Form 10-Q
period 1995-03-31
PLAINS RESOURCES INC
filed 1995-05-09
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

                         Commission file number: 0-9808


                             PLAINS RESOURCES INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-2898764
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                               1600 SMITH STREET
                              HOUSTON, TEXAS 77002
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 654-1414
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [x]     NO
                                         ------      ----

11,593,457 shares of common stock $.10 par value, issued and outstanding at May 8, 1995.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
   March 31, 1995 and December 31, 1994................................       3
  Condensed Consolidated Statements of Operations:
   For the three months ended March 31, 1995 and 1994..................       4
  Condensed Consolidated Statements of Cash Flows:
   For the three months ended March 31, 1995 and 1994..................       5
  Notes to Condensed Consolidated Financial Statements.................       6

MANAGEMENT'S DISCUSSION AND ANALYSIS...................................       7

PART II.  OTHER INFORMATION............................................       10


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)


- ------------------------------------------------------------------------------------------
                                                            MARCH 31,        DECEMBER 31,
                                                              1995               1994
                                                           -----------       -------------
                                                           (unaudited)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                   $   7,735            $   1,291
Cash in compensating balance account                            1,500                1,500
Accounts receivable and other                                  40,141               33,370
Inventory                                                       5,380                5,525
                                                            ---------            ---------

Total current assets                                           54,756               41,686
                                                            ---------            ---------

PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
       Subject to amortization                                267,203              265,123
       Not subject to amortization                             36,754               35,779
Crude oil terminal and storage facility                        30,584               30,576
Other property and equipment                                    7,954                7,780
                                                            ---------            ---------
                                                              342,495              339,258
Less allowance for depreciation, depletion and amortization  (125,379)            (121,656)
                                                            ---------            ---------

                                                              217,116              217,602
                                                            ---------            ---------

OTHER ASSETS                                                    8,570                7,616
                                                            ---------            ---------

                                                            $ 280,442            $ 266,904
                                                            =========            =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities              $  44,410            $  36,282
Interest payable                                                7,092                3,617
Royalties payable                                               4,899                4,702
Notes payable and other current obligations                     1,552                1,550
                                                            ---------            ---------

Total current liabilities                                      57,953               46,151

BANK DEBT                                                      47,800               45,100
SUBORDINATED DEBT                                             100,000              100,000
OTHER LONG-TERM LIABILITIES                                     7,503                8,254
                                                            ---------            ---------

                                                              213,256              199,505
                                                            ---------            ---------

SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK,
  STATED AT LIQUIDATION PREFERENCE                             20,937               20,937
                                                            ---------            ---------

NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
  AND OTHER STOCKHOLDERS' EQUITY
Preferred stock, stated at liquidation preference                 481                  481
Common stock, $.10 par value, 50,000,000 shares authorized;
 issued and outstanding 11,593,457 shares at March 31, 1995
 and December 31, 1994                                          1,159                1,159
Additional paid-in capital                                     89,274               89,274
Accumulated deficit                                           (44,665)             (44,452)
                                                            ---------            ---------

                                                               46,249               46,462
                                                            ---------            ---------

                                                            $ 280,442            $ 266,904
                                                            =========            =========

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)

- -------------------------------------------------------------------------------



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1995        1994
                                                          ---------   ---------
REVENUE
Oil and natural gas sales                                 $  14,689   $  12,394
Marketing, transportation and storage                        78,886      38,148
Interest and other income                                        72          42
                                                          ---------   ---------

                                                             93,647      50,584
                                                          ---------   ---------

EXPENSES
Production expenses                                           6,759       6,348
Purchases, transportation and storage                        77,388      36,495
General and administrative                                    1,898       1,866
Depreciation, depletion and amortization                      3,998       3,909
Interest expense                                              3,285       3,144
                                                          ---------   ---------

                                                             93,328      51,762
                                                          ---------   ---------

NET INCOME (LOSS)                                         $     319   $  (1,178)
                                                          =========   =========

Net loss per common and common equivalent share           $    (.02)  $    (.10)
                                                          =========   =========

Weighted average number of common
 and common equivalent shares                                11,593      11,567
                                                          =========   =========


          See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

 ------------------------------------------------------------------------------------------------


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ---------------------
                                                                              1995         1994
                                                                            --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                            $   319    $  (1,178)
Item not affecting cash flows from operating activities:
 Depreciation, depletion and amortization                                      3,998        3,909
Change in assets and liabilities resulting from operating activities:
 Accounts receivable and other                                                (8,141)      (1,217)
 Inventory                                                                       145        3,600
 Accounts payable and other current liabilities                                7,904         (132)
 Interest payable                                                              2,834        2,774
                                                                            --------    ---------

Net cash provided by operating activities                                      7,059        7,756
                                                                            --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from the sale of oil and natural gas properties                       1,936          207
Payment for acquisition, exploration and development costs                    (3,526)      (7,557)
Payment for additions to other property                                         (195)        (110)
                                                                            --------    ---------

Net cash used in investing activities                                         (1,785)      (7,460)
                                                                            --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                   9,850       18,800
Proceeds from short-term debt                                                    ---        6,213
Principal payments of long-term debt                                          (7,150)      (9,400)
Principal payments of short-term debt                                            ---       (9,010)
Payments of other long-term liabilities                                       (1,500)        (144)
Other                                                                            (30)         (97)
                                                                            --------    ---------

Net cash provided by financing activities                                      1,170        6,362
                                                                            --------    ---------

Net increase in cash and cash equivalents                                      6,444        6,658
Cash and cash equivalents, beginning of period                                 1,291        3,783
                                                                            --------    ---------

Cash and cash equivalents, end of period                                     $ 7,735    $  10,441
                                                                            ========    =========


           See notes to condensed consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                  (UNAUDITED)


NOTE 1--ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at March 31, 1995, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2 -- EARNINGS PER SHARE

Primary earnings per share is based on the weighted average number of common and common equivalent shares of Common Stock outstanding. Common equivalent shares include employee stock options and warrants. For purposes of this calculation, net income available to common shareholders has been reduced to reflect accrued preferred stock dividends. Excluding accrued dividends on the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") which may be paid in additional shares of such stock, net income per common and common equivalent share was $.02 for the three months ended March 31, 1995.

If the Company elects to pay dividends on the Series C Preferred Stock in additional shares of such stock, accounting pronouncements require the Company to retroactively restate earnings per share to reflect such dividends by increasing the weighted average number of common and common equivalent shares assumed to be outstanding for this calculation. The effects of accrued cash dividends will also be eliminated from the calculation in such circumstance. The indenture governing the Company's $100 million principal amount 12% Senior Subordinated Notes contains certain restrictions regarding the payment of cash dividends on the Series C Preferred Stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three month periods ended March 31, 1995 and 1994

For the quarter ended March 31, 1995, the Company reported net income of $319,000 on total revenue of $93.6 million. This compares with a net loss of $1.2 million on total revenue of $50.6 million for the first quarter of 1994. After deducting approximately $516,000 of dividends accrued on the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), the Company reported a net loss of $.02 per common share as compared to a net loss of $.10 per common share in last year's quarter. Excluding accrued dividends on the Series C Preferred Stock which may be paid in additional shares of such stock, net income per common share was $.02 for the quarter ended March 31, 1995. Cash flow from operations (net income plus non-cash expenses) increased 58% to $4.3 million for the first quarter of 1995 versus $2.7 million for the 1994 period. Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") increased 29% to $7.6 million for the quarter ended March 31, 1995 from $5.9 million reported for the 1994 comparative period.

Oil and natural gas production for the first quarter of 1995 increased to 1.15 million barrels of oil equivalent ("BOE"), up 17% over the 982,000 BOE produced in last year's first quarter. Oil production, the Company's principal product, increased by 23% to 1,018,000 barrels from 827,000 barrels produced during the first quarter of 1994. The production increases are primarily a result of the Company's continuing focus on the development and exploitation of its principal properties and the acquisition of the remaining 50% working interest in its properties in the Sunniland Trend of South Florida (the "Sunniland Trend Properties") effective May 1, 1994. Production from the Company's LA Basin properties was negatively affected by downtime associated with unusual rainfall in the first quarter of 1995 (approximately 8,000 BOE, net to the Company's interest) and the Los Angeles earthquake in the first quarter of 1994 (approximately 40,000 BOE, net to the Company's interest). Natural gas production declined from .9 billion cubic feet to .8 billion cubic feet in the current year quarter primarily as a result of natural depletion in the Company's Gulf Coast properties.

Oil and natural gas revenues increased approximately 19% to $14.7 million versus $12.4 million for the first quarter of 1994 due to increased production volumes and slightly higher product prices. The Company's average wellhead price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from benchmark New York Mercantile Exchange prices, increased 2% to $12.82 per BOE for the quarter ended March 31, 1995. Such increase is attributable to an increase in the spot oil price in the first quarter of 1995 offset by lower average natural gas prices. The posted wellhead price for the benchmark West Texas Intermediate crude oil averaged $16.81 per barrel during the quarter as compared to the first quarter 1994 average of $13.16 per barrel. The Company routinely maintains fixed price arrangements on approximately 60% to 70% of its crude oil production. The Company's average oil price was $13.61 per barrel for the three months ended March 31, 1995 versus $13.32 per barrel in the prior year period. The Company's average natural gas price decreased 26% to $1.09 per thousand cubic feet ("Mcf") during the first quarter of 1995 as compared to $1.48 received in the 1994 first quarter. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing prices. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the average price per BOE by $.46 in the first quarter of 1995 and increasing the average price per BOE by $0.71 in the first quarter of 1994.

The Company's crude oil marketing and transportation activities continued to benefit from access to the Company's new crude oil storage and terminalling facility in Cushing, Oklahoma (the "Cushing Terminal"). Construction of the Cushing Terminal was completed in December 1993. Aggregate gross profit from the Company's downstream operations for the first quarter of 1995 was $1,498,000 on total revenue of $78.9 million. Gross profit from marketing and transportation nearly doubled to $1,241,000 for the quarter ended March 31, 1995 versus gross profit of $644,000 in the prior year period. The Company recorded $1,653,000 of aggregate downstream gross profit on total revenue of $38.1 million in the first quarter of 1994. Such amount included approximately $603,000 of gross profit from contango market inventory transactions. Due to the strong near-term demand for crude oil, no material contango market inventory transactions occurred in the 1995 period. Excluding such inventory transactions, gross profit from the downstream segment's primary business activities rose nearly 40%, increasing to $1,468,000 in the 1995 period from $1,050,000 in last year's quarter. The trend of increased revenues and corresponding gross profit is reflective of increases in the quantity of crude oil marketed on behalf of other producers (46,000 barrels per day in the first quarter of 1995 versus 21,000 barrels per day in the 1994 quarter) and additional markets made available by the Cushing Terminal.

Unit production expenses decreased approximately 9% to $5.90 per BOE for the first quarter of 1995 from $6.47 per BOE in the prior year comparative period. Annual unit production expenses were $7.36, $6.65 and $6.15 per BOE in 1992, 1993 and 1994, respectively. The unit expense reductions are primarily the result of the Company's ongoing focus on cost reduction and cost control and to increased production volumes. Unit production expenses will vary throughout each year due to seasonal demand charges for peak electricity usage and periodic workover expenses associated with the Company's production and exploitation activities. Total production expenses increased to $6.8 million from $6.3 million for the first quarter of 1994 as a result of increased production volumes.

General and administrative ("G&A") expenses, which exclude amounts capitalized as direct oil and natural gas acquisition, exploration and development costs, remained relatively constant at $1.9 million for the three months ended March 31, 1995 and 1994. Excluding G&A expenses related to the Company's downstream activities, unit G&A expenses declined 17% to $1.09 per BOE as compared to $1.31 per BOE reported in the prior year quarter. On an annual basis, unit general and administrative expenses were $2.48, $1.34 and $1.04 per BOE in 1992, 1993 and 1994, respectively.

Depreciation, depletion and amortization ("DD&A") expense increased 2% to approximately $4 million for the quarter ended March 31, 1995. Increased DD&A attributable to higher production volumes was partially offset by a lower DD&A rate ($3.00 per BOE in the 1995 quarter versus $3.40 per BOE in the 1994 quarter). Interest expense for the quarter ended March 31, 1995, increased to $3.3 million from $3.1 million reported for the comparative prior year quarter. The increase is primarily due to a higher average interest rate.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

At March 31, 1995, the Company had a working capital deficit of approximately $3.2 million compared to a deficit of $4.5 million at December 31, 1994. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Company's revolving credit facility. The outstanding balance on the Company's $55 million revolving credit facility (the "Credit Facility") was $47.8 million on March 31, 1995.

Investing and Financing Activities

Net cash flows used in investing activities were $1.8 million and $7.5 million for the three months ended March 31, 1995 and 1994, respectively. Investing activities include payments for acquisition, exploration and development costs of $3.5 million and $7.6 million for these same periods, respectively. Also included in investing activities are proceeds from the sale of certain minor nonoperated properties of $1.9 million and $.2 million for the three months ended March 31, 1995, and 1994, respectively.

Net cash provided by financing activities amounted to $1.2 million and $6.4 million for the three months ended March 31, 1995 and 1994, respectively. Proceeds, net of payments, from long-term debt for the three months ended March 31, 1995 and 1994, were $2.7 million and $9.4 million, respectively. Such amounts in both years represent net proceeds from the Credit Facility used primarily to finance acquisition, exploration and development activities. Short-term debt transactions during the 1994 period reflect borrowings and repayments associated with crude oil inventory transactions conducted during a contango crude oil futures market.

PART II.  OTHER INFORMATION

Item 1 - None


Item 2 - None


Item 3 - None


Item 4 - None


Item 5 - None


Item 6 -

  A. Exhibits
     11.  Computation of per share earnings
     27.  Financial Data Schedule

  B. Report on Form 8-K
     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               PLAINS RESOURCES INC.



Date: May 9, 1995              By:  /s/  Phillip D. Kramer
      -----------                   ------------------------------------------
                               Phillip D. Kramer, Vice President and Chief
                               Financial Officer (Principal Financial Officer)