Form 10-Q
period 1995-06-30
PLAINS RESOURCES INC
filed 1995-08-08
CIK 350426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

                                (713) 654-1414
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [x]     NO
                                         ------      ------

15,252,332 shares of common stock $.10 par value, issued and outstanding at August 7, 1995.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS



                                                                            PAGE
                                                                           -----
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
  Condensed Consolidated Balance Sheets:
     June 30, 1995 and December 31, 1994........................              3
   Condensed Consolidated Statements of Operations:
     For the three and six months ended June 30, 1995 and 1994..              4
   Condensed Consolidated Statements of Cash Flows:
     For the six months ended June 30, 1995 and 1994............              5
   Notes to Condensed Consolidated Financial Statements.........              6

MANAGEMENT'S DISCUSSION AND ANALYSIS............................              7

PART II.  OTHER INFORMATION.....................................             14


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)


                                                                             JUNE 30,    DECEMBER 31,
                                                                               1995          1994
                                                                            -----------  -------------
                                                                            (unaudited)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                    $   4,355      $   1,291
Cash in compensating balance account                                             1,253          1,500
Accounts receivable and other                                                   40,421         33,370
Inventory                                                                        4,505          5,525
                                                                             ---------   ------------
Total current assets                                                            50,534         41,686
                                                                             ---------   ------------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
          Subject to amortization                                              272,233        265,123
          Not subject to amortization                                           37,878         35,779
Crude oil terminal and storage facility                                         30,710         30,576
Other property and equipment                                                     8,105          7,780
                                                                             ---------   ------------
                                                                               348,926        339,258
Less allowance for depreciation, depletion and amortization                   (129,232)      (121,656)
                                                                             ---------   ------------
                                                                               219,694        217,602
                                                                             ---------   ------------
OTHER ASSETS                                                                     8,450          7,616
                                                                             ---------   ------------
                                                                             $ 278,678      $ 266,904
                                                                             =========   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                               $  41,122      $  36,282
Interest payable                                                                 3,898          3,617
Royalties payable and drilling advances                                          6,296          4,702
Notes payable and other current obligations                                      1,549          1,550
                                                                             ---------   ------------
Total current liabilities                                                       52,865         46,151

BANK DEBT                                                                       50,000         45,100
SUBORDINATED DEBT                                                              100,000        100,000
OTHER LONG-TERM LIABILITIES                                                      6,996          8,254
                                                                             ---------   ------------
                                                                               209,861        199,505
                                                                             ---------   ------------
SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK,
  STATED AT LIQUIDATION PREFERENCE                                                  --         20,937
                                                                             ---------   ------------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
  AND OTHER STOCKHOLDERS' EQUITY
Preferred stock, stated at liquidation preference                                  481            481
 Common stock, $.10 par value, 50,000,000 shares authorized;
  issued and outstanding 15,249,482 shares at June 30, 1995
  and 11,593,457 shares at December 31, 1994                                     1,525          1,159
Additional paid-in capital                                                     110,893         89,274
Accumulated deficit                                                            (44,082)       (44,452)
                                                                             ---------   ------------
                                                                                68,817         46,462
                                                                             ---------   ------------
                                                                             $ 278,678      $ 266,904
                                                                             =========   ============

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
 (in thousands, except per share data)


                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                               --------------------   ------------------------
                                                                  1995       1994       1995         1994
                                                               ---------   --------   ---------   ------------
REVENUE
Oil and natural gas sales                                        $15,789    $15,039   $  30,478      $  27,433
Marketing, transportation and
  storage                                                         79,392     52,117     158,278         90,265
Interest and other income                                             75         42         147             84
                                                                 -------    -------   ---------   ------------
                                                                  95,256     67,198     188,903        117,782
                                                                 -------    -------   ---------   ------------
EXPENSES
Production expenses                                                7,148      6,766      13,907         13,114
Purchases, transportation and
  storage                                                         77,796     50,485     155,184         86,980
General and administrative                                         1,876      1,781       3,774          3,647
Depreciation, depletion and
   amortization                                                    4,127      4,115       8,125          8,024
Interest expense                                                   3,395      3,301       6,680          6,445
                                                                 -------    -------   ---------   ------------
                                                                  94,342     66,448     187,670        118,210
                                                                 -------    -------   ---------   ------------
NET INCOME (LOSS)                                                $   914    $   750   $   1,233      $    (428)
                                                                 =======    =======   =========   ============
 Net income (loss) per common and common
 equivalent share                                                   $.06       $.06        $.08          $(.04)
                                                                 =======    =======   =========   ============
 Weighted average number of common and common
 equivalent shares                                                16,002     11,572       15,737        11,567
                                                                 =======    =======   =========   ============

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      -------------------------
                                                                        1995          1994
                                                                      ---------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $   6,718      $  13,622
                                                                      ---------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and natural gas properties                  1,765            267
Payment for acquisition, exploration and development costs               (8,343)       (25,564)
Payment for additions to other property and assets                         (695)        (1,810)
                                                                      ---------   ------------
Net cash used in investing activities                                    (7,273)       (27,107)
                                                                      ---------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                             23,750         42,600
Proceeds from short-term debt                                                 -         10,354
Principal payments of long-term debt                                    (18,850)       (20,700)
Principal payments of short-term debt                                         -        (19,991)
Payments of other long-term liabilities                                  (1,505)          (113)
Other                                                                       224            433
                                                                      ---------   ------------
Net cash provided by financing activities                                 3,619         12,583
                                                                      ---------   ------------
Net increase (decrease) in cash and cash equivalents                      3,064           (902)
Cash and cash equivalents, beginning of period                            1,291          3,783
                                                                      ---------   ------------
Cash and cash equivalents, end of period                              $   4,355      $   2,881
                                                                      =========   ============


           See notes to condensed consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995
                                  (UNAUDITED)

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

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at June 30, 1995, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2--REVOLVING CREDIT FACILITY

In June 1995, the Company's revolving credit facility (the "Credit Facility") and borrowing base thereunder was increased to $65 million from $55 million. The Credit Facility, as amended, consists of a $65 million revolving credit loan, which matures on June 30, 1996, with a final maturity of April 1, 1998. On June 30, 1995, the Company had $50 million outstanding under the Credit Facility.

NOTE 3--CONVERSION OF SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

In July 1994, the Company sold in a private placement 200,000 shares of Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") for net proceeds of approximately $20 million. On May 25, 1995, all outstanding shares of the Series C Preferred Stock, including accrued dividends, were converted into approximately 3.6 million shares of the Company's common stock (the "Common Stock").

NOTE 4--EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common and common equivalent shares of Common Stock outstanding. Common equivalent shares include employee stock options and warrants. Accrued dividends on the Series C Preferred Stock were satisfied through its conversion into Common Stock on May 25, 1995 (see Note 3), and accordingly, net income available to common shareholders has not been reduced by such dividends. For purposes of the earnings per share calculation, Common Stock issued upon the conversion of the Series C Preferred Stock is included in the weighted average number of shares outstanding effective January 1, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three month periods ended June 30, 1995 and 1994

For the quarter ended June 30, 1995, the Company reported net income of $914,000, or $.06 per share, on total revenue of $95.3 million. This compares with net income of $750,000, or $.06 per share, on total revenue of $67.2 million for the second quarter of 1994. The Company reported an increase in the weighted average number of common and common equivalent shares outstanding between the two periods as a result of the 1995 second quarter conversion of the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), originally issued in July 1994. Approximately 16.0 million shares were assumed to be outstanding during the second quarter of 1995 as compared to 11.6 million shares outstanding during the second quarter of 1994.

Cash flow from operations (net income plus noncash expenses) increased to $5.0 million for the second quarter of 1995 as compared to $4.9 million for the 1994 period. Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") increased to $8.4 million versus $8.2 million reported in last year's second quarter.

The following table sets forth certain operating information of the Company for the periods presented:

                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                        ------------------------------
                                             1995            1994
                                        --------------  --------------
                                        (in thousands, except per unit
                                              data) (unaudited)
AVERAGE DAILY VOLUMES
  Barrels of oil:
    LA Basin                                       7.7             7.6
    S. Florida                                     3.5             2.7
    Other                                          0.3             0.4
                                                ------          ------
    Total                                         11.5            10.7
                                                ======          ======
  Mcf of natural gas:
    LA Basin                                       4.6             4.8
    Other                                          3.6             5.6
                                                ------          ------
    Total                                          8.2            10.4
                                                ======          ======
  Barrels of oil equivalent ("BOE"):
    LA Basin                                       8.5             8.4
    S. Florida                                     3.5             2.7
    Other                                          0.9             1.4
                                                ------          ------
    Total                                         12.9            12.5
                                                ======          ======
AVERAGE SALES PRICE
  Per barrel of oil                             $14.31          $14.10
  Per MCF of natural gas                        $ 1.02          $ 1.35
  Per BOE                                       $13.44          $13.26

PRODUCTION EXPENSES PER BOE                     $ 6.09          $ 5.97
UPSTREAM GENERAL AND
  ADMINISTRATIVE EXPENSES PER BOE               $ 1.10          $ 1.10

Oil and natural gas production for the second quarter of 1995 increased to 1.17 million BOE, up 4% over the 1.13 million BOE produced in last year's second quarter. Oil production, the Company's principal product, increased 8% to 1,050,000 barrels from 977,000 barrels produced during the second quarter of 1994 as a result of the Company's continuing focus on the development and exploitation of its principal properties and the acquisition of the remaining 50% working interest in its properties in the Sunniland

Trend of South Florida (the "Sunniland Trend Properties") effective May 1, 1994. Natural gas production decreased from .9 billion cubic feet to .8 billion cubic feet in the current year quarter primarily as a result of natural depletion in the Company's Gulf Coast properties.

Oil and natural gas revenues increased approximately 5% to $15.8 million versus $15.0 million for the second quarter of 1994 due to increased production volumes and slightly higher average product prices. The Company's average wellhead price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from benchmark New York Mercantile Exchange ("NYMEX") prices, increased 1% to $13.44 per BOE for the quarter ended June 30, 1995. Such increase is attributable to an increase in the spot crude oil price in the second quarter of 1995 which was offset by lower average natural gas prices. The posted wellhead price for the benchmark West Texas Intermediate ("WTI") crude oil averaged $17.62 per barrel during the quarter as compared to the second quarter 1994 average of $16.40 per barrel.
The Company's average oil price was $14.31 per barrel for the quarter versus $14.10 per barrel in the prior year quarter. The Company's average natural gas price decreased 24% to $1.02 per thousand cubic feet ("Mcf") during the second quarter of 1995 as compared to $1.35 per Mcf received in the 1994 quarter.

Crude oil prices weakened late in the second quarter and continued to deteriorate throughout the first part of the third quarter. The Company routinely maintains fixed price arrangements on a significant portion of its
crude oil production.   During the second quarter, the Company entered into
agreements to replace certain arrangements that expired at the end of such quarter. As a result, approximately 55% of the Company's current crude oil production volumes are hedged at a NYMEX index price (before location and quality discounts) of $18.40 per barrel through mid-1996. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the product prices discussed in the preceding paragraph. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the average price per BOE by $.42 in the second quarter of 1995 and increasing the average price per BOE by $0.23 in the second quarter of 1994.

Aggregate gross profit from the Company's downstream operations remained constant at $1.6 million for the three months ended June 30, 1995 and 1994. Gross revenues were $79.4 million and $52.1 million for the respective periods. Excluding contango market inventory transactions, gross profit from base level marketing, transportation, storage and terminalling activities increased approximately 23% in the 1995 second quarter to $1.57 million as compared to $1.28 million last year. Such increase in base level activities is primarily attributable to improved market access made available by the Company's new crude oil storage and terminalling facility in Cushing, Oklahoma (the "Cushing Terminal"). Construction of the Cushing Terminal was completed in December 1993. Total crude oil volumes marketed and terminalled during the 1995 second quarter were 43,000 barrels per day and 39,000 barrels per day, respectively, as compared with average daily volumes of 26,000 barrels and 35,000 barrels in last year's second quarter. For the second quarter of 1995, marketing and transportation accounted for gross profit of $1.25 million with terminalling and storage activities accounting for the balance.

Unit production expenses increased to $6.09 per BOE in the current period as compared to $5.97 per BOE in last year's second quarter primarily due to workover expenses in the Sunniland Trend Properties. Unit production expenses will vary throughout each year due to seasonal demand charges for peak electricity usage and periodic workover expenses associated with the Company's production and exploitation activities. Annual unit production expenses were $7.36, $6.65 and $6.15 per BOE in 1992, 1993 and 1994, respectively. The annual unit expense reductions are primarily the result of the Company's ongoing focus on cost reduction and cost control and to increased production volumes. Total production expenses increased to $7.1 million from $6.8 million for the second quarter of 1994 primarily as a result of increased production volumes and to the Sunniland Trend workover expenses.

Excluding general and administrative ("G&A") expenses related to the Company's downstream activities, unit upstream G&A expenses remained constant at $1.10 per BOE for the three months ended June 30, 1995 and 1994. On an annual basis, unit upstream G&A expenses were $2.48, $1.34 and $1.04 per BOE in 1992, 1993 and 1994, respectively. Total G&A expenses were $1.9 million for the three months ended June 30, 1995, compared to $1.8 million for the 1994 period.

Depreciation, depletion and amortization ("DD&A") expense remained constant at $4.1 million for the quarters ended June 30, 1995 and 1994. Increased DD&A attributable to higher production volumes was partially offset by a lower DD&A rate ($3.00 per BOE in the 1995 quarter versus $3.10 per BOE in the 1994 quarter). Interest expense for the quarter ended June 30, 1995, increased to $3.4 million from $3.3 million reported for the comparative prior year quarter. The increase is primarily due to a higher average interest rate.

Six month periods ended June 30, 1995 and 1994

For the six months ended June 30, 1995, the Company reported net income of $1.2 million, or $.08 per share, on total revenue of $188.9 million. This compares to a net loss of $428,000, or $.04 per share, on total revenue of $117.8 million for the first half of 1994. The Company reported an increase in the weighted average number of common and common equivalent shares outstanding between the two periods as a result of the 1995 second quarter conversion of the Series C Preferred Stock, originally issued in July 1994. Approximately 15.7 million shares were assumed to be outstanding during the first six months of 1995 as compared to 11.6 million shares outstanding during the 1994 comparative period.

Cash flow from operations (net income plus noncash expenses) increased 24% to $9.4 million for the six months ended June 30, 1995 versus $7.6 million for the 1994 period. EBITDA increased 14% to $16.0 million as compared to $14.0 million reported in the first six months of 1994. Net cash provided by operating activities, as reported in the consolidated statements of cash flows, decreased to $6.7 million for the six months ended June 30, 1995 as compared to $13.6 million for the 1994 comparative period. Included in the 1994 amount is approximately $11.8 million of proceeds from the sale of crude oil inventory, primarily attributable to contango market inventory transactions.

The following table sets forth certain operating information of the Company for the periods presented:

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                     ------------------------------
                                          1995            1994
                                     --------------  --------------
                                     (in thousands, except per unit
                                           data) (unaudited)
AVERAGE DAILY VOLUMES
  Barrels of oil:
    LA Basin                                    7.5             7.3
    S. Florida                                  3.5             2.1
    Other                                       0.4             0.6
                                             ------          ------
    Total                                      11.4            10.0
                                             ======          ======
  Mcf of natural gas:
    LA Basin                                    4.5             4.6
    Other                                       3.8             5.7
                                             ------          ------
    Total                                       8.3            10.3
                                             ======          ======
  Barrels of oil equivalent:
    LA Basin                                    8.3             8.1
    S. Florida                                  3.5             2.1
    Other                                       1.0             1.5
                                             ------          ------
    Total                                      12.8            11.7
                                             ======          ======
AVERAGE SALES PRICE
  Per barrel of oil                          $13.97          $13.74
  Per MCF of natural gas                     $ 1.05          $ 1.41
  Per BOE                                    $13.14          $12.97

PRODUCTION EXPENSES PER BOE                  $ 5.99          $ 6.20
UPSTREAM GENERAL AND
  ADMINISTRATIVE EXPENSES PER BOE            $ 1.10          $ 1.20


Oil and natural gas production for the first six months of 1995 increased to 2.3 million BOE, up 10% over the 2.1 million BOE produced in last year's first half. Oil production, the Company's principal product, increased approximately 15% to
2.1 million barrels from 1.8 million barrels produced during the first half of 1994 as a result of the Company's continuing focus on the development and exploitation of its principal properties and the acquisition of the remaining 50% working interest in the Sunniland Trend Properties effective May 1, 1994. Production from the Company's LA Basin properties was negatively affected by downtime associated with unusually heavy rainfall in the first quarter of 1995 (approximately 8,000 BOE, net to the Company's interest) and the Los Angeles earthquake in the first quarter of 1994 (approximately 40,000 BOE, net to the Company's interest). Natural gas production decreased from 1.9 billion cubic feet to 1.5 billion cubic feet in the current year period primarily as a result of natural depletion in the Company's Gulf Coast properties.

Oil and natural gas revenues increased approximately 11% to $30.5 million versus $27.4 million for the first six months of 1994 due to increased production volumes and slightly higher average product prices. The Company's average wellhead price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from benchmark NYMEX prices, increased 1% to $13.14 per BOE for the six months ended June 30, 1995. Such increase is attributable to an increase in the spot crude oil price in 1995 which was offset by lower average natural gas prices. The posted wellhead price for the benchmark WTI crude oil averaged $17.22 per barrel during the first half of 1995 as compared to the 1994 first half average of $14.79 per barrel. The Company's average oil price was $13.97 per barrel for the first six months of 1995 versus $13.74 per barrel in the prior year comparative period. The Company's average natural gas price decreased 26% to $1.05 per Mcf during the first half of 1995 as compared to $1.41 received in the 1994 period.

Crude oil prices weakened late in the second quarter and continued to deteriorate throughout the first part of the third quarter. The Company routinely maintains fixed price arrangements on a significant portion of its crude oil production. During the second quarter, the Company entered into agreements to replace certain arrangements that expired at the end of such quarter. As a result, approximately 55% of the Company's current crude oil production volumes are hedged at a NYMEX index price (before location and quality discounts) of $18.40 per barrel through mid-1996. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the product prices discussed in the preceding paragraph. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the average price per BOE by $.43 in the first half of 1995 and increasing the average price per BOE by $0.46 in the 1994 comparative period.

Aggregate gross profit from the Company's downstream operations was $3.1 million for the six months ended June 30, 1995, versus $3.3 million in the prior year period. Gross revenues were $158.3 million and $90.3 million for the respective periods. Excluding contango market inventory transactions, gross profit from base level marketing, transportation, storage and terminalling activities increased approximately 30% in the first half of 1995 to $3.0 million as compared to $2.3 million last year. Gross profit from contango related activities was $60,000 in the 1995 period versus $951,000 in 1994. The increase in base level activities is primarily attributable to improved market access made available by the Cushing Terminal. Construction of the Cushing Terminal was completed in December 1993. Total crude oil volumes marketed and terminalled during the first half of 1995 were 45,000 barrels per day and 39,000 barrels per day, respectively, as compared with average daily volumes of 24,000 barrels and 31,000 barrels in last year's comparative period. For the six months ended June 30, 1995, marketing and transportation accounted for gross profit of $2.5 million with terminalling and storage activities accounting for the balance.

Unit production expenses decreased approximately 3% to $5.99 per BOE in the first half of 1995 as compared to $6.20 per BOE in last year's comparative period. Unit production expenses will vary throughout each year due to seasonal demand charges for peak electricity usage and periodic workover expenses associated with the Company's production and exploitation activities. Annual unit production expenses were $7.36, $6.65 and $6.15 per BOE in 1992, 1993 and 1994, respectively. The annual unit expense reductions are primarily the result of the Company's ongoing focus on cost reduction and cost control and to increased production volumes. Total production expenses increased to $13.9 million from $13.1 million for the first half of 1994 primarily as a result of increased production volumes.

Excluding G&A expenses related to the Company's downstream activities, unit upstream G&A expenses declined 8% to $1.10 per BOE for the six months ended June 30, 1995. On an annual basis, unit upstream general and administrative expenses were $2.48, $1.34 and $1.04 per BOE in 1992, 1993 and 1994, respectively. Total G&A expenses were $3.8 million for the six months ended June 30, 1995, compared to $3.6 million for the 1994 period.

DD&A expense increased slightly to $8.1 million for the six months ended June 30, 1995. Increased DD&A attributable to higher production volumes was partially offset by a lower DD&A rate ($3.00 per BOE in the 1995 period versus $3.24 per BOE in the 1994 period). Interest expense for the six months ended June 30, 1995, increased to $6.7 million from $6.4 million reported for the comparative prior year period. The increase is primarily due to a higher average interest rate.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

In July 1994, the Company sold in a private placement 200,000 shares of the Series C Preferred Stock for net proceeds of approximately $20 million. On May 25, 1995, all outstanding shares of the Series C Preferred Stock, including accrued dividends, were converted into approximately 3.6 million shares of the Company's common stock (the "Common Stock"). The conversion of the Series C Preferred Stock eliminates a $2 million annual dividend obligation for future years.

In June 1995, the Company's revolving credit facility (the "Credit Facility") and borrowing base thereunder was increased to $65 million from $55 million. The Credit Facility, as amended, consists of a $65 million revolving credit loan, which matures on June 30, 1996, with a final maturity of April 1, 1998. On June 30, 1995, the Company had $50 million outstanding under the Credit Facility.

At June 30, 1995, the Company had a working capital deficit of approximately $2.3 million compared to a deficit of $4.5 million at December 31, 1994. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Credit Facility. The Company currently estimates that during 1995 it will spend approximately $20 million on the development and exploitation of its LA Basin and Sunniland Trend properties and approximately $4 million, net of partner reimbursements, on exploration activities in South Louisiana and the Sunniland Trend. A substantial portion of these planned capital expenditures are discretionary and actual expenditures may vary based on crude oil and natural gas prices, results from geological and geophysical studies and drilling operations and the Company's efforts to solicit partners for certain of its projects. Additionally, the Company intends to continue to pursue the acquisition of underdeveloped producing properties.

Investing and Financing Activities

Net cash flows used in investing activities were $7.3 million and $27.1 million for the six months ended June 30, 1995 and 1994, respectively. Investing activities include payments for acquisition, exploration and development costs of $8.3 million and $25.6 million for these same periods, respectively. Such payments for the 1994 period include approximately $11.2 million related to the cash portion of the acquisition of the Sunniland Trend Properties. Also included in investing activities are proceeds from the sale of certain minor nonoperated properties of $1.8 million and $.3 million for the six months ended June 30, 1995, and 1994, respectively.

Net cash provided by financing activities amounted to $3.6 million and $12.6 million for the six months ended June 30, 1995 and 1994, respectively.
Proceeds, net of payments, from long-term debt for the six months ended June 30, 1995 and 1994, were $4.9 million and $21.9 million, respectively. Included in both years are net proceeds from the Credit Facility as a result of acquisition, exploration and development activities, while 1994 also includes an $11.5 million bridge loan incurred to finance the acquisition of the Sunniland Trend Properties. Such loan was repaid in July 1994, with proceeds from the sale of the Series C Preferred Stock. Short-term debt transactions during the 1994 period reflect borrowings and repayments associated with contango crude oil inventory transactions.

Changing Oil and Natural Gas Prices

The Company believes that, with the completion of the Cushing Terminal and acquisitions made in the last three years, it has the available capital resources, including external sources of financing, to fund its capital programs. However, the Company is heavily dependent on crude oil prices which have historically been volatile. During 1995, the posted price for WTI crude oil has ranged from a high of $19.00 in April to a low of $15.00 in July. Although the Company's long-term sales arrangements for its crude oil production substantially mitigated the impact of crude oil price declines in 1993 and 1994, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Further, low crude oil prices could affect the Company's ability to raise capital on favorable terms. The Company routinely maintains fixed price arrangements on a significant portion of
its crude oil production.   During the second quarter, the Company entered into
agreements to replace certain arrangements that expired at the end of such quarter. As a result, approximately 55% of the Company's current crude oil production volumes are hedged at a NYMEX index price (before location and quality discounts) of $18.40 per barrel through mid-1996.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

  On April 27, 1992, the Company and certain of its officers and directors and a former director and officer were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Texas captioned Judith Rubinstein and Howard Greenwald v. Collins, et al., C.A. No. H-92-1297. The complaint brings a class action for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiffs, who purport to have purchased their Common Stock in open market transactions (300 and 375 shares, respectively), contend the class is entitled to approximately $30 million for compensatory damages and punitive damages in an unspecified amount. The Company filed a motion to dismiss in July 1992. On August 24, 1992, the Court entered an Order of Dismissal and a Final Judgment dismissing the plaintiffs' complaint for failure to state a claim under the federal securities laws and/or under the common law of the State of Texas. On September 10, 1992, the plaintiffs filed a Notice of Appeal of the District Court's judgment with the United States Court of Appeals for the Fifth Circuit (No. 92-2736). On May 5, 1994, the Fifth Circuit Court ruled, among other things, that the plaintiffs had sufficiently pleaded claims under the federal securities laws and under Texas common law and reversed the trial court's dismissal and remanded the case to the trial court for further proceedings.

  On July 27, 1993, a second case similar to the Rubinstein case described in the preceding paragraph was filed in the United States District Court for the Southern District of Texas captioned Gloria Moroson v. Collins, et al., C.A. No. H-93-2305, naming the Company and certain of its officers and directors and a former director and officer as defendants. The complaint brings a class action for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities and the value of the assets acquired through the purchase of Stocker Resources, Inc. and Stocker Resources, L.P. (collectively "Stocker"). The plaintiff, who purports to have purchased 50 shares of Common Stock in an open market transaction, contends the class is entitled to approximately $60 million for compensatory damages and punitive damages in an unspecified amount. These amounts are alleged to be in addition to the damages claimed in the Rubinstein case. In June 1994, the trial court granted the Company's motion to consolidate the Rubinstein and Moroson cases. Trial for these cases is currently scheduled to commence in November 1995. Although the Company believes these complaints to be without merit and intends to vigorously defend these lawsuits, an adverse judgement could have a material adverse effect on the Company.


Item 2 - None


Item 3 - None

Item 4 - Submission of Matters to a Vote of Security Holders

  The 1995 Annual Meeting of Stockholders (the "Meeting") of the Company was held on May 24, 1995. At the Meeting, holders of common stock, $.10 par value, of the Company ("Common Stock"), elected eight members of the Company's Board of Directors and holders of the Series C Cumulative Convertible Preferred Stock, $1.00 par value, of the Company ("Series C Preferred Stock") elected one member of the Company's Board of Directors.

  Out of the 11,593,457 shares of Common Stock and 209,370 shares of Series C Preferred Stock entitled to vote at the Meeting, there were 9,626,633 shares of Common Stock and 173,777 shares of Series C Preferred Stock represented at the Meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person.

  No other matters were voted on at the Meeting. The tabulation of votes for each director nominee is set forth below:

  NOMINEES FOR ELECTION TO THE COMPANY'S BOARD OF DIRECTORS

      Holders of Common Stock          Votes "For"           Withheld
------------------------------------  --------------         --------
Greg L. Armstrong                        9,619,493              7,140
Robert A. Bezuch                         9,622,193              4,440
Tom H. Delimitros                        9,622,118              4,515
William H. Hitchcock                     9,621,493              5,140
Dan M. Krausse                           9,618,240              8,393
D. Irving Obrow                          9,616,640              9,993
Gerald F. Rome                           9,618,990              7,643
J. Taft Symonds                          9,619,593              7,040

Holders of Series C Preferred Stock
------------------------------------
Robert V. Sinnott                          173,777                  0


Item 5 - None

Item 6 -

 A. Exhibits

    10(l) Third Amendment to Second Amended and Restated Credit Agreement dated as of June 12, 1995, between Plains Resources Inc.,
            Internationale Nederlanden (U.S.) Capital Corporation, The First
            National Bank of Boston, Den norske Bank AS, First Interstate Bank of Texas,N.A., and Texas Commerce Bank National Association.

    11(a) Computation of per share earnings for the three months and six months ended June 30, 1995 and 1994

    27.     Financial Data Schedule

 B. Report on Form 8-K
    None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               PLAINS RESOURCES INC.



Date: August 8, 1995           By:  /s/  Phillip D. Kramer
      --------------                ------------------------------------------
                               Phillip D. Kramer, Vice President and Chief
                               Financial Officer (Principal Financial Officer)