Form 10-Q
period 1995-09-30
PLAINS RESOURCES INC
filed 1995-11-13
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [X]     NO  [ ]

15,325,527 shares of common stock $.10 par value, issued and outstanding at November 6, 1995.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                      PAGE
PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
   September 30, 1995 and December 31, 1994.........................     3
  Condensed Consolidated Statements of Operations:
   For the three and nine months ended September 30, 1995 and 1994..     4
  Condensed Consolidated Statements of Cash Flows:
   For the nine months ended September 30, 1995 and 1994............     5
  Notes to Condensed Consolidated Financial Statements..............     6

MANAGEMENT'S DISCUSSION AND ANALYSIS................................     8

PART II.  OTHER INFORMATION.........................................    15


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                      1995           1994
                                                                                 --------------  -------------
                                                                                  (unaudited)
                 ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $   5,071      $   1,291
Cash in compensating balance account                                                       ---          1,500
Accounts receivable and other                                                           37,417         33,370
Inventory                                                                                3,956          5,525
                                                                                     ---------   ------------
Total current assets                                                                    46,444         41,686
                                                                                     ---------   ------------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
       Subject to amortization                                                         278,686        265,123
       Not subject to amortization                                                      37,722         35,779
Downstream assets, primarily crude oil terminal and storage facility                    32,595         32,266
Other property and equipment                                                             6,419          6,090
                                                                                     ---------   ------------
                                                                                       355,422        339,258
Less allowance for depreciation, depletion and amortization                           (133,064)      (121,656)
                                                                                     ---------   ------------
                                                                                       222,358        217,602
                                                                                     ---------   ------------
OTHER ASSETS                                                                             8,359          7,616
                                                                                     ---------   ------------
                                                                                     $ 277,161      $ 266,904
                                                                                     =========   ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities                                       $  39,412      $  36,282
Interest payable                                                                         6,820          3,617
Royalties payable and drilling advances                                                  4,972          4,702
Notes payable and other current obligations                                              1,526          1,550
                                                                                     ---------   ------------
Total current liabilities                                                               52,730         46,151

BANK DEBT                                                                               50,000         45,100
SUBORDINATED DEBT                                                                      100,000        100,000
OTHER LONG-TERM LIABILITIES                                                              4,692          8,254
                                                                                     ---------   ------------
                                                                                       207,422        199,505
                                                                                     ---------   ------------
SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK,
 STATED AT LIQUIDATION PREFERENCE
                                                                                           ---         20,937
                                                                                     ---------   ------------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
 AND OTHER STOCKHOLDERS' EQUITY
Preferred stock, stated at liquidation preference                                          481            481
Common stock, $.10 par value, 50,000,000 shares authorized;
 issued and outstanding 15,325,527 shares at September 30, 1995
 and 11,593,457 shares at December 31, 1994                                              1,532          1,159
Additional paid-in capital                                                             111,325         89,274
Accumulated deficit                                                                    (43,599)       (44,452)
                                                                                     ---------   ------------
                                                                                        69,739         46,462
                                                                                     ---------   ------------
                                                                                     $ 277,161      $ 266,904
                                                                                     =========   ============

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)


                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                     --------------------     ---------------------
                                                                        1995       1994          1995       1994
                                                                     ---------   --------     --------    ---------
REVENUE
Oil and natural gas sales                                            $ 15,136    $15,065      $  45,614     $  42,498
Marketing, transportation and storage                                  88,354     51,095        246,632       141,360
Interest and other income                                                 117         64            264           148
                                                                     --------    -------      ---------     ---------
                                                                      103,607     66,224        292,510       184,006
                                                                     --------    -------      ---------     ---------
EXPENSES
Production expenses                                                     7,253      7,552         21,160        20,666
Purchases, transportation and  storage                                 86,610     49,606        241,794       136,586
General and administrative                                              1,753      1,689          5,527         5,336
Depreciation, depletion and amortization                                4,113      4,117         12,238        12,141
Interest expense                                                        3,395      3,051         10,075         9,496
                                                                     --------    -------      ---------     ---------
                                                                      103,124     66,015        290,794       184,225
                                                                     --------    -------      ---------     ---------
NET INCOME (LOSS)                                                    $    483    $   209      $   1,716     $    (219)
                                                                     ========    =======      =========     =========
Net income (loss) per common and common equivalent share
(see Note 5)                                                             $.03       $.02           $.10         $(.02)
                                                                     ========    =======      =========     =========
Weighted average number of common and common equivalent shares         16,174     11,814         15,951        11,591
                                                                     ========    =======      =========     =========

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        -----------------------
                                                                            1995        1994
                                                                        ----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  14,585      $  19,072
                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and natural gas properties                    1,827            314
Payment for acquisition, exploration and development costs                (16,885)       (32,170)
Payment for additions to other property and assets                           (887)        (2,029)
                                                                        ---------      ---------
Net cash used in investing activities                                     (15,945)       (33,885)
                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                               23,750         58,300
Proceeds from short-term debt                                                   -         10,385
Proceeds from capital stock, options and warrants                             545         20,810
Principal payments of long-term debt                                      (18,850)       (50,900)
Principal payments of short-term debt                                           -        (19,991)
Payments of other long-term liabilities                                    (1,509)          (124)
Other                                                                       1,204           (141)
                                                                        ---------      ---------
Net cash provided by financing activities                                   5,140         18,339
                                                                        ---------      ---------
Net increase in cash and cash equivalents                                   3,780          3,526
Cash and cash equivalents, beginning of period                              1,291          3,783
                                                                        ---------      ---------
Cash and cash equivalents, end of period                                $   5,071      $   7,309
                                                                        =========      =========

           See notes to condensed consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

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

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at September 30, 1995, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2--REVOLVING CREDIT FACILITY

In June 1995, the Company's revolving credit facility (the "Credit Facility") and borrowing base thereunder was increased to $65 million from $55 million. The Credit Facility, as amended, consists of a $65 million revolving credit loan, which matures on June 30, 1996, with a final maturity of April 1, 1998. On September 30, 1995, the Company had $50 million in borrowings and a $1 million standby letter of credit outstanding under the Credit Facility.

NOTE 3--UNCOMMITTED SECURED DEMAND TRANSACTIONAL LINE OF CREDIT FACILITY

In August 1995, the Company's marketing subsidiary established an $80 million Uncommitted Secured Demand Transactional Line of Credit (the "Transactional Facility") with two banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The Transactional Facility is secured by all of the
assets of the marketing subsidiary and is guaranteed by the Company.   The
Company's guarantee is secured by a $1 million standby letter of credit issued on behalf of the Company. At September 30, 1995, approximately $28 million in letters of credit were outstanding under the Transactional Facility.

PMCT, Inc. ("PMCT"), a wholly owned subsidiary of the Company, has established a $20 million sublimit (the "Sublimit") within the Transactional Facility for standby letters of credit and borrowings to finance crude oil purchased in connection with operations at the Company's crude oil terminal and storage facility in Cushing, Oklahoma. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. Standby letters of credit and borrowings under the Sublimit are secured by all of the assets of PMCT. At September 30, 1995, no letters of credit or borrowings were outstanding under the Sublimit.

Letters of credit under the Transactional Facility are generally issued for sixty day periods and bear fees of 1.5% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate, as defined, plus 5/8% or (ii) LIBOR plus 2%. All financings under the Transactional Facility, which expires in
August 1996, are at the discretion of the lenders.   Aggregate cash borrowings
by both subsidiaries are limited to $20 million.

NOTE 4--PREFERRED STOCK

In July 1994, the Company sold in a private placement 200,000 shares of Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for net proceeds of approximately $20 million. On May 25, 1995, all outstanding shares of the Series C Preferred Stock, including accrued dividends, were converted into approximately 3.6 million shares of the Company's common stock (the "Common Stock").

On October 31, 1995, all outstanding shares of the Company's $1.30 Cumulative Convertible Preferred Stock (the "$1.30 Preferred Stock") were redeemed for $10.325 per share. The Company paid a total of $496,000, including unpaid dividends, to redeem the $1.30 Preferred Stock. As a result of this redemption and the conversion of the Series C Preferred Stock, all outstanding preferred stock has been eliminated.

NOTE 5--EARNINGS PER SHARE

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

Earnings per share for the three and nine months ended September 30, 1994, has been restated to reflect the payment of 1994 accrued dividends on the Series C Preferred Stock through the issuance of additional shares of the Series C Preferred Stock. Prior to the restatement, the Company had previously reported a net loss of $.02 and $.06 per common share for the three and nine months ended September 30, 1994, respectively. The previously reported amounts were calculated as if the accrued dividends on the Series C Preferred Stock would be paid in cash.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three month periods ended September 30, 1995 and 1994

For the quarter ended September 30, 1995, the Company reported net income of $483,000, or $.03 per share, on total revenue of $103.6 million. This compares with net income of $209,000, or $.02 per share, on total revenue of $66.2 million for the third quarter of 1994. Earnings per share for the 1994 period has been restated to reflect the payment of 1994 accrued dividends on the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") through the issuance of additional shares of the Series C Preferred Stock. Prior to the restatement, the Company had previously reported a net loss of $.02 per common share for the three months ended September 30, 1994. The Company reported an increase in the weighted average number of common and common equivalent shares outstanding between the two periods as a result of the 1995 second quarter conversion of the Series C Preferred Stock, originally issued in July 1994. Approximately 16.2 million shares were assumed to be outstanding during the third quarter of 1995 for purposes of the earnings per share calculation as compared to 11.8 million shares outstanding during the third quarter of 1994.

Cash flow from operations (net income plus noncash expenses) increased 6% to $4.6 million for the third quarter of 1995 as compared to $4.3 million for the 1994 period. Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") increased 8% to $8.0 million versus $7.4 million in last year's third quarter.

The following table sets forth certain operating information of the Company for the periods presented:

                                              THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                        ------------------------------
                                             1995            1994
                                        --------------  --------------
                                        (in thousands, except per unit
                                              data) (unaudited)
AVERAGE DAILY VOLUMES
  Barrels of oil:
    LA Basin                                       7.5             7.3
    S. Florida                                     3.6             3.1
    Other                                          0.4             0.6
                                                ------          ------
    Total                                         11.5            11.0
                                                ======          ======
  Mcf of natural gas:
    LA Basin                                       4.5             4.4
    Other                                          2.9             5.3
                                                ------          ------
    Total                                          7.4             9.7
                                                ======          ======
  Barrels of oil equivalent ("BOE"):
    LA Basin                                       8.3             8.0
    S. Florida                                     3.6             3.1
    Other                                          0.8             1.5
                                                ------          ------
    Total                                         12.7            12.6
                                                ======          ======
AVERAGE SALES PRICE
  Per barrel of oil                             $13.72          $13.70
  Per Mcf of natural gas                        $  .94          $ 1.39
  Per BOE                                       $12.94          $13.00

PRODUCTION EXPENSES PER BOE                     $ 6.20          $ 6.52
UPSTREAM GENERAL AND
  ADMINISTRATIVE EXPENSES PER BOE               $ 0.98          $ 0.97

Oil and natural gas production for the third quarter of 1995 increased to 1.17 million BOE, as compared to the 1.16 million BOE produced in last year's third quarter. Oil production, the Company's principal product, increased 5% to 1.06 million barrels from 1.01 million barrels produced during the third quarter of 1994 as a result of the Company's continuing focus on the development and exploitation of its principal properties. Natural gas production decreased from
 .9 billion cubic feet to .7 billion cubic feet in the current year quarter primarily as a result of natural decline in the Company's Gulf Coast properties.

Oil and natural gas revenues remained constant at $15.1 million for the third quarter of 1995 as increased production volumes were offset by slightly lower average product prices. The Company's average wellhead price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from benchmark New York Mercantile Exchange ("NYMEX") prices, decreased approximately 1% to $12.94 per BOE for the quarter ended September 30, 1995. The average crude oil spot price on the NYMEX for the third quarter of 1995 was $17.74 per barrel, $.75 below the $18.49 per barrel average for the 1994 third quarter. However, the Company's average crude oil price increased slightly to $13.72 per barrel as a result of its hedging activities and improved basis differentials for certain of its crude oil production. The Company's average natural gas price decreased 32% to $0.94 per thousand cubic feet ("Mcf") during the third quarter of 1995 as compared to $1.39 per Mcf received in the 1994 quarter.

The Company routinely maintains fixed price arrangements on a significant portion of its crude oil production. Approximately 67% of the Company's current crude oil production volumes are hedged at a NYMEX index price (before location and quality discounts) of approximately $18.13 per barrel through mid-1996. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the product prices discussed in the preceding paragraph. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the average price per BOE by $.18 in the third quarter of 1995 and 1994.

The Company's downstream segment reported an aggregate gross profit of $1.74 million for the third quarter of 1995, reflecting an approximate 17% increase over the $1.49 million reported for the 1994 quarter. Gross revenues were $88.35 million and $51.10 million for the respective periods. Excluding contango market inventory transactions, gross profit from base level marketing, transportation, storage and terminalling activities increased approximately 50% in the 1995 third quarter to $1.74 million, compared to $1.17 million last year. Such increase in base level activities is primarily attributable to improved market access made available by the Company's new crude oil storage and terminalling facility in Cushing, Oklahoma (the "Cushing Terminal"). Construction of the Cushing Terminal was completed in December 1993. Total crude oil volumes marketed and terminalled during the 1995 third quarter were 46,000 barrels per day and 37,000 barrels per day, respectively, as compared with average daily volumes of 31,000 barrels and 27,000 barrels in last year's third quarter. For the third quarter of 1995, marketing and transportation accounted for gross profit of $1.47 million with terminalling and storage activities accounting for the balance.

Unit production expenses declined 5% to $6.20 per BOE in the current period as compared to $6.52 per BOE in last year's third quarter. Unit production expenses will vary throughout each year due to seasonal demand charges for peak electricity usage and periodic workover expenses associated with the Company's production and exploitation activities. Annual unit production expenses were $7.36, $6.65 and $6.15 per BOE in 1992, 1993 and 1994, respectively. The unit expense reductions are primarily the result of the Company's ongoing focus on cost reduction and cost control and increased production volumes. Total production expenses decreased to $7.25 million from $7.55 million for the third quarter of 1994.

Excluding general and administrative ("G&A") expenses related to the Company's downstream activities, unit upstream G&A expenses were $.98 per BOE for the quarter ended September 30, 1995, as compared to $.97 per BOE for the 1994 respective period. On an annual basis, unit upstream G&A expenses were $2.48, $1.34 and $1.04 per BOE in 1992, 1993 and 1994, respectively. Total G&A expenses, including downstream activities, were $1.75 million for the three months ended September 30, 1995, compared to $1.69 million for the 1994 period.

Depreciation, depletion and amortization ("DD&A") expense remained constant at $4.11 million for the quarters ended September 30, 1995 and 1994. Increased DD&A attributable to higher production volumes was partially offset by a lower DD&A rate ($3.00 per BOE in the 1995 quarter versus $3.10 per BOE in the 1994 quarter). Interest expense for the quarter ended September 30, 1995, increased to $3.40 million from $3.05 million reported for the comparative prior year quarter. The increase is primarily due to higher outstanding debt levels and a higher average interest rate.

Nine month periods ended September 30, 1995 and 1994

For the nine months ended September 30, 1995, the Company reported net income of $1.7 million, or $.10 per share, on total revenue of $292.5 million. This compares to a net loss of $219,000, or $.02 per share, on total revenue of $184.0 million for the first nine months of 1994. Earnings per share for the 1994 period has been restated to reflect the payment of 1994 accrued dividends on the Series C Preferred Stock through the issuance of additional shares of the Series C Preferred Stock. Prior to the restatement, the Company had previously reported a net loss of $.06 per common share for the nine months ended September 30, 1994. The Company reported an increase in the weighted average number of common and common equivalent shares outstanding between the two periods as a result of the 1995 second quarter conversion of the Series C Preferred Stock, originally issued in July 1994. Approximately 16.0 million shares were assumed to be outstanding during the first nine months of 1995 for purposes of the earnings per share calculation as compared to 11.6 million shares outstanding during the 1994 comparative period.

Cash flow from operations (net income plus noncash expenses) increased 17% to $13.9 million for the nine months ended September 30, 1995 versus $11.9 million for the 1994 period. EBITDA increased 12% to $24.0 million as compared to $21.4 million reported in the first nine months of 1994. Net cash provided by operating activities, as reported in the consolidated statements of cash flows, decreased to $14.6 million for the nine months ended September 30, 1995 as compared to $19.1 million for the 1994 comparative period. Included in the 1994 amount is approximately $9.4 million of proceeds from the sale of crude oil inventory, primarily attributable to contango market inventory transactions.
The market for similar types of crude oil inventory transactions was not available during the 1995 period.

The following table sets forth certain operating information of the Company for the periods presented:


                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                     ------------------------------
                                          1995            1994
                                     ---------------  -------------
                                     (in thousands, except per unit
                                           data) (unaudited)
AVERAGE DAILY VOLUMES
  Barrels of oil:
    LA Basin                                     7.5            7.3
    S. Florida                                   3.5            2.5
    Other                                        0.4            0.5
                                              ------         ------
    Total                                       11.4           10.3
                                              ======         ======
  Mcf of natural gas:
    LA Basin                                     4.5            4.6
    Other                                        3.5            5.5
                                              ------         ------
    Total                                        8.0           10.1
                                              ======         ======
  Barrels of oil equivalent:
    LA Basin                                     8.3            8.1
    S. Florida                                   3.5            2.5
    Other                                        1.0            1.4
                                              ------         ------
    Total                                       12.8           12.0
                                              ======         ======
AVERAGE SALES PRICE
  Per barrel of oil                           $13.88         $13.72
  Per Mcf of natural gas                      $ 1.02         $ 1.40
  Per BOE                                     $13.07         $12.98

PRODUCTION EXPENSES PER BOE                   $ 6.06         $ 6.31

UPSTREAM GENERAL AND
  ADMINISTRATIVE EXPENSES PER BOE             $ 1.06         $ 1.12


Oil and natural gas production for the first nine months of 1995 increased to
3.49 million BOE, up 7% over the 3.27 million BOE produced in last year's comparative period. Oil production, the Company's principal product, increased approximately 11% to 3.12 million barrels from 2.81 million barrels produced during the first nine months of 1994 as a result of the Company's continuing focus on the development and exploitation of its principal properties and the acquisition of the remaining 50% working interest in its properties in the Sunniland Trend of South Florida (the "Sunniland Trend Properties") effective May 1, 1994. Natural gas production decreased from 2.76 billion cubic feet to
2.20 billion cubic feet in the current year period primarily as a result of natural decline in the Company's Gulf Coast properties.

Oil and natural gas revenues increased approximately 7% to $45.61 million versus $42.50 million for the first nine months of 1994 due to increased production volumes and slightly higher average product prices. The Company's average wellhead price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from benchmark NYMEX prices, increased 1% to $13.07 per BOE for the nine months ended September 30, 1995. Such increase is attributable to an increase in the spot crude oil
price in 1995 which was offset by lower average natural gas prices.   The
Company's average oil price was $13.88 per barrel for the first nine months of 1995 versus $13.72 per barrel in the prior year comparative period. The Company's average natural gas price decreased 27% to $1.02 per Mcf during the first nine months of 1995 as compared to $1.40 per Mcf received in the 1994 period.

The Company routinely maintains fixed price arrangements on a significant portion of its crude oil production. Approximately 67% of the Company's current crude oil production volumes are hedged at a NYMEX index price (before location and quality discounts) of approximately $18.13 per barrel through mid-1996. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the product prices discussed in the preceding paragraph. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the average price per BOE by $.35 in the first nine months of 1995 and increasing the average price per BOE by $0.23 in the 1994 comparative period.

Aggregate gross profit from the Company's downstream operations was $4.84 million for the nine months ended September 30, 1995, versus $4.77 million in the prior year period. Gross revenues were $246.63 million and $141.36 million for the respective periods. Excluding contango market inventory transactions, gross profit from base level marketing, transportation, storage and terminalling activities increased approximately 36% in the first nine months of 1995 to $4.78 million as compared to $3.50 million last year. Gross profit from contango related activities was $60,000 in the 1995 period versus $1.27 million in 1994. The increase in base level activities is primarily attributable to improved market access made available by the Cushing Terminal. Total crude oil volumes marketed and terminalled during the first nine months of 1995 were 45,000 barrels per day and 38,000 barrels per day, respectively, as compared with average daily volumes of 26,000 barrels and 30,000 barrels in last year's comparative period. For the nine months ended September 30, 1995, marketing and transportation accounted for gross profit of $3.96 million with terminalling and storage activities accounting for the balance.

Unit production expenses decreased approximately 4% to $6.06 per BOE in the first nine months of 1995 as compared to $6.31 per BOE in last year's comparative period. Unit production expenses will vary throughout each year due to seasonal demand charges for peak electricity usage and periodic workover expenses associated with the Company's production and exploitation activities. Annual unit production expenses were $7.36, $6.65 and $6.15 per BOE in 1992, 1993 and 1994, respectively. The unit expense reductions are primarily the result of the Company's ongoing focus on cost reduction and cost control and increased production volumes. Total production expenses increased to $21.16 million from $20.67 million for the first nine months of 1994 primarily as a result of increased production volumes.

Excluding G&A expenses related to the Company's downstream activities, unit upstream G&A expenses declined 5% to $1.06 per BOE for the nine months ended September 30, 1995. On an annual basis, unit upstream general and administrative expenses were $2.48, $1.34 and $1.04 per BOE in 1992, 1993 and 1994, respectively. Total G&A expenses, including downstream activities, were $5.53 million for the nine months ended September 30, 1995, compared to $5.34 million for the 1994 period.

DD&A expense increased slightly to $12.24 million for the first nine months of 1995. Increased DD&A attributable to higher production volumes was partially offset by a lower DD&A rate ($3.00 per BOE in the 1995 period versus $3.19 per BOE in the 1994 period). Interest expense for the nine months ended September 30, 1995, increased to $10.08 million from $9.50 million reported for the comparative prior year period. The increase is primarily due to a higher average interest rate and higher outstanding debt levels.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

In July 1994, the Company sold in a private placement 200,000 shares of its Series C Preferred Stock for net proceeds of approximately $20 million. On May 25, 1995, all outstanding shares of the Series C Preferred Stock, including accrued dividends, were converted into approximately 3.6 million shares of the Company's common stock (the "Common Stock"). On October 31, 1995, all 48,070 outstanding shares of the Company's $1.30 Cumulative Convertible Preferred Stock (the "$1.30 Preferred Stock") were redeemed for $10.325 per share. As a result of these transactions, all outstanding preferred stock and the corresponding $2.2 million annual dividend obligation have been eliminated. Approximately 15.3 million shares of Common Stock were outstanding as of October 31, 1995.

In June 1995, the Company's revolving credit facility (the "Credit Facility") and borrowing base thereunder was increased to $65 million from $55 million. The Credit Facility, as amended, consists of a $65 million revolving credit loan, which matures on June 30, 1996, with a final maturity of April 1, 1998. On September 30, 1995, the Company had $50 million in borrowings and a $1 million standby letter of credit outstanding under the Credit Facility.

In August 1995, the Company's marketing subsidiary established an $80 million Uncommitted Secured Demand Transactional Line of Credit (the "Transactional Facility") with two banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The Transactional Facility is secured by all of the
assets of the marketing subsidiary and is guaranteed by the Company.   The
Company's guarantee is secured by a $1 million standby letter of credit issued on behalf of the Company. At September 30, 1995, approximately $28 million in letters of credit were outstanding under the Transactional Facility.

PMCT, Inc. ("PMCT"), a wholly owned subsidiary of the Company, has established a $20 million sublimit (the "Sublimit") within the Transactional Facility for standby letters of credit and borrowings to finance crude oil purchased in connection with operations at the Cushing Terminal. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. Standby letters of credit and borrowings under the Sublimit are secured by all of the assets of PMCT. At September 30, 1995, no letters of credit or borrowings were outstanding under the Sublimit.

Letters of credit under the Transactional Facility are generally issued for sixty day periods and bear fees of 1.5% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate, as defined, plus 5/8% or (ii) LIBOR plus 2%. All financings under the Transactional Facility, which expires in
August 1996, are at the discretion of the lenders.   Aggregate cash borrowings
by both subsidiaries are limited to $20 million.

At September 30, 1995, the Company had a working capital deficit of approximately $6.29 million compared to a deficit of $4.47 million at December 31, 1994. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Credit Facility.

Investing and Financing Activities

Net cash flows used in investing activities were $15.95 million and $33.89 million for the nine months ended September 30, 1995 and 1994, respectively. Investing activities include payments for acquisition, exploration and development costs of $16.89 million and $32.17 million for these same periods, respectively. Such payments for the 1994 period include approximately $11.5 million related to the cash portion of the acquisition of the Sunniland Trend Properties. Also included in investing activities are proceeds from the sale of certain minor properties of $1.83 million and $.31 million for the nine months ended September 30, 1995 and 1994, respectively.

Net cash provided by financing activities amounted to $5.14 million and $18.34 million for the nine months ended September 30, 1995 and 1994, respectively. Financing activities during 1994 include approximately $20 million in proceeds from the Series C Preferred Stock. Proceeds, net of payments, from long-term borrowings for the nine months ended September 30, 1995 and 1994, were $4.90 million and $7.40 million, respectively. Included in both years are net proceeds from borrowings under the Credit Facility as a result of acquisition, exploration and development activities, while 1994 also includes an $11.5 million bridge loan incurred to finance the acquisition of the Sunniland Trend Properties. Such loan was repaid in July 1994 with proceeds from the sale of the Series C Preferred Stock. Short-term debt transactions during the 1994 period reflect borrowings and repayments associated with contango crude oil inventory transactions.

Changing Oil and Natural Gas Prices

The Company believes that with the Cushing Terminal and its crude oil and natural gas reserve base it has the available capital resources, including external sources of financing, to fund its capital programs. However, the Company is heavily dependent on crude oil prices which have historically been volatile. During 1995, the posted price for WTI crude oil has ranged from a high of $19.00 in April to a low of $15.00 in July. Although the Company's long-term sales arrangements for its crude oil production substantially mitigated the impact of crude oil price declines in 1993 and 1994, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Further, low crude oil prices could affect the Company's ability to raise capital on favorable terms. The Company routinely maintains fixed price arrangements on a significant portion of its crude oil production. Approximately 67% of the Company's current crude oil production volumes are hedged at a NYMEX index price (before location and quality discounts) of approximately $18.13 per barrel through mid-1996.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

  On April 27, 1992, the Company and certain of its officers and directors and a former director and officer were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Texas captioned Judith Rubinstein and Howard Greenwald v. Collins, et al., C.A. No. H-92-1297. The complaint brings a class action (the class period of which is October 23, 1991 though April 13, 1992) for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiffs, who purport to have purchased their Common Stock in open market transactions (300 and 375 shares, respectively), contend the class is entitled to approximately $30 million for compensatory damages and punitive damages in an unspecified amount. The Company filed a motion to dismiss in July 1992. On August 24, 1992, the Court entered an Order of Dismissal and a Final Judgment dismissing the plaintiffs' complaint for failure to state a claim under the federal securities laws and/or under the common law of the State of Texas. On September 10, 1992, the plaintiffs filed a Notice of Appeal of the District Court's judgment with the United States Court of Appeals for the Fifth Circuit (No. 92-2736). On May 5, 1994, the Fifth Circuit Court ruled, among other things, that the plaintiffs had sufficiently pleaded claims under the federal securities laws and under Texas common law and reversed the trial court's dismissal and remanded the case to the trial court for further proceedings.

  On July 27, 1993, a second case similar to the Rubinstein case described in the preceding paragraph was filed in the United States District Court for the Southern District of Texas captioned Gloria Moroson v. Collins, et al., C.A. No. H-93-2305, naming the Company and certain of its officers and directors and a former director and officer as defendants. The complaint brings a class action (the class period of which is May 11, 1992 through August 14, 1992) for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiff, who purports to have purchased 50 shares of Common Stock in an open market transaction, contends the class is entitled to approximately $60 million for compensatory damages and punitive damages in an unspecified amount. These amounts are alleged to be in addition to the damages claimed in the Rubinstein case. In June 1994, the trial court granted the Company's motion to consolidate the Rubinstein and Moroson cases. On September 1, 1995, the Company and the other defendants moved for summary judgment on all claims alleged by plaintiffs in these consolidated cases. This motion is scheduled to be heard by the court on November 30,1995. No trial date has been set for these cases. Although the Company believes these complaints to be without merit and intends to vigorously defend these lawsuits, an adverse judgment could have a material adverse effect on the Company.


Item 2 - None


Item 3 - None


Item 4 - None

Item 5 - None


Item 6 -

 A. Exhibits

    10(m) Fourth Amendment to Second Amended and Restated Credit Agreement dated as of August 22, 1995, between Plains Resources Inc., Internationale Nederlanden (U.S.) Capital Corporation, The First National Bank of Boston, Den norske Bank AS, First Interstate Bank of Texas, N.A., and Texas Commerce Bank National Association.

    11(a) Computation of per share earnings for the three and nine months ended September 30, 1995 and 1994

    27.    Financial Data Schedule

 B. Report on Form 8-K

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               PLAINS RESOURCES INC.



Date: November 10, 1995        By:  /s/  Cynthia A. Feeback
      -----------------             -------------------------------
                               Cynthia A. Feeback, Controller and
                               Principal Accounting Officer
                               (Principal Accounting Officer)