Form 10-K405
period 1995-12-31
PLAINS RESOURCES INC
filed 1996-03-04
CIK 350426

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ___________________________

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to _____________

                        COMMISSION FILE NUMBER:  0-9808
                             PLAINS RESOURCES INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    13-2898764
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)

           1600 Smith Street
            Houston, Texas                                    77002
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (713) 654-1414

Securities registered pursuant to Section 12(b) of the Act:
  Title of each class:                Name of each exchange on which registered:
     Common Stock, par value $.10 per share    American Stock Exchange
     12% Senior Subordinated Notes due 1999    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   [x]      No
    -------       -------

The aggregate value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $137,025,000 on February 26, 1996 (based on $8 3/4 per share, the last sale price of the Common Stock as reported on the American Stock Exchange Composite Tape on such date).

16,182,420 shares of the registrant's Common Stock were outstanding as of February 26, 1996.

DOCUMENTS INCORPORATED BY REFERENCE. The information required in Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Registrant's Annual Meeting of Stockholders.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

================================================================================

                                     PART I

ITEM 1.   BUSINESS

     Plains Resources Inc. (the "Company") is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas and the marketing, transportation, terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in the Los Angeles Basin of California (the "LA Basin"), the Sunniland Trend of South Florida (the "Sunniland Trend"), the Illinois Basin and the Gulf Coast area of Louisiana. The Company's downstream marketing activities are concentrated in Oklahoma, where it owns a two million barrel, above ground crude oil terminalling and storage facility, Texas and the Gulf Coast area of Louisiana. The Company's upstream operations contributed approximately 90% of the Company's 1995 EBITDA proforma for the Illinois Basin Acquisition, while the Company's downstream activities accounted for the remainder. References to the Company in this Annual Report on Form 10-K (the "Report") include Plains Resources Inc. and its subsidiaries, except as the context may otherwise require./1/

     The Company's business strategy is to increase its proved reserves and cash flow by exploiting and producing oil and natural gas from its existing properties, acquiring additional underdeveloped oil properties and exploring for significant new sources of reserves. The Company concentrates its exploitation efforts on mature but underdeveloped crude oil producing properties in areas that meet the Company's targeted criteria. Generally, such properties were previously owned by major integrated oil and gas companies or large independent oil and gas companies. Management believes that it has developed a proven record in acquiring and exploiting underdeveloped crude oil properties where it believes substantial reserve additions and cash flow increases can be made through improved production practices and recovery techniques and relatively low risk development drilling. An integral component of the Company's exploitation efforts is to increase unit operating margins, and therefore cash flow, by reducing unit production expenses and increasing wellhead price realizations. The Company also seeks to capitalize on downstream opportunities that complement its oil producing activities. The Company's marketing of its crude oil production takes advantage of the marketing expertise and economies of scale attributable to its downstream activities. As part of its business strategy, the Company periodically evaluates, and from time to time has elected to sell, certain of its fully developed producing properties. Such sales enable the Company to maintain financial flexibility, control overhead and redeploy the sales proceeds to activities that have potentially higher financial returns.

     During the five-year period ended December 31, 1995, the Company incurred aggregate acquisition, exploration, development and exploitation costs of approximately $287 million, resulting in proved oil and natural gas reserve additions (including revisions of estimates but excluding production) of approximately 112.8 million BOE, or $2.55 per BOE, through implementation of its business strategy. See Item 2, "Properties--Oil and Natural Gas Reserves". Approximately 82% of these expenditures were directed toward the acquisition, exploitation and development of proved reserves while approximately 18% were incurred on exploration activities.

     On December 22, 1995, the Company acquired all of Marathon Oil Company's ("Marathon") upstream oil and gas assets in the Illinois Basin (the "Illinois Basin Properties"). The acquisition of the Illinois Basin Properties (the "Illinois Basin Acquisition") was effective as of November 1, 1995. As a result of such acquisition,

----------------------
/(1)/ As used in this Report, "Mcf" means thousand cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "Btus" means British Thermal Units, "MBtus" means thousand Btus, "MMBtus" means million Btus, "BOE" means barrels of oil equivalent, and "MMBOE" means million BOE. Natural gas is converted to BOE using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. A "gross acre" is an acre in which a working interest is owned. The number of "net acres" is the sum of fractional working interests owned in gross acres. "Net" oil and gas wells are obtained by multiplying "gross" oil and gas wells by the Company's working interest in the applicable properties. "Present Value of Proved Reserves" means the present value (discounted at 10%) of estimated future net cash flows (before income taxes) of proved oil and natural gas reserves based on product prices in effect on the date of determination. "EBITDA" means earnings before interest, taxes, depreciation, depletion and amortization.

the Company added approximately 17.3 million barrels of oil to its proved reserve base at an aggregate cost of approximately $51.5 million, or an average of $2.98 per BOE ($0.50 per MCFE). The Company intends to aggressively exploit these properties to evaluate additional reserve potential identified during its acquisition analysis. In addition, the Company's exploitation plan for the Illinois Basin Properties targets improving the unit gross margin by decreasing unit production expenses and increasing price realizations as well as increasing production volumes by conducting production enhancement activities similar to those employed in its LA Basin Properties and Sunniland Trend Properties.

     In order to manage its exposure to commodity price risk, the Company has routinely hedged a portion of its crude oil production. For 1996, the Company has committed an average of approximately 8,500 Bbls of oil per day to fixed price arrangements that expire at various times throughout 1996. Such arrangements represent approximately 55% of the Company's average daily oil production for 1995 pro forma for the Illinois Basin Acquisition and partially mitigate the adverse impact of potential oil price declines on the Company's operating results.

     The following table sets forth certain information with respect to the Company's reserves over the last five years. Such reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission (the " Commission"), which requires the application of year-end oil and natural gas prices for each year, held constant throughout the projected reserve life. See Item 2, "Properties--Oil and Natural Gas Reserves" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------
                                           1991      1992      1993(1)    1994         1995
                                         -------   --------   --------  --------     --------
                                          (IN THOUSANDS, EXCEPT RATIOS AND PER UNIT AMOUNTS)
Present Value of Proved Reserves.......  $71,718   $155,360   $134,539  $229,371     $366,780

Proved Reserves
 Crude oil and natural gas
  liquids (Bbls).......................    6,576     33,390     38,810    61,459      94,408
 Natural gas (Mcf).....................   42,898     39,861     49,397    51,009      43,110
 Oil equivalent (BOE)..................   13,726     40,034     47,043    69,960     101,593

Reserve Replacement Ratio(2)...........      530%     1,100%       270%      620%        647%(3)

Reserve Replacement Cost per BOE(4)....  $  5.86   $   2.35   $   5.39  $   1.49     $  2.14

Total upstream capital costs incurred..  $32,256   $ 68,209   $ 61,769  $ 40,849     $84,012
Percentage of total upstream capital
 costs attributable to:
 Acquisition...........................       30%        56%        40%       48%         71%
 Development...........................       23%        17%        43%       38%         27%
 Exploration...........................       47%        27%        17%       14%          2%
West Texas Intermediate ("WTI") crude
oil posted price at December 31,.......  $ 17.75   $  18.00   $  12.50  $  16.00     $ 18.00

--------------------
(1) A large portion of the Company's reserve base is comprised of long-life oil properties that are sensitive to low crude oil prices. During the fourth quarter of 1993, crude oil prices declined significantly, with the posted price for WTI crude oil ending the year at $12.50 per Bbl, the lowest year-end oil price in the 13 years since U. S. crude oil prices were deregulated. Such low prices had an adverse affect on the proved reserves and Present Value of Proved Reserves at December 31, 1993, and led to a noncash charge of $20 million related to a writedown of the capitalized costs of the Company's proved oil and natural gas properties.

(2) The Reserve Replacement Ratio is calculated by dividing (a) the sum of reserves added during each respective year through purchases of reserves in place, extensions, discoveries and other additions and the effects of revisions, if any, ("Reserve Additions") by (b) each respective year's production. Reserve information at each year end is based on reports prepared by independent petroleum engineers.
(3) Pro forma as if the Illinois Basin Acquisition occurred on January 1, 1995.
(4) Reserve Replacement Cost per BOE for a year is calculated by dividing capital expenditures for such year by such year's Reserve Additions.

ACQUISITION AND EXPLOITATION

   Acquisition and Exploitation Strategy

     The Company is continually engaged in the exploitation and development of its existing property base and the evaluation and pursuit of additional underdeveloped properties for acquisition. The Company focuses on mature but underdeveloped producing crude oil properties in areas where the Company believes substantial reserve additions and cash flow increases can be made through relatively low-risk drilling, improved production practices and recovery techniques and improved operating margins. Generally, the Company seeks to increase production rates and improve a property's operating margin by reducing unit production costs and enhancing the marketing arrangements of the oil production.

     Once the Company identifies a prospective property for acquisition, it conducts a technical review of existing production and operating practices in an effort to identify any previously unrecognized value. If the initial studies indicate undeveloped potential, the various producing and potentially productive formations in the area are mapped in detail. Historical production data is evaluated to determine if additional wells or other capital expenditures appear necessary to optimize the recovery of reserves from the property. Geologic and engineering information and operating practices utilized by operators on offsetting leases are analyzed to identify potential additional exploitation and development opportunities. A market study is also performed analyzing product markets, available pipeline connections, access to trading locations and existing contractual arrangements with the goal of maximizing sales and profit margins from the area. See "--Product Markets and Major Customers". A comprehensive plan of exploitation is then prepared and used as a basis for the Company's offer to purchase.

     The Company typically seeks to acquire a majority interest in the properties it has identified and to act as operator of those properties. The Company has in the past and may in the future hedge a significant portion of the acquired production, thereby partially mitigating product price volatility which could have an adverse impact on exploitation opportunities. If the Company is successful in purchasing such properties, it then implements its exploitation plan by modifying production practices, realigning existing waterflood patterns, drilling wells and performing workovers, recompletions and other production enhancements. After the initial acquisition, the Company also seeks to increase its interest in the properties through acquisitions of offsetting acreage, farmout drilling arrangements and the purchase of minority interests in the properties.

     By modifying production practices, realigning existing waterflood patterns, drilling wells and performing workovers, recompletions and other production enhancements, the Company seeks to offset normal production declines, replace its annual production volumes and expand its reserve base. The results of such activities are reflected in additions and revisions to proved reserves. During the four year period ending December 31, 1995, net additions and revisions to proved reserves totaled 48.6 million BOE or approximately 300% of cumulative net production for such period. Such reserves were added at an aggregate average cost of $2.33 per BOE. This activity excludes reserves added as a result of the Company's acquisition activities. Reserve additions related solely to the Company's acquisition activities totaled 58.6 million BOE and were added at an aggregate average cost of $2.41 per BOE.

     The Company's properties in its three core areas represent approximately 96% of total reserves at December 31, 1995. Such properties were previously owned and operated by major integrated oil and gas companies and are comprised of underdeveloped crude oil properties believed by the Company to have significant upside potential that can be evaluated through development and exploitation activities. During 1996, the Company estimates it will spend approximately $40 million on the development and exploitation of its LA Basin, Sunniland Trend and Illinois Basin Properties. Set forth below is a discussion of such properties:

   Current Exploitation Projects

     Los Angeles Basin Properties.  Prior to its acquisition by the Company in
     -----------------------------
May 1992, Stocker Resources, Inc. ("Stocker") was a sole purpose company formed in 1990 to acquire substantially all of Chevron U.S.A.'s ("Chevron") producing oil properties in the LA Basin. The aggregate purchase price paid by the Company for Stocker was approximately $23 million and consisted of (i) $14 million cash; (ii) 400,000 shares of its common stock ("Common Stock") valued at $6.8 million; (iii) warrants to purchase an aggregate 150,000 shares of Common Stock valued at $.5 million; and (iv) associated transaction costs. Following the initial acquisition, the Company expanded its holdings in this area by acquiring additional interests within the existing fields. In late 1993, the Company acquired all of Texaco Exploration and Production, Inc.'s ("Texaco") interest in the Vickers Lease for approximately $5 million. The Vickers Lease is located immediately adjacent to one of the Company's existing properties and was consolidated into Stocker's existing operations. All of the Company's oil properties in the LA Basin are collectively referred to in this Report as the "LA Basin Properties". The LA Basin Properties consist of long-life reserves discovered at various times between 1924 and 1966, and through December 31, 1995, the LA Basin Properties have produced over 400 million barrels of oil and 350 Bcf of natural gas. Since mid-1992, the Company has performed various exploitation activities, including drilling additional wells, returning previously marginal wells to economic production, optimizing waterflood operations, improving artificial lift and facility equipment, reducing unit production expenses and improving marketing margins. Through these acquisition and exploitation activities, average daily production from this area, net to the Company's interest, has increased from approximately 6,650 BOE per day in May 1992 to an average of 8,400 BOE per day during 1995.

     The Company has expended approximately $64.4 million in direct acquisition, development and exploitation capital on the LA Basin Properties. From the effective dates of acquisition through December 31, 1995, net production from such properties totaled 11.1 million BOE, generating cumulative net margin (oil and gas revenue less production expenses) and proceeds from minor property sales of approximately $78.9 million. Total estimated proved reserves attributable to the LA Basin Properties have increased from 17.7 million BOE at initial acquisition to approximately 60.6 million BOE at December 31, 1995. Estimated future net revenues and the Present Value of Proved Reserves at December 31, 1995, were estimated at $483.9 million and $220.8 million, respectively. As a result, the Company's aggregate reserve addition cost to date for the LA Basin Properties is approximately $.90 per BOE. During 1995, the unit gross margin for this area averaged $7.74 per BOE. During 1996, the Company estimates it will spend approximately $16 million on the further development and exploitation of the LA Basin Properties.

     South Florida Sunniland Trend Properties.  During the first quarter of
     ----------------------------------------
1993, the Company acquired all of the capital stock of Calumet Florida, Inc. ("CFI") for approximately $5 million. CFI was organized in February 1993 to purchase and operate a 50% working interest in six producing fields located in the Sunniland Trend previously owned and operated by Exxon Corporation ("Exxon"). During 1994, CFI acquired the remaining 50% working interest in the Sunniland Trend Properties, increasing its working interest to approximately 100% and adding approximately five million barrels of oil to its proved reserve base at the acquisition date. The Company's aggregate interest in such properties is referred to in this Report as the "Sunniland Trend Properties". The aggregate purchase price for the additional 50% interest was approximately $13.6 million, including the issuance of a five year warrant valued at $2 million to purchase 750,000 shares of Common Stock at an exercise price of $6.00 per share. The Sunniland Trend was discovered by Exxon in 1943 and the properties have produced approximately 88 million barrels of oil through December 31, 1995. At the time of acquisition, production from the properties was about 900 barrels of oil per day net to the Company. As a result of exploitation activities designed primarily to repair failed wells and to increase the fluid lift capacity of certain wells and the acquisition of the remaining 50% working interest, the Company's net production averaged 3,400 barrels of oil per day during 1995.

     The Company has expended approximately $33.1 million in direct acquisition, development and exploitation capital on the Sunniland Trend Properties. From the effective dates of acquisition through December 31, 1995, net production from such properties totaled 2.7 million BOE, generating cumulative net margin of approximately $17 million. Total estimated proved reserves attributable to the Sunniland Trend Properties have increased from approximately 5 million BOE at initial acquisition to approximately 20 million BOE at December 31, 1995. At December 31, 1995, estimated future net revenues and the Present Value of Proved Reserves were estimated at $89 million and $72 million, respectively. As a result, the Company's aggregate reserve addition cost to date for the Sunniland Trend Properties is approximately $1.46 per BOE. During 1995, the unit gross margin for this area averaged $5.88 per BOE. During 1996, the Company estimates it will spend approximately $18 million on the further development and exploitation of the Sunniland Trend Properties. See "-- Exploration -- Current Exploration Projects -- South Florida Sunniland Trend".

     Illinois Basin Properties.  In December 1995, the Company acquired all of
     -------------------------
Marathon's producing and nonproducing upstream oil and gas assets in the Illinois Basin. This acquisition was effective as of November 1, 1995. As a result of such acquisition, the Company added approximately 17.3 million barrels of oil to its proved reserve base at an aggregate average cost of $2.98 per BOE. The aggregate purchase price, including associated closing costs, was $51.5 million, comprised of 798,143 shares of the Company's common stock valued at $6.5 million and $45.0 million cash. The majority of the cash portion was funded with the proceeds of a $42 million bank facility (the "Illinois Basin Acquisition Indebtedness"). The Illinois Basin Properties consist of long-life oil reserves. The largest of the three fields was discovered in 1905 and has produced over 400 million barrels of oil through December 31, 1995.

     The Company intends to aggressively exploit these properties to evaluate additional reserve potential identified during its acquisition analysis. The Company's exploitation plan for the Illinois Basin Properties involves improving the unit gross margin by decreasing unit production expenses and increasing price realizations as well as increasing production volumes by conducting production enhancement activities similar to those employed in its LA Basin Properties and Sunniland Trend Properties. At December 31, 1995, estimated proved reserve volumes totaled approximately 17.1 million BOE and estimated future net revenues and the Present Value of Proved Reserves were estimated at $122 million and $66 million, respectively. Production for the two month period included in the Company's 1995 results totaled approximately 224,000 BOE. Under Marathon's operations during 1995, the unit gross margin for this property averaged $6.75 per BOE. During 1996, the Company estimates it will spend approximately $6 million implementing its exploitation plan on the Illinois Basin Properties.

     The Company believes that its properties in its three core areas hold potential for additional increases in production, reserves and cash flow. However, there can be no assurance that such increases will be achieved.

     The Company believes that attractive acquisition opportunities will continue to be available as a result of sales of domestic oil properties by both major and independent oil companies. While the Company is continuously evaluating acquisition opportunities, there can be no assurance that any of these efforts will be successful. Although the Company has historically acquired producing properties located only in the continental United States, it from time to time evaluates, and may in the future seek to acquire, properties located outside the continental United States.

EXPLORATION

  Exploration Strategy

     The Company seeks to complement its strategy of acquiring and exploiting mature but underdeveloped oil properties by dedicating a substantially smaller portion of its annual capital expenditures to higher risk but potentially higher reward exploration opportunities. The Company focuses on exploration opportunities that, if successful, could have a substantial positive impact on production, cash flow and ultimately proved reserves. However, there can be no assurance that any of its exploration projects will be successful.

     In February 1996, the Company and 3DX Technologies, Inc. ("3DX") formed a joint venture to pursue the Company's existing exploration projects and a five year strategic alliance to jointly pursue new exploration opportunities that are candidates for the application of 3-D seismic technology. The joint venture covers exploration activities in the Sunniland Trend, the Illinois Basin and the LA Basin as well as the Company's current 3-D seismic project at the Four Isle Dome Field in Terrebonne Parish, Louisiana. 3DX will be responsible for the geological and geophysical oversight and project technical management of such projects. In connection with the joint venture, 3DX acquired 15% to 20% of the Company's working interests in certain projects, excluding designated productive areas within each field. 3DX will have the right to participate for up to 20% in the Company's new exploration and exploitation projects.

  Current Exploration Projects

     South Florida Sunniland Trend.  During 1995, the Company completed a multi-
     ------------------------------
year study of the exploration potential of the Sunniland Trend. Using recent advancements in seismic technology, the Company has identified several prospects that are analogous to the existing producing fields in this trend. The Company also formed a long-term, 50/50 joint venture with Meridian Oil Company to conduct exploration activities in the Sunniland Trend. As a result of the 3DX joint venture, the Company's net share of this project may be reduced to 42% if certain events occur. The Company is the operator of this joint venture and intends to drill one exploratory well in this area during 1996. See "-- Acquisition and Exploitation--Current Exploitation Projects--South Florida Sunniland Trend Properties".

     Four Isle Dome.  The Company, Phillips Petroleum Company ("Phillips") and
     ---------------
Nuevo Energy Company ("Nuevo") entered into an agreement to explore approximately 20,000 acres in Terrebonne Parish, Louisiana currently held under seismic option. During 1995, the joint venture conducted a 3-D seismic survey covering approximately 52 square miles. The area, known as Four Isle Dome, was discovered in 1934 and has produced to date over 540 Bcf of natural gas and 20 million Bbls of oil. The Company, Phillips and Nuevo each hold a 33.3% interest in the project which is subject to a proportionate 25% reduction if the mineral owner, Louisiana Land and Exploration ("LL&E"), elects to participate in a given prospect. In such instance, the Company, Nuevo, Phillips and LL&E would each hold a 25% working interest. As a result of the 3DX joint venture, the Company's net share of this project was reduced to 27% (20% if LL&E participates). The Company is the operator of the joint venture and intends to drill up to two wells in this project during 1996.

     1995 Domestic and International Exploration Activities.  The Company's 1995
     -------------------------------------------------------
exploration efforts were concentrated on the drilling of a well in its Miami Fee prospect in Cameron Parish, Louisiana and the geophysical and geological work necessary to prepare for drilling evaluations on the two projects discussed above. The Company's drilling efforts in the Miami Fee prospect validated the geophysical concept of the Miami Fee prospect, but did not result in a discovery. Because of the disproportionate cost sharing arrangements entered into with its partners, the Company did not incur any net cost in 1995 in the drilling of this prospect. The Company's ownership in the Miami Fee prospect is subject to the 3DX joint venture; however, no capital expenditures are planned for this prospect in 1996.

     Since late 1991, the Company has focused its international efforts on generating high-potential exploration opportunities that can be sold to larger companies, retaining a small but meaningful carried interest in such high potential opportunities. The Company has successfully implemented this strategy, causing two high potential wells to be drilled in Peru; however, such activities did not result in a discovery. The Company currently has interests in two exploratory permits in Australia covering approximately 404,000 gross (304,000 net) acres, one exploration license in New Caledonia covering 143,000 gross (10,725 net) acres and an exclusive exploration reconnaissance permit in Pakistan covering 7.7 million net acres. In connection with its joint venture and strategic alliance with 3DX, the Company has decided not to generate new international exploration opportunities. In addition, during 1996 the Company intends to wind up its current international exploration opportunities by selling off a majority of its interest in these projects and retaining a carried interest in any subsequent drilling activity or selling the international subsidiary.

     During 1996, the Company estimates it will spend approximately $5 million, net of partner reimbursements, on exploration activities, primarily in Four Isle Dome and the Sunniland Trend. While all drilling activities are subject to numerous risks, the risks associated with exploration activities are significantly greater than those associated with exploitation and development activities. There can be no assurance that any of the Company's current exploration projects will result in proved reserves or commercially viable oil or natural gas production being obtained.

     The Company has historically conducted a portion of its exploration activities with outside partners. When deemed appropriate, the Company will continue to solicit industry and financial partners to participate in exploration projects on negotiated terms. The level of the Company's capital expenditures for these projects, and its working and revenue interests, will vary depending on the amount and terms of such outside participation.

DISPOSITION OF PROPERTIES

     The Company periodically evaluates, and from time to time has elected to sell, certain of its mature producing properties that it considers to be nonstrategic or fully valued. Such sales enable the Company to maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that the Company believes potentially have a higher financial return. During 1995, the Company sold non-strategic oil and natural gas properties located primarily in the Gulf Coast area of Texas and Louisiana for aggregate proceeds of $7.4 million. As a result, approximately 96% of the Company's 1995 year-end proved reserve volumes and proved reserve value were associated with its properties in the LA Basin, Sunniland Trend and Illinois Basin.

DOWNSTREAM ACTIVITIES

     The Company's marketing effort entails purchasing crude oil from producers and marketing it to the refining sector. The Company aggregates these volumes at major crude oil interchanges and trading locations and is therefore able to obtain higher prices for its own production while realizing profits on the production purchased from others. The Company owns and operates a two million barrel, above ground crude oil storage and terminalling facility in Cushing, Oklahoma (the "Cushing Terminal"), the United States' largest inland crude oil interchange and trading location. This facility enhances the competitive marketing ability of the Company by enabling it to take crude oil from different sources and make physical delivery of crude oil in Cushing, the NYMEX designated delivery location. This facility also enables the Company to aggregate crude oil volumes and to segregate, store, terminal and provide contract services for its customers. The Company's downstream activities have expanded significantly over the last four years, with gross margin increasing from $1.2 million in 1991 to $6.4 million in 1995. Based on additional capacity available at the Cushing Terminal, the Company believes it can increase its downstream gross margin without expending substantial additional capital.

     Crude oil is purchased at the wellhead and transported by Company-owned trucks or third-party transporters to a trading location where the Company sells the crude oil to a refiner or other purchaser. The Company also purchases crude oil in the spot market at trading locations. The Company's policy is to only purchase crude oil for which it has a market to sell and to negotiate its sales contracts so that crude oil price fluctuations do not affect the gross margin which it receives. The crude oil marketing business is characterized by a large volume of transactions with low margins. The Company has maintained a gross margin of approximately 2% in its marketing activities for each of the years 1992 through 1995. The Company also routinely analyzes opportunities for possible purchase or construction of gathering and pipeline systems, processing and storage facilities and various other related capital investment projects to enhance its profitability in the markets in which it operates.

     The Cushing Terminal was completed in December 1993. The facility consists of two million barrels of above ground shell storage capacity. The Cushing Terminal was built at a total cost of approximately $30.9 million which includes the cost of land acquisition, engineering and environmental studies, construction-phase interest, pipeline interconnects and an oversized manifold and pumping system that was designed and constructed to accommodate expansion up to an aggregate ten million barrels of storage capacity. The Company estimates that its storage tanks have a useful life in excess of 60 years. The facility is connected to major pipelines into and out of the Cushing interchange and can operate at a daily throughput rate of approximately 800,000 Bbls.

     Cushing is the largest wet barrel trading hub in the United States and the delivery point for crude oil futures contracts traded on the NYMEX. The Cushing Terminal has been designated by the NYMEX as an approved delivery location for crude oil delivered under the NYMEX "light" sweet crude oil futures contract. The Company's Cushing storage facility was constructed to capitalize on the crude oil supply and demand imbalance in the Midwest caused by the continued decline of traditional regional supplies, increasing imports and an inadequate pipeline and terminal infrastructure. Based upon the Company's analysis of existing storage facilities at Cushing and the anticipated increase in crude oil volumes to be transported through Cushing, the Company believes that there will be an increasing demand for additional storage capacity at Cushing. Because of its initial investment in land, engineering and environmental studies, pipeline interconnects and the manifold and pumping system, the cost to construct incremental storage capacity is estimated at $7.50 to $8.00 per Bbl of shell capacity. The Company generates revenue from the Cushing Terminal through a combination of storage, reservation and throughput fees from customers such as
(i) refiners and gatherers seeking to segregate or custom blend crudes for refining feedstocks, (ii) pipelines requiring segregated tankage for foreign cargoes, (iii) traders who make or take delivery under the NYMEX contract, (iv) producers seeking to increase their marketing alternatives and (v) contango market crude oil trading activities.

     The Company's upstream and downstream business segments focus on crude oil as the primary product. As a result of inefficiencies inherent in the crude oil market and the U.S. pipeline and transportation infrastructure, management believes its competitive abilities are enhanced by the alternatives afforded it by its proprietary access to the Cushing Terminal. Such alternatives include the ability to take and make physical delivery of crude oil in Cushing, the NYMEX designated delivery location. The Company's crude oil marketing expertise further provides it with a competitive advantage in obtaining higher prices for the Company's existing production and identifying potential crude oil price enhancements for properties targeted for acquisition.

OPERATING ACTIVITIES

     The following table presents certain information with respect to the Company's oil and natural gas producing, marketing, transportation and storage activities during the three years ended December 31, 1993, 1994 and 1995:

                                                 YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                 1993     1994      1995
                                               --------  --------  -------
                                                    (IN THOUSANDS)
Sales to unaffiliated customers:
  Oil and natural gas........................  $ 57,507  $ 57,234   $ 64,080
  Marketing, transportation and storage......   128,186   199,239    339,826

Operating profits:
  Oil and natural gas (1)....................  $ 29,519  $ 30,122   $ 34,029
  Marketing, transportation and storage (2)..     3,834     6,305      6,480

Identifiable assets:
  Oil and natural gas........................  $180,209  $204,778   $271,248
  Marketing, transportation and storage......    56,458    62,126     80,798

-------------
(1) Consists of primarily oil and natural gas sales less production expenses.
(2) Consists of primarily marketing, transportation and storage sales less purchases and transportation and storage expenses. Includes approximately $337,000, $1.5 million and $121,000 during 1993, 1994 and 1995, respectively, of operating profit attributed to contango market transactions.

     Operating profits as a percentage of sales are significantly lower for the Company's marketing, transportation and storage activities than for its oil and natural gas producing activities because the cost of oil and natural gas purchased for resale is higher, as a percentage of sales price, than the Company's cost of oil and natural gas produced. See "--Downstream Activities".

GENERAL

     The Company was incorporated under the laws of the State of Delaware in 1976. The Company's executive offices are located at 1600 Smith Street, Suite 1500, Houston, Texas 77002, and its telephone number is (713) 654-1414.

PRODUCT MARKETS AND MAJOR CUSTOMERS

          The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas.
Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The price received by the Company for its oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow.

     In order to partially mitigate the adverse affects of crude oil price volatility, the Company routinely commits a significant portion of its crude oil production, its principal product, to fixed price contracts or other hedging arrangements. To ensure a fixed price for future production, the Company may sell a futures contract and thereafter either (i) make physical delivery of its product to comply with such contract or (ii) buy a matching futures contract to unwind its futures position and sell its production to a customer. These same techniques are also utilized to manage price risk for certain production purchased from customers of Plains Marketing & Transportation Inc. ("Plains Marketing"). Such contracts may expose the Company to the risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase or deliver the contracted quantities of oil or natural gas, or a sudden, unexpected event materially impacts oil or natural gas prices.

     At December 31, 1995, the Company's financial hedge arrangements provided for a benchmark NYMEX WTI indexed average price for: (i) 11,000 barrels per day through March 31, 1996, at $18.07 per barrel; (ii) 10,000 barrels per day from April 1, 1996, through May 31, 1996, at $18.03 per barrel;
(iii) 9,500 barrels per day from June 1, 1996, through June 30, 1996, at $18.01 per barrel; (iv) 3,500 barrels per day from July 1, 1996, through December 31, 1996, at $17.48 per barrel; and (v) 1,500 barrels per day from January 1, 1997, through June 30, 1997, at $17.23 per barrel. The Company has entered into additional swap agreements which provide for a NYMEX WTI indexed ceiling price of $17.63 per barrel and a floor price of $16.50 per barrel for 3,000 barrels per day from July 1, 1996 through December 31, 1996. The above prices do not reflect quality and location differentials attributable to the unique characteristics of each core area's oil production. The Company's current crude oil hedges do not expose the Company to various basis risk differentials that exist in the crude oil market. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Substantially all of the Company's LA Basin crude oil production and all of the Company's Sunniland Trend crude oil production is transported by two pipelines owned by third parties. The inability of either one of these pipelines to provide transportation services to the Company in the future could result in involuntary curtailment of a significant portion of the Company's crude oil production.

     Certain of the Company's natural gas production has been in the past, and may be in the future, curtailed from time to time depending on the quality of the natural gas produced and transportation alternatives. In addition, market, economic and regulatory factors, including issues regarding the quality of certain of the Company's natural gas, may in the future adversely affect the Company's ability to sell its natural gas production.

     Before 1985, substantially all of the Company's natural gas production was sold directly to pipeline companies which were responsible for resale and transportation of the natural gas to end-users. Since that time, however, with the adoption of various orders by the Federal Energy Regulatory Commission ("FERC") (see "--Regulation--Transportation and Sale of Natural Gas") and the deregulation of natural gas pursuant to the Natural Gas Policy Act of 1978 ("NGPA") and the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"), the FERC has actively promoted competition in the nationwide market for natural gas and has encouraged pipelines to significantly reduce their role as merchants of natural gas and to make transportation services available on an "open-access", nondiscriminatory basis. Since these regulatory initiatives were begun, natural gas producers such as the Company have been able to sell their natural gas supplies directly to utilities and other end-users.

     In addition to the regulatory changes discussed above, deregulation of natural gas prices under the NGPA and the Decontrol Act has increased competition and volatility of natural gas prices. Since demand for natural gas is generally highest during winter months, prices received for the Company's natural gas are subject to seasonal variations and other fluctuations. All of the Company's natural gas production is currently sold under various arrangements at spot indexed prices. In certain instances, the Company enters into financial arrangements to hedge its exposure to spot price fluctuations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Phibro Division of Salomon Inc. ("Phibro") and Phibro Energy USA, Inc., accounted for 16% and 12%, respectively, of the Company's total revenue (exclusive of interest and other income) during 1995. Customers accounting for more than 10% of total revenue for 1994 and 1993 were as follows: 1994 -- Phibro -- 19% and

Chevron -- 16%; 1993 -- Chevron -- 23%, Marathon -- 22% and Phibro --15%. No other single purchaser of the Company's products accounted for as much as 10% of total sales during 1995, 1994 or 1993. During 1995, 1994 and 1993, Chevron accounted for 39%, 71% and 76% of the Company's oil and natural gas sales, respectively. Additionally during 1995, Unocal and Scurlock Permian accounted for approximately 28% and 19%, respectively, of the Company's oil and gas sales. During 1995, Unocal was the purchaser of the Company's LA Basin oil production, while Scurlock Permian was purchaser of oil production attributable to the Sunniland Trend Properties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION

   Oil and Natural Gas Producing Activities

     The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of the Company's larger competitors possess and employ financial and personnel resources substantially greater than those available to the Company. Such companies are able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.

   Downstream Activities

     The Company faces intense competition in purchasing and marketing crude oil and in the crude oil storage business. Its competitors include the major integrated oil companies, their marketing affiliates and independent gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than the Company's and control substantially greater supplies of crude oil. Although the Company believes that the environmental safeguards and operating capabilities of the Cushing Terminal are superior to other existing facilities in Cushing, the Company competes with larger companies that possess superior financial resources and have an established business presence. Such advantages could inhibit the development of the Company's business for the Cushing Terminal.

REGULATION

     The Company's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability. However, the Company does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry. Due to the myriad and complex federal and state statutes and regulations which may affect the Company, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all matters affecting the Company's operations.

   Transportation and Sale of Natural Gas

     Prior to January 1, 1993, various aspects of the Company's natural gas operations were subject to regulations by the FERC under the Natural Gas Act of 1938 (the "NGA") and the NGPA with respect to "first sales" of natural gas, including price controls and certificate and abandonment authority regulations. However, as a result of the enactment of the Decontrol Act, the remaining "first sales" restrictions imposed by the NGA and the NGPA terminated on January 1, 1993.

     The FERC regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's most recent action in this area, Order No. 636, reflected the FERC's finding that, under the then-existing regulatory structure, interstate pipelines and other gas merchants, including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by many interstate pipelines so that buyers of natural gas may secure gas supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in almost all restructuring proceedings, and has now commenced a series of reviews of individual pipeline restructuring orders to determine whether refinements are required regarding individual pipeline implementations of Order No. 636. In addition the FERC has announced its intention to reexamine certain of its transportation related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636, and has issued a new policy regarding the use of non-traditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost of service based rates.

     Although the FERC's actions, such as Order No. 636, do not regulate gas producers such as the Company, these actions are intended to foster increased competition within all phases of the natural gas industry. To date, the FERC's pro-competition policies have not materially affected the Company's business or operations. On a prospective basis, however, such orders may substantially increase the burden on the producers and transporters to nominate and deliver on a daily basis a specified volume of natural gas. Producers and transporters which deliver deficient volumes or volumes in excess of such daily nominations could be subject to additional charges by the pipeline carriers.

     Numerous petitions seeking judicial review of Order No. 636 and the
individual pipeline restructuring orders are pending.   It is not possible to
predict what, if any, effect the final restructuring rule will have on the Company. The Company does not believe, however, that it will be affected any differently than other gas producers and marketers with which it competes.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations. The natural gas industry has historically been very heavily regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

  Transportation and Sale of Crude Oil

     Sales of crude oil and condensate can be made by the Company at market prices not subject at this time to price controls. The price that the Company receives from the sale of these products is affected by the cost of transporting the products to market. Commencing in October 1993, the FERC issued a series of orders (Order Nos. 561 and 561-A) in which it revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which became effective January 1, 1995, provide a simplified, generally applicable method for regulating such rates by use of an index for setting rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional cost of service and other methods of ratemaking. On October 28, 1994, the FERC issued two separate Orders (Nos. 571 and 572), which adopt additional regulations governing rates that an oil pipeline may be authorized to charge. Order No. 571 authorizes a pipeline to implement cost-of-service based rates, provided it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the indexed rate that the pipeline is directed to charge under Order No. 561. In Order No. 572, the FERC adopted regulations that authorize a pipeline to charge market-based rates, provided it can demonstrate that it lacks significant market power in the market(s) in which it proposes to charge such rates. Challenges to these various rules are the subject of pending court appeals. The effect that these new rules may have on moving the Company's liquid products to market cannot yet be determined.

  Regulation of Production

     The production of oil and natural gas is subject to regulation under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

   Environmental Regulation

     General. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Company's operations and costs. In particular, the Company's exploration, exploitation and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations increases the Company's overall cost of business. Such areas affected include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells due to solids control and capital costs to construct, maintain and upgrade equipment and facilities. While these regulations affect the Company's capital expenditures and earnings, the Company believes that such regulations do not affect its competitive position in that the operations of its competitors that comply with such regulations are similarly affected. Environmental regulations have historically been subject to frequent change by regulatory authorities, and the Company is unable to predict the ongoing cost to it of complying with these laws and regulations or the future impact of such regulations on its operation. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for personal injury and property damage.

     A significant portion of the Miami Fee acreage is within the Sabine National Wildlife Refuge (the "Refuge"), and operations therein are subject to the National Wildlife Refuge Administration Act and the regulations promulgated thereunder (the "Wildlife Refuge Act"). The Wildlife Refuge Act states that no person may use, occupy, conduct any activity on or remove property from any area located within a wildlife refuge unless a permit has been granted for such use, occupation, conduct, activity or removal of property. Persons holding mineral rights in wildlife refuge lands may obtain a Special Use Permit granted by the Regional Director of the Fish and Wildlife Service for exploration, development and production operations in compliance with regulations intended to protect fish and wildlife in the refuge. The Regional Director is given broad discretion and authority in granting Special Use Permits and may specify additional requirements to ensure that the proposed activities are compatible with the Wildlife Refuge Act.

     Although the Company obtained environmental studies on its properties in the LA Basin, Sunniland Trend and Illinois Basin, and the Company believes that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for approximately 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations. In December 1995, the Company negotiated an agreement with Chevron, a prior owner of the LA Basin Properties, to remediate sections of the properties impacted by prior drilling and production operations. Under this agreement, Chevron agreed to investigate and potentially remediate specific areas contaminated with volatile organic substances and heavy metals, and the Company agreed to excavate and remediate crude oil contaminated soils. The Company is obligated to construct and operate (for the next 15 years) two five-acre bioremediation cells for crude oil contaminated soils designated for excavation and treatment by Chevron. While the Company believes that it does not have any material obligations for operations conducted prior to Stocker's acquisition of the properties from Chevron, other than its obligation to plug existing wells and those normally associated with customary oil field operations of similarly situated properties (such as the Chevron agreement described above), there can be no assurance that current or future local, state or federal rules and regulations will not require it to spend material amounts to comply with such rules and regulations or that any portion of such amounts will be recoverable from Chevron, either under the December 1995 agreement or the limited indemnity from Chevron contained in the original purchase agreement.

     A portion of the Sunniland Trend Properties is located within the Big Cypress National Preserve and the Company's operations therein are subject to regulations administered by the National Park Service ("NPS"). Under such regulations, a Master Plan of Operations has been approved by the Regional Director of the NPS. The Master Plan of Operations is a comprehensive plan of practices and procedures for the Company's drilling and production operations designed to minimize the effect of such operations on the environment. The Master Plan of Operations must be modified and permits must be secured from the NPS for new wells which require the use of additional land for drilling operations. The Master Plan of Operations also requires that the Company restore the surface property affected by its drilling and production operations upon cessation of these activities. The Company does not anticipate that expenditures required to comply with such regulations will have a material adverse effect on its current operations.

     Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. States in which the Company operates have also enacted similar laws. Regulations are currently being developed under OPA and state laws that may also impose additional regulatory burdens on the Company.

     The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum or its derivatives into state waters. The EPA has promulgated regulations that require many oil and gas production operations to obtain permits to discharge storm water runoff. At some facilities, such as the Sunniland Trend Properties, the Company eliminated this permit requirement by collecting all potentially contaminated storm water and disposing of it through the Company's underground injection control ("UIC") disposal wells. At other facilities, the Company has applied for and obtained any necessary storm water discharge permits, and is currently in substantial compliance with applicable permit conditions. The Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company's financial condition or results of operations.

     Air Emissions. The operations of the Company are subject to the Federal Clean Air Act and comparable state and local statutes. The Company believes that its operations are in substantial compliance with such statutes in all states in which they operate.

     Amendments to the Federal Clean Air Act enacted in late 1990 require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. In particular, the Company's LA Basin properties are located in an "extreme" non-attainment area for ozone. This classification will force the local air quality regulatory authority, the South Coast Air Quality Management District, to adopt stringent controls on all emissions of nitrogen oxide and volatile organic compounds. As a result of these future regulations, the Company may incur future capital expenditures to reduce air emissions from the LA Basin production facilities. In addition, the 1990 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V permits"), and several of the Company's facilities may require permits under this new program. Although no assurances can be given, the Company believes implementation of the 1990 Federal Clean Air Act Amendments will not have a material adverse effect on the Company's financial condition or results of operations.

     Solid Waste. The Company generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. At present, the Company is not required to comply with a substantial portion of the RCRA requirements because the Company's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Company.

     Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may generate waste that may fall within CERCLA's definition of a "hazardous substance". The Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.

     The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

FEDERAL TAXATION

     At December 31, 1995, the Company and its subsidiaries, which together file a consolidated federal income tax return, had federal income tax net operating loss ("NOL") carryforwards of approximately $164 million. Of that amount, approximately $23 million is subject to separate return limitation year restrictions and may only be utilized to the extent certain subsidiaries which generated the NOLs have taxable income. At December 31, 1995, the Company had approximately $149 million of alternative minimum tax ("AMT") net operating loss carryforwards available as a deduction against future AMT income. In addition, the Company had approximately $.8 million of investment tax credit carryforwards and $7 million of percentage depletion carryforwards at December 31, 1995. The NOL carryforwards expire from 1996 through 2010. The value of these carryforwards depends on the ability of the Company to generate federal taxable income. In addition, for AMT purposes, only 90% of AMT income in any given year may be offset by AMT NOLs.

     The ability of the Company to utilize NOL and investment tax credit carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in Temporary Treasury Regulations, and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% ("Ownership Change") in the beneficial ownership of the Company.

     In the event of an Ownership Change, Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an Ownership Change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Under Final Treasury Regulations issued by the Internal Revenue Service, the Company does not believe that an Ownership Change has occurred as of December 31, 1995.

     The Company does not expect to report any regular taxable income in the near future because it expects to utilize its carryforwards and other tax deductions and credits. However, there is no assurance that the Internal Revenue Service will not challenge these carryforwards or their utilization.

OTHER BUSINESS MATTERS

     The Company must continually acquire, explore for, develop or exploit new oil and natural gas reserves to replace those produced or sold. Without successful drilling, acquisition or exploitation operations, the Company's oil and natural gas reserves and revenues will decline. Drilling activities are subject to numerous risks, including the risk that no commercially viable oil or natural gas production will be obtained. The decision to purchase, explore, exploit or develop an interest or property will depend in part on the evaluation of data obtained through geophysical and geological analyses and engineering studies, the results of which are often inconclusive or subject to varying interpretations. See Item 2, "Properties--Oil and Natural Gas Reserves". The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices or limitations in the market for products. The availability of a ready market for the Company's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of natural gas reserves to pipelines or trucking and terminal facilities. Natural gas wells may be shut in for lack of a market or due to inadequacy or unavailability of natural gas pipeline or gathering system capacity.

     The Company's operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, including blowouts, cratering, oil spills and fires, each of which could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. The Company's current and planned drilling operations in the Sunniland Trend and Four Isle Dome involve increased drilling risks of high pressures and mechanical difficulties, including stuck pipe, collapsed casing and separated cable. The Company's operations in the LA Basin, including transportation of crude oil by pipelines within the city of Los Angeles, are especially susceptible to damage from earthquakes and involve increased risks of personal injury, property damage and marketing interruptions because of the population density of the area. Although the Company maintains insurance coverage considered to be customary in the industry, it is not fully insured against certain of these risks, including, in certain situations, earthquake risk in the LA Basin, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial position.

     In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company from time to time enters into fixed price delivery contracts, financial swaps and oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, the Company may sell a futures contract and thereafter either (i) make physical delivery of its product to comply with such contract or (ii) buy a matching futures contract to unwind its futures position and sell its production to a customer. These same techniques are also utilized to manage price risk for certain production purchased from customers of the Company's marketing subsidiary, Plains Marketing & Transportation Inc. Such contracts may expose the Company to the risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase or deliver the contracted quantities of oil or natural gas, or a sudden, unexpected event materially impacts oil or natural gas prices. Such contracts may also restrict the ability of the Company to benefit from unexpected increases in oil and natural gas prices.

TITLE TO PROPERTIES

     The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. The Company does not believe that any of these burdens materially interferes with the use of such properties in the operation of its business.

     The Company believes that it has generally satisfactory title to or rights in all of its producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. Title investigation is made and title opinions of local counsel are generally obtained only before commencement of drilling operations.

EMPLOYEES

     As of February 22, 1996, the Company had 202 full-time employees, none of whom is represented by any labor union. Approximately 98 of such full-time employees are field personnel involved in oil and natural gas producing activities, trucking and transport activities and crude oil terminalling and storage activities.

ITEM 2.  PROPERTIES

     The Company is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas and the marketing, transportation, terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in the LA Basin of California, the Sunniland Trend of South Florida, the Illinois Basin and the Gulf Coast area of Louisiana. Its downstream marketing activities are concentrated in Oklahoma, where it owns a two million barrel, above ground crude oil terminalling and storage facility, Texas and the Gulf Coast area of Louisiana. The Company's upstream operations contributed approximately 90% of the Company's 1995 EBITDA proforma for the Illinois Basin Acquisition while the Company's downstream activities accounted for the remainder. See Item 1, "Business" for a discussion of the Company's exploration, acquisition, development and exploitation activities and downstream businesses.

OIL AND NATURAL GAS RESERVES

     The following tables set forth certain information with respect to the Company's reserves based upon reserve reports prepared by the independent petroleum consulting firms of H.J. Gruy and Associates, Inc. with respect to the LA Basin Properties, Netherland, Sewell & Associates, Inc. with respect to the Sunniland Trend and other minor properties, and Ryder Scott Company with respect to the Illinois Basin Properties. Such reserve volumes and values were determined under the method prescribed by the Commission which requires the application of year-end prices for each year, held constant throughout the projected reserve life.

     The following table sets forth the estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas owned by the Company as of December 31, 1993, 1994 and 1995 and the principal components of the changes in the quantities of reserves for each of the years then ended.

                                             AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------
                                           1993                1994               1995
                                    ------------------  -----------------  ------------------
                                      OIL       GAS        OIL       GAS       OIL      GAS
                                     (BBL)     (MCF)      (BBL)     (MCF)     (BBL)    (MCF)
                                    --------  --------  --------  --------  --------  --------
                                                          (IN THOUSANDS)
PROVED RESERVES
Beginning balance                    33,390    39,861     38,810    49,397    61,459   51,009
Revisions of previous estimates      (6,478)   (7,753)    16,834     4,365     5,423    2,792
Extensions, discoveries, improved
 recovery and other additions         3,712     6,250      4,362     1,182    15,489    1,730
Sale of reserves                        (92)     (622)       (16)     (446)   (1,227)  (9,773)
Purchase of reserves in place        11,834    15,837      5,304        80    17,640      130
Production                           (3,556)   (4,176)    (3,835)   (3,569)   (4,376)  (2,778)
                                    -------   -------     ------   -------   -------   ------

Ending balance                       38,810    49,397     61,459    51,009    94,408   43,110
                                    =======   =======     ======   =======   =======   ======

PROVED DEVELOPED RESERVES
Beginning balance                    24,296    20,555     30,646    28,436    48,978   30,869
                                    =======   =======     ======   =======   =======   ======
Ending balance                       30,646    28,436     48,978    30,869    67,266   29,397
                                    =======   =======     ======   =======   =======   ======

     The following table sets forth the Present Value of Proved Reserves as of December 31, 1993, 1994 and 1995.

                                     1993       1994        1995
                                    --------   --------   --------
                                           (IN THOUSANDS)
  Proved developed                  $106,212   $191,578   $272,634
  Proved undeveloped                  28,327     37,793     94,146
                                    --------   --------   --------
   Total proved                     $134,539   $229,371   $366,780
                                    ========   ========   ========

     There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the Present Value of Proved Reserves shown above represents estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. In this regard, the information set forth in the preceding tables includes revisions of reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices.

     In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The crude oil price in effect at December 31, 1995, is based on NYMEX spot price for WTI crude oil of $19.55 per Bbl ($18.00 per Bbl WTI posted price) with variations therefrom based on location and grade of crude oil. The Company has entered into crude oil financial swap arrangements to fix the NYMEX WTI index price for a significant portion of its crude oil production. These prices are included in the reserve reports through the term of the arrangements. On December 31, 1995, these arrangements provided for a NYMEX WTI indexed average price for: (i) 11,000 barrels per day through March 31, 1996, at $18.07 per barrel; (ii) 10,000 barrels per day from April 1, 1996, through May 31, 1996, at $18.03 per barrel;
(iii) 9,500 barrels per day from June 1, 1996, through June 30, 1996, at $18.01 per barrel; (iv) 3,500 barrels per day from July 1, 1996, through December 31, 1996, at $17.48 per barrel; and (v) 1,500 barrels per day from January 1, 1997, through June 30, 1997, at $17.23 per barrel. The Company has entered into additional swap arrangements which provide for a NYMEX WTI indexed ceiling price of $17.63 per barrel and a floor price of $16.50 per barrel for 3,000 barrels per day from July 1, 1996, through December 31, 1996. Location and quality differentials attributable to the Company's properties are not included in the foregoing prices. The crude oil swap agreements provide for monthly settlement based on the differential between the contract price and the actual NYMEX WTI crude oil price. The Company's current crude oil hedges do not expose the Company to various basis risk differentials that exist in the crude oil market. The overall average prices as of December 31, 1995, were $15.55 per Bbl of crude oil, condensate and natural gas liquids and $1.05 per Mcf of natural gas. See
Item 1, "Business--Product Markets and Major Customers". Prices for natural gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors.

     Since December 31, 1994, the Company has not filed any estimates of total proved net oil or natural gas reserves with any federal authority or agency other than the Commission. See Note 15 to the Company's Consolidated Financial Statements appearing elsewhere in this Report for certain additional information concerning the proved reserves of the Company.

PRODUCTIVE WELLS AND ACREAGE

     As of December 31, 1995, the Company had working interests in 1,529 gross (1,529 net) active oil wells and 48 gross (22 net) active natural gas wells. These totals do not include the Company's royalty and overriding royalty interests in approximately 135 gross (4 net) producing oil and natural gas wells.

     The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of December 31, 1995.

                                           DECEMBER 31, 1995
                              ----------------------------------------------
                              DEVELOPED ACRES(1)  UNDEVELOPED ACRES(2)(3)
                              ------------------  --------------------------
                               GROSS      NET       GROSS        NET(4)
                              -------    ------   -----------  -------------
California..................    3,707     3,634           10          10
Florida(5)..................   12,502    12,502       86,935      77,385
Illinois....................   15,887    13,885       33,653      15,416
Indiana.....................    1,155       854        2,562       1,216
Kansas......................       --        --       50,193      39,421
Kentucky....................       --        --        1,321         521
Louisiana(6)................       --        --       19,511      10,653
Oklahoma....................      640        88           --          --
Texas.......................       --        --          659         186
Utah........................   14,551     7,276           --          --
                               ------    ------      -------     -------
  Total.....................   48,442    38,239      194,844     144,808
                               ======    ======      =======     =======

-----------------
(1) Developed acres are acres spaced or assigned to productive wells.
(2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.
(3) Does not include: (i) approximately 84,000 gross (39,500 net) acres located within Exploration Permit WA-246-P in the Northwest Territory of Australia;
    (ii) approximately 320,000 gross (264,000 net) acres located within Block AC/P14 in the Vulcan Sub-basin (Timor Sea) on the Northwest shelf of Australia in which the Company holds exploration rights; (iii) approximately 143,000 gross (10,725 net) acres located within an exploration license located in New Caledonia; or (iv) approximately 8 million gross (7.7 million net) acres in Pakistan to which the Company holds exploration rights. See
    Item 1, "Business--Exploration--Current Exploration Projects--1995 Domestic and International Exploration Activities".
(4) Less than 5% of total net undeveloped acres are covered by leases that expire in 1996 and 1997.
(5) Does not include approximately 8,500 gross (4,250 net) acres under seismic option.
(6) Does not include approximately 20,000 gross (6,700 net) acres under seismic option.

DRILLING ACTIVITIES

     Certain information with regard to the Company's drilling activities during the years ended December 31, 1993, 1994 and 1995 is set forth below:

                                  YEAR ENDED DECEMBER 31,
                           --------------------------------------
                               1993         1994         1995
                           ------------  -----------  -----------
                           GROSS   NET   GROSS  NET   GROSS  NET
                           -----  -----  -----  ----  -----  ----
Exploratory Wells:
  Oil....................   0.00   0.00   0.00  0.00   0.00  0.00
  Natural gas............   0.00   0.00   0.00  0.00   0.00  0.00
  Dry....................   5.00   1.90   6.00  4.39   1.00  0.40
                           -----  -----   ----  ----   ----  ----
      Total..............   5.00   1.90   6.00  4.39   1.00  0.40
                           =====  =====   ====  ====   ====  ====
Development Wells:
  Oil....................  13.00  13.00   1.00  1.00   0.00  0.00
  Natural gas............   0.00   0.00   0.00  0.00   0.00  0.00
  Dry....................   2.00   1.80   0.00  0.00   1.00  0.50
                           -----  -----   ----  ----   ----  ----
      Total..............  15.00  14.80   1.00  1.00   1.00  0.50
                           =====  =====   ====  ====   ====  ====
Total Wells:
  Producing..............  13.00  13.00   1.00  1.00   0.00  0.00
  Dry....................   7.00   3.70   6.00  4.39   2.00  0.90
                           -----  -----   ----  ----   ----  ----
      Total..............  20.00  16.70   7.00  5.39   2.00  0.90
                           =====  =====   ====  ====   ====  ====

     At December 31, 1995, the Company was in the process of drilling 1 gross (1 net) developmental well. See Item 1, "Business--Acquisition and Exploitation" and "--Productive Wells and Acreage" for additional information regarding exploitation activities, including waterflood patterns, workovers and recompletions.

PRODUCTION AND SALES

     The following table presents certain information with respect to oil and natural gas production attributable to the Company's properties, the revenue derived from the sale of such production, average sales price received and average production costs during the three years ended December 31, 1993, 1994 and 1995.


                                                   YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                  1993     1994        1995
                                                 ------   -------    -------
                                           (IN THOUSANDS, EXCEPT UNIT PRICES)
    Production:
     Crude oil and natural gas liquids (Bbls)..    3,556     3,835      4,376
     Natural gas (Mcf).........................    4,176     3,569      2,788
     BOE.......................................    4,252     4,430      4,839

    Revenue:
     Crude oil and natural gas liquids.........  $50,986   $52,331    $61,241
     Natural gas...............................    6,521     4,903      2,839
                                                 -------   -------    -------
      Total....................................  $57,507   $57,234    $64,080
                                                 =======   =======    =======

    Average sales price:
     Crude oil and natural gas liquids (Bbl)...  $ 14.34   $ 13.65    $ 13.99
     Natural gas (Mcf).........................  $  1.56   $  1.37    $  1.02
     Per BOE...................................  $ 13.52   $ 12.92    $ 13.24

    Production costs per BOE...................  $  6.65   $  6.15    $  6.25

CRUDE OIL STORAGE AND TERMINALLING FACILITY

     In December 1993, the Company completed construction on the first phase of the Cushing Terminal in Cushing, Oklahoma. The first phase of the facility consists of two million barrels of shell storage capacity comprised of fourteen 100,000 barrel capacity tanks and four 150,000 barrel capacity tanks. See Item 1, "Business -- Downstream Activities".

OTHER FACILITIES

     The Company currently leases offices containing approximately 46,000 square feet in Houston, Texas.

ITEM 3.   LEGAL PROCEEDINGS

     On April 27, 1992, the Company and certain of its officers and directors and a former director and officer were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Texas captioned Judith Rubinstein and Howard Greenwald v. Collins, et al., C.A. No. H-92-1297. The complaint brings a class action (the class period of which is October 23, 1991, through April 13, 1992) for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiffs, who purport to have purchased their Common Stock in open market transactions (300 and 375 shares, respectively), contend the class is entitled to approximately $30 million for compensatory damages and punitive damages in an unspecified amount. The Company filed a motion to dismiss in July 1992. On August 24, 1992, the Court entered an Order of Dismissal and a Final Judgment dismissing the plaintiffs' complaint for failure to state a claim under the federal securities laws and/or under the common law of the State of Texas. On September 10, 1992, the plaintiffs filed a Notice of Appeal of the District Court's judgment with the United States Court of Appeals for the Fifth Circuit (No. 92-2736). On May 5, 1994, the Fifth Circuit Court ruled, among other things, that the plaintiffs had sufficiently pleaded claims under the federal securities laws and under Texas common law and reversed the trial court's dismissal and remanded the case to the trial court for further proceedings.

     On July 27, 1993, a second case similar to the Rubinstein case described in the preceding paragraph was filed in the United States District Court for the Southern District of Texas captioned Gloria Moroson v. Collins, et al., C.A. No. H-93-2305, naming the Company and certain of its officers and directors and a former director and officer as defendants. The complaint brings a class action (the class period of which is May 11, 1992, through August 14, 1992) for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiff, who purports to have purchased 50 shares of Common Stock in an open market transaction, contends the class is entitled to approximately $60 million for compensatory damages and punitive damages in an unspecified amount. These amounts are alleged to be in addition to the damages claimed in the Rubinstein case. In June 1994, the trial court granted the Company's motion to consolidate the Rubinstein and Moroson cases.

     On February 20, 1996, the Court denied the Company's motion for summary judgment in these two cases and set a trial date for May 8, 1996. The Company expects the cases to go to trial before a jury on or about such date. Although the Company believes these complaints to be without merit and intends to vigorously defend these lawsuits, if the plaintiffs were awarded, and the Company were ultimately required to pay, a substantial portion of the $90 million in compensatory damages sought by the plaintiffs, it would have a material adverse effect on the Company.

     On July 9, 1987, Exxon filed an interpleader action in the United States District Court for the Middle District of Florida, Exxon Corporation v. E. W. Adams, et al., Case Number 87-976-CIV-T-23-B. This action was filed by Exxon to interplead royalty funds as a result of a title controversy between certain mineral owners in a field in Florida. One group of mineral owners, John W. Hughes, et al. (the "Hughes Group"), filed a counterclaim against Exxon alleging fraud, conspiracy, conversion of funds, declaratory relief, federal and Florida RICO, breach of contract and accounting, as well as challenging the validity of certain oil and natural gas leases owned by Exxon, and seeking exemplary and treble damages. In March 1993, but effective November 1, 1992, Calumet, a wholly-owned subsidiary of the Company, acquired all of Exxon's leases in the field affected by this lawsuit. In order to address those counterclaims challenging the validity of certain oil and natural gas leases, which constitute approximately 10% of the lands underlying this unitized field, Calumet filed a motion to join Exxon as plaintiff in the subject lawsuit, which was granted July 29, 1994. In August 1994, the Hughes Group amended its counterclaim to add Calumet as a counter-defendant. No trial date has been set in this case. Exxon and Calumet have filed a motion to dismiss the counterclaims. The Court has not yet ruled on such motion. Calumet believes the counterclaim challenging the validity of certain oil and natural gas leases owned by Calumet to be without merit and intends to vigorously defend against such claim.

     The Company, in the ordinary course of business, is a claimant and/or a defendant in various other legal proceedings in which its exposure, individually and in the aggregate, is not considered material to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the executive officers of the Company is presented below. All executive officers hold office until their successors are elected and qualified.

Greg L. Armstrong, President and Chief Executive Officer      Officer Since 1981

     Mr. Armstrong, age 37, has been President, Chief Executive Officer and a director of the Company since 1992. He was President and Chief Operating Officer from October to December 1992, and Executive Vice President and Chief Financial Officer from June to October 1992. He was Senior Vice President and Chief Financial Officer from 1991 to June 1992, Vice President and Chief Financial Officer from 1984 to 1991, Corporate Secretary from 1981 to 1988, and Treasurer from 1984 to 1987.

William C. Egg, Jr., Senior Vice President                    Officer Since 1984

     Mr. Egg, age 44, has been Senior Vice President of the Company since 1991. He was Vice President-Corporate Development of the Company from 1984 to 1991 and Special Assistant-Corporate Planning from 1982 to 1984.

Cynthia A. Feeback, Controller and
Principal Accounting Officer                                  Officer Since 1993

     Ms. Feeback, age 38, has been Controller and Principal Accounting Officer of the Company since 1993. She was Controller of the Company from 1990 to 1993 and Accounting Manager from 1988 to 1990.

Phillip D. Kramer, Vice President, Chief Financial Officer
and Treasurer                                                 Officer Since 1987

     Mr. Kramer, age 40, has been Vice President and Chief Financial Officer of the Company since 1992. He was Vice President and Treasurer from 1988 to 1992, Treasurer from 1987 to 1988, and Controller from 1983 to 1987.

G. M. McCarroll, Vice President-Exploration and Land          Officer Since 1989

     Mr. McCarroll, age 38, became Vice President-Exploration and Land in February 1996. He had been Vice President-Land of the Company since 1989, except for the period of May through July 1991 when he was Vice President of a land development company in Lafayette, Louisiana. From 1988 to 1989 he was a consultant to the Company for acquisitions and land functions.

Michael R. Patterson, Vice President and General Counsel      Officer Since 1985

     Mr. Patterson, age 48, has been Vice President and General Counsel of the Company since 1985 and Corporate Secretary since 1988.

Harry N. Pefanis, Senior Vice President                       Officer Since 1988

     Mr. Pefanis, age 38, became Senior Vice President in February 1996. He had been Vice President-Products Marketing of the Company since 1988. From 1987 to 1988 he was Manager of Products Marketing. From 1983 to 1987 he was Special Assistant for Corporate Planning for the Company. Mr. Pefanis is also President of Plains Marketing & Transportation Inc., a wholly-owned subsidiary of the Company.

Mary O. Peters, Vice President - Administration and
Human Resources                                               Officer Since 1991

     Ms. Peters, age 47, has been Vice President-Administration and Human Resources since 1991. She was Manager of Office Administration of the Company from 1984 to 1991.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's $.10 par value common stock ("Common Stock") is listed and traded on the American Stock Exchange under the symbol "PLX." The number of stockholders of record of the Common Stock as of February 26, 1996, was 1,622.

     For the periods indicated below, the following table sets forth the range of high and low closing sales prices for the Common Stock as reported on the American Stock Exchange Composite Tape.

                                                   HIGH     LOW
                                                  ------  -------
     1995:
     1st Quarter................................ $ 7 5/8   $5 1/2
     2nd Quarter................................   9 3/4    7 5/8
     3rd Quarter................................  10 3/4    7 5/8
     4th Quarter................................   9        6 13/16

     1994:
     1st Quarter................................ $ 7       $5 3/8
     2nd Quarter................................   6 1/2    5 5/8
     3rd Quarter................................   7 7/8    5 3/4
     4th Quarter................................   6 3/4    5 3/8

     The Company has not paid cash dividends on shares of the Common Stock since the Company's inception and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company is prohibited by provisions of the indenture governing the issue of $100 million 12% Senior Subordinated Notes Due 1999 (the "12% Notes") and the Revolving Credit Facility from paying dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial information was derived from, and is qualified by reference to, the Consolidated Financial Statements of the Company, including the Notes thereto, appearing elsewhere in this Report. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                              YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------
                             1991          1992       1993          1994         1995
                             ----          ----       ----          ----         ----
                                   (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
 Oil and natural gas sales   $ 14,872      $ 38,400   $ 57,507      $  57,234    $ 64,080
 Marketing, transportation
  and storage                  64,434        93,838    128,186        199,239     339,826
 Other                            189           413        335            223         319
                             --------      --------   --------      ---------    --------
  Total revenue                79,495       132,651    186,028        256,696     404,225
                             --------      --------   --------      ---------    --------
Costs and expenses:
 Production expenses            3,466        19,329     28,285         27,220      30,256
 Purchases, transportation
  and storage                  63,200        92,107    124,390        193,049     333,460
 General and administrative     3,825         8,592      7,724          6,966       7,215
 Depreciation, depletion
  and amortization.........    18,581(1)     12,155     36,980 (2)     16,305      17,036
 Interest expense               3,251         3,776      8,847         12,585      13,606
 Provision for income taxes        45            --         --             --          --
                             --------      --------   --------      ---------    --------
  Total expenses               92,368       135,959    206,226        256,125     401,573
                             --------      --------   --------      ---------    --------
Net income (loss)            $(12,873)(1)  $ (3,308)  $(20,198)(2)  $     571    $  2,652
                             ========      ========   ========      =========    ========
Net income (loss) per
 common and common
 equivalent share..........  $  (1.59)     $   (.32)  $  (1.77)     $     .04    $    .16
Weighted average number of
 common and
 common equivalent shares       8,142        10,536     11,438         11,625      15,981

OTHER FINANCIAL DATA:
 Net cash provided by
  operating activities.....  $  6,145      $ 11,435   $ 10,397      $  18,369    $ 16,984
 Cash flow from operations
  (earnings before
  depreciation,
  depletion and
  amortization)              $  5,708      $  8,847   $ 16,782      $  16,876    $ 19,688
 EBITDA(3)                   $  9,004      $ 12,623   $ 25,629      $  29,461    $ 33,294


                                                  AS OF DECEMBER 31
                             ------------------------------------------------------------
                             1991          1992       1993          1994         1995
                             ----          ----       ----          ----         ----
BALANCE SHEET DATA:
 Cash and cash equivalents   $  3,388      $ 25,149   $  4,862 (4)  $   2,791(4) $  6,129
 Working capital (deficit)     (3,441)       13,065    (13,986)        (4,465)     (4,749)
 Property and equipment,
  net                          78,176       144,692    191,985        217,602     280,538
 Total assets                  96,754       199,093    236,667        266,904     352,046
 Long-term debt                42,173       100,000    141,600        149,600     205,089
 Other long-term
  liabilities                     324         2,506        967          3,754       1,547
 Redeemable preferred stock        --            --         --         20,937          --
 Total stockholders'
  equity, including
  non-redeemable
  preferred stock              34,135        63,333     44,997         46,462      77,029

---------------
(1) Includes a noncash charge of approximately $11 million related to a writedown of the capitalized costs of the Company's proved oil and natural gas properties as a result of unusually low seasonal gas prices at June 30, 1991.
(2) A large portion of the Company's reserve base is comprised of long-life oil properties that are sensitive to low crude oil prices. During the fourth quarter of 1993, crude oil prices declined significantly, with the posted price for WTI crude oil ending the year at $12.50 per Bbl, the lowest year-end oil price in the 13 years since U.S. crude oil prices were deregulated. Such low prices had an adverse affect on the quantities and Present Value of Proved Reserves at December 31, 1993, and led to a noncash charge of $20 million related to a writedown of the capitalized costs of the Company's proved oil and natural gas properties.

(3) EBITDA means earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is commonly used by debt holders and financial statement users as a measurement to determine the ability of an entity to meet its interest obligations. EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities.
(4) Includes restricted cash of $1.1 million and $1.5 million as of December 31, 1993 and 1994, respectively, attributable to compensating balance requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     For the three years ended December 31, 1995, the Company reported significant increases in proved reserves, production and cash flow from oil and natural gas producing activities. Such increases are primarily the result of the acquisition and subsequent exploitation of its LA Basin and Sunniland Trend Properties and the recent acquisition of the Illinois Basin Properties. These three core areas are comprised primarily of crude oil properties and together account for approximately 96% of the Company's year-end 1995 proved reserves. See Item 1, "Business--Acquisition and Exploitation--Current Exploitation Projects". See Note 9 to the accompanying Consolidated Financial Statements for pro forma information giving effect to the acquisition of the Illinois Basin Properties as if such transaction occurred on January 1, 1995.

RESULTS OF OPERATIONS

  Three years ended December 31, 1995

     During 1995 and 1994, the Company reported increases in total production, upstream gross margin and downstream gross margin while decreasing per unit general and administrative ("G&A") expenses. The Company reported net income of $2.7 million on total revenue of $404.2 million for the year ended December 31, 1995. This compares with net income of $571,000 in 1994 and a net loss of $20.2 million in 1993. Total revenue for 1994 and 1993 was $256.7 million and $186.0 million, respectively. The 1993 loss included a $20 million noncash charge related to the writedown of the net capitalized costs of the Company's proved oil and gas properties due to unusually low oil prices. The Company follows the full cost method of accounting which limits the net capitalized costs of proved oil and gas properties to the present value (discounted at 10%) of estimated future net cash flows after income taxes (the "Standardized Measure"). Due to the low oil price at December 31, 1993, such costs exceeded the Standardized Measure by approximately $20 million. At year-end 1995 and 1994, the Standardized Measure of the Company's proved reserves exceeded the book carrying cost by approximately $107.0 million and $54.0 million, respectively. However, the Commission's full cost accounting rules do not allow the Company to reinstate the $20.0 million book value written off in 1993.

     EBITDA increased 13% in 1995 to $33.3 million from the $29.5 million reported in 1994 and nearly 30% more than the $25.6 million reported in 1993. Cash flow from operations (earnings before depreciation, depletion and amortization) increased to $19.7 million in 1995, 17% above the $16.9 million and $16.8 million reported for 1994 and 1993, respectively. Net cash provided by operating activities was $17.0 million for the year ended December 31, 1995 as compared to $18.4 million for 1994 and $10.4 million in 1993. A large portion of the increase in 1994 over 1993 was attributable to proceeds received during 1994 from the sale of crude oil inventory that was purchased during 1993.

     The following table sets forth certain operating information of the Company for the periods presented:

                                     YEAR ENDED DECEMBER 31,
                                     ------------------------
                                     1995     1994       1993
                                     ----     ----       ----
                                      (IN THOUSANDS, EXCEPT
                                    PER UNIT DATA) (UNAUDITED)
AVERAGE DAILY PRODUCTION VOLUMES
 Barrels of oil:
  LA Basin........................     7.6      7.3        7.2
  Sunniland Trend.................     3.4      2.7        1.3
  Illinois Basin..................     0.6       --         --
  Other...........................     0.4      0.5        1.2
                                      ----     ----       ----
   Total..........................    12.0     10.5        9.7
                                      ====     ====       ====
 Mcf of natural gas:
  LA Basin........................     4.5      4.5        5.0
  Other...........................     3.1      5.3        6.4
                                      ----     ----       ----
   Total..........................     7.6      9.8       11.4
                                      ====     ====       ====
 Barrels of oil equivalent:
  LA Basin........................     8.4      8.1        8.0
  Sunniland Trend.................     3.4      2.7        1.3
  Illinois Basin..................     0.6       --         --
  Other...........................     0.9      1.3        2.3
                                      ----     ----       ----
   Total..........................    13.3     12.1       11.6
                                      ====     ====       ====

AVERAGE SALES PRICE
 Per barrel of oil................  $13.99   $13.65     $14.34
                                    ======   ======     ======
 Per Mcf of natural gas...........   $1.02    $1.37      $1.56
                                     =====    =====      =====

UNIT ECONOMICS
 Average sales price per BOE......  $13.24   $12.92     $13.52
 Production expenses per BOE......    6.25     6.15       6.65
                                    ------   ------     ------
 Gross margin per BOE.............    6.99     6.77       6.87
 Upstream G&A expenses per BOE....     .99     1.04       1.34
                                    ------   ------     ------
 Gross profit per BOE.............  $ 6.00   $ 5.73     $ 5.53
                                    ======   ======     ======

     Oil and natural gas production volumes totaled 4.8 million BOE in 1995, a 9% increase over 1994's level of 4.4 million BOE and a 21% increase over the 1993 base level of 4.0 million BOE. The base level production for 1993 excludes approximately 263,000 BOE associated with a marginal property disposed of in late 1993 and not previously included in the Company's proved reserves. Oil production increased by 14% to 4.4 million Bbls from 1994's level of 3.8 million Bbls and 33% over the 1993 base level of 3.3 million Bbls. In 1992, the Company increased its focus on mature but underdeveloped crude oil producing properties. As a result of this increased focus on crude oil properties and normal production declines in the Company's Gulf Coast properties, natural gas production declined by 22% to 2.8 Bcf in 1995 as compared to 3.6 Bcf in 1994. Natural gas production was 4.2 Bcf in 1993.

     Primarily as a result of increased production volumes from the Company's acquisition and exploitation activities, oil and natural gas revenues increased to $64.1 million in 1995 as compared to $57.2 million in 1994 and $57.5 million in 1993. The Company routinely seeks to manage its exposure to commodity prices through the prudent use of hedges, primarily through long-term fixed price arrangements or financial swaps. During the three years ended December 31, 1995, the majority of the Company's crude oil production was sold under such arrangements. The average oil price received for the year ended December 31, 1995, which is an average of prices received under fixed and floating price sales arrangements, was $13.99 per Bbl, approximately 3% more than the $13.65 per Bbl received in 1994 and 2% less than the $14.34 received in 1993. The Company's average natural gas price received was $1.02 per Mcf during 1995, down 26% from the $1.37 per Mcf received in 1994 and 35% below the $1.56 per Mcf received in 1993. The Company's oil and natural gas production yields lower product prices than benchmark NYMEX prices due to location and quality differentials. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing prices. Such transactions had the effect of decreasing the overall average price per BOE by $.19 in 1995 and increasing the average price by $.16 and $.18 for 1994 and 1993, respectively. During 1995, the Company's unit gross margin (gross margin per BOE) and unit gross profit averaged $6.99 per BOE ($1.17 per MCFE) and $6.00 per BOE ($1.00 per MCFE), respectively.

     Marketing, transportation, storage and terminalling activities generated gross margin (total revenues less purchases, transportation and storage and terminalling costs) of $6.4 million on total revenues of $339.8 million as compared to 1994's gross margin of $6.2 million on total revenues of $199.2 million. Gross margin totaled $3.8 million on total revenues of $128.2 million for 1993. The trend of increased revenues and associated gross margin is reflective of increases in the quantity of crude oil marketed on behalf of other producers and premium resale markets made available by the Cushing Terminal. Gross margin for 1994 included approximately $1.5 million of income resulting from the occurrence of a contango crude oil futures market generated principally during the first half of the year when third party storage and terminalling operations, the Company's fundamental downstream business activity, were commencing. A contango crude oil futures market exists when the futures price of a subsequent month exceeds the price of a prior month. Such market allows the Company to simultaneously purchase and sell crude oil and lock-in a profit. The Cushing Terminal provides the mechanism to capitalize on a contango market due to the ability to receive, store and redeliver crude oil. The Company expects its downstream activities to continue to increase.

     During 1995, the Company continued its trend of reducing unit production and unit G&A expenses on properties held throughout the year. Excluding the fourth quarter impact of the Illinois Basin Acquisition, unit production expenses decreased 3% to $5.97 per BOE as compared to $6.15 per BOE in 1994 and were 10% below 1993's unit production expenses of $6.65 per BOE. These decreases are attributable to improved operating and cost control practices implemented by the Company and increased production volumes as well as to the disposition of certain properties. Including the impact of the Illinois Basin Properties, unit production expenses were $6.25 per BOE during 1995. For the two months of operations included in 1995's results, unit production expenses for the Illinois Basin Properties averaged $12.00 per BOE. The Illinois Basin Properties were operated by Marathon during such period. An integral component of the Company's plan of exploitation for this property is a significant reduction in unit production expenses. The Company assumed operations from Marathon on January
1, 1996. Total production expenses increased 11% to $30.3 million in 1995 as compared to $27.2 million in 1994. Total production expenses were $28.3 million in 1993.

     In the Company's upstream segment, unit G&A expenses decreased for the third consecutive year totaling $.99 per BOE for 1995, down 5% as compared to $1.04 per BOE in 1994 and 26% below the level in 1993 of $1.34 per BOE. These reductions are directly attributable to the Company's ongoing cost reduction and cost control efforts and increased production levels. Downstream G&A expenses for 1995 and 1994 were relatively constant at $2.4 million for each period while downstream G&A expenses for 1993 totaled approximately $2.0 million. The increase in G&A expenses over the 1993 level was attributable to the continued expansion of the Company's marketing and terminalling activities. Combined G&A expenses for both the upstream and downstream activities totaled $7.2 million, $7.0 million and $7.7 million in 1995, 1994 and 1993, respectively.

     DD&A per BOE was approximately $3.02 in 1995 as compared to $3.17 in 1994 and $3.57 in 1993 (excluding the $20 million noncash writedown in 1993 in the carrying costs of the Company's oil and natural gas properties). Primarily as a result of increased production levels, total DD&A for the year ended December 31, 1995 was $17.0 million, up 4% as compared to $16.3 million in 1994 and relatively constant with 1993's level of $17.0 million (excluding the noncash writedown).

     Interest expense, net of capitalized interest, for 1995 increased to $13.6 million as compared to $12.6 million in 1994 and $8.8 million in 1993, primarily due to higher borrowing levels related to the Company's acquisition, exploitation, development and exploration activities. In addition, interest capitalization decreased in 1994 following the completion of the Cushing Terminal, resulting in a corresponding increase in interest expense for 1994. During 1993, 1994 and 1995, the Company capitalized $4.3 million, $2.7 million and $3.1 million of interest, respectively.

     The Company has a deferred tax asset of approximately $18.3 million at December 31, 1995. The realization of the tax asset is dependent on the Company's ability to generate taxable earnings in future periods. A valuation allowance for such amount has been recorded to reflect the estimated amount of the deferred tax asset which may not be realized due to the expiration of a portion of the Company's tax net operating loss ("NOL") and tax credit carryforwards. Future realization of the tax asset will be affected by recent additions to the Company's oil and gas reserves and the resulting increases in anticipated future income. Management is currently reassessing the ability to realize a portion of such asset based on these reserve additions.

     Although the Company recorded net income for 1995 and 1994, no provision for income taxes was reflected but rather the valuation allowance discussed above was adjusted.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

     The Company has historically relied on working capital generated by cash flow from operating activities, various types of debt financing and proceeds from the sale of preferred and common stock to finance its capital expenditures. The Company believes that it has the available capital resources to fund its obligations and planned capital expenditures. The Company currently estimates that its 1996 capital expenditures excluding acquisitions will aggregate approximately $48 million, approximately $40 million of which will be spent on exploitation and development activities, $5 million of which will be spent on exploration activities and the remaining $3 million of which will be spent on other capital projects, primarily to expand downstream activities. A substantial portion of these planned capital expenditures are discretionary and actual expenditures may vary based on crude oil and natural gas prices, results from geological and geophysical studies and drilling operations. In addition, the Company intends to continue to pursue the acquisition of underdeveloped producing properties.

     The Company has a $75 million revolving credit facility (the "Revolving Credit Facility") with a group of five banks (the "Lenders"). In December 1995, the Revolving Credit Facility and borrowing base thereunder was increased to $75 million from $65 million. The Revolving Credit Facility is secured by the oil and natural gas properties of the Company and is guaranteed by all of the Company's subsidiaries other than PMCT, Inc. ("PMCT"), which guarantees are secured by all of the oil and natural gas properties of the Company and its subsidiaries (except Plains Illinois Inc. ("Plains Illinois"), the subsidiary which holds the Illinois Basin Properties) and the stock of all guaranteeing subsidiaries. The Cushing Terminal is not pledged as security for any of the Company's debt. The Revolving Credit Facility is subject to borrowing base availability as determined from time to time by the Lenders in good faith, in the exercise of the Lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for oil and natural gas loans to borrowers similar to the Company. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The Company incurs a commitment fee of 1/2% per annum on the unused portion of the borrowing base. The Revolving Credit Facility converts to a term loan on October 1, 1997, with a final maturity of April 1, 1998. Indebtedness of up to $65 million under the Revolving Credit Facility bears interest at the option of the Company at (i) LIBOR plus 2% or (ii) the higher of the Base Rate plus 5/8% and the federal funds rate plus 1-1/8%. Indebtedness in excess of $65 million under the Revolving Credit Facility bears interest at an additional 1/2% through December 31, 1996, and an additional 1% thereafter. At December 31, 1995, outstanding borrowings under the Revolving Credit Facility were $56 million. An additional $1 million was reserved against the issuance of a standby letter of credit.

     Plains Illinois established the Illinois Basin Acquisition Indebtedness to fund the acquisition of the Illinois Basin Properties. The Illinois Basin Acquisition Indebtedness has a final maturity of December 22, 1999, with monthly payments of interest and principal required from 85% of Field Level Net Revenues. Field Level Net Revenues are defined as revenues derived from the sale of production from the Illinois Basin Properties less a predefined amount of production expenses equal to the Company's original projections of such expenses or actual production expenses, whichever are less, on a monthly basis. The Illinois Basin Acquisition Indebtedness bears interest at LIBOR plus 2% through September 30, 1996, and LIBOR plus 3%, thereafter. The Company has entered into a one year interest rate swap agreement with INCC, one of the lending banks, to fix the LIBOR portion of the interest rate at 5.35%.

     The Illinois Basin Acquisition Indebtedness is secured by a first lien on the Illinois Basin Properties and is guaranteed by the Company. The Illinois Basin Acquisition Indebtedness contains covenants which, among other things prohibit (i) Plains Illinois from making certain loans and investments and (ii) the incurrence of additional indebtedness by Plains Illinois.

     The Company intends to sell privately $150 million in principal amount of senior subordinated notes due 2006 (the "Notes"). The Company anticipates that such sale (the "Offering"), if consummated, would be completed in March 1996. The net proceeds to the Company from the sale of the Notes are estimated to be $145.8 million after deducting expenses of the transaction. An aggregate $106 million of such net proceeds will be used to redeem all of the 12% Notes at 106% of the $100 million principal amount outstanding. The remaining $39.8 million together with an additional $2.2 million to be borrowed under the Company's Revolving Credit Facility will be used to retire the Illinois Basin Acquisition Indebtedness.

     As of February 26, 1996, the Company had $58 million outstanding under the Revolving Credit Facility and approximately $42 million outstanding under the Illinois Basin Acquisition Indebtedness. Subsequent to the Offering and in order to fully retire the Illinois Basin Acquisition Indebtedness, the Company will increase the amount outstanding under the Revolving Credit Facility by $2.2 million. After the Offering, and in accordance with a commitment letter from INCC, the Company intends to increase the Revolving Credit Facility to $125 million, to secure the Revolving Credit Facility with all of the Company's oil and natural gas properties and to cause all of the Company's principal subsidiaries to guarantee the Revolving Credit Facility. As so modified, the Revolving Credit Facility will bear interest at LIBOR plus 1.75% per annum, will convert to a term loan two years after the date of modification and will be repayable in equal quarterly installments for five years following the conversion to a term loan. Final maturity of the Revolving Credit Facility will be seven years after the date of modification.

     During 1995, the Company's marketing subsidiary established an $80 million uncommitted secured demand transactional line of credit (the "Transactional Facility") with three banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The Transactional Facility is secured by all of the assets of the marketing subsidiary and is guaranteed by the Company. The Company's guarantee is secured by a $1 million standby letter of credit issued on behalf of the Company. At December 31, 1995, approximately $49.1 million in letters of credit were outstanding under the Transactional Facility.

     PMCT has established a $20 million sublimit (the "Sublimit") within the Transactional Facility for standby letters of credit and borrowings to finance crude oil purchased in connection with operations at the Company's crude oil terminal and storage facility in Cushing, Oklahoma. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. Standby letters of credit and borrowings under the Sublimit are secured by all of the assets of PMCT and are recourse only to the subsidiary. At December 31, 1995, no letters of credit or borrowings were outstanding under the Sublimit. Letters of credit under the Transactional Facility are issued for up to seventy day periods and bear fees of 1.5% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate plus 5/8% or (ii) LIBOR plus 2%.
All financings under the Transactional Facility, which expires in August 1996, are at the discretion of the lenders. Aggregate cash borrowings by both subsidiaries are limited to $20 million.

     On May 25, 1995, all outstanding shares of the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), including accrued dividends, were converted into approximately 3.6 million shares of Common Stock. The Series C Preferred Stock was sold in a private placement for net proceeds of approximately $20 million in 1994. Proceeds of the placement were used to retire an $11.5 million bridge loan, incurred to acquire an approximate 50% working interest in the Sunniland Trend Properties in 1994, to fund exploitation of such properties and to reduce the amount outstanding on the Revolving Credit Facility.

     At December 31, 1995, the Company had a working capital deficit of approximately $4.7 million compared to a deficit of $4.5 million at December 31, 1994. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.

  Changing Oil and Natural Gas Prices

     The Company is heavily dependent on crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. For 1996, the Company has committed an average of approximately 8,500 Bbls of oil per day to fixed price arrangements that expire at various times throughout 1996. Such arrangements represent approximately 55% of the Company's average daily oil production for 1995 pro forma for the Illinois Basin Acquisition and partially mitigate the adverse impact of potential oil price declines on the Company's operating results. The Company enters into hedging arrangements which provide for settlement based on index prices that correlate directly to that being received for its physical delivery of its crude oil production. Accordingly, the Company's current crude oil hedges do not expose the Company to various basis risk differentials that exist in the crude oil market. Management intends to continue to maintain hedging arrangements for a significant portion of its production. Such contracts may expose the Company to the risk of financial loss in certain circumstances. See
Item 1, "Business--Product Markets and Major Customers".

  Investing Activities

     Net cash flows used in investing activities were $64.4 million, $40.2 million and $76.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. Included in such amounts are payments, net of cash received from property sales and reimbursements from partners, for acquisition, exploration and development costs of $63.9 million, $39.6 million and $52.8 million for the same periods, respectively. Such payments for 1995 include $45.0 million related to the cash portion of the acquisition of the Illinois Basin Properties and for 1994 include approximately $12.4 million related to the cash portion of the acquisition of the Sunniland Trend Properties. The Company expended $1.1 million, $2.1 million and $23.6 million in 1995, 1994 and 1993, respectively, for other property additions, primarily attributable to the Cushing Terminal which was completed in December 1993. The total cost of the Cushing Terminal, including land acquisition, engineering and environmental studies, construction-phase interest, pipeline interconnects and an oversized manifold and pumping system that was designed and constructed to accommodate ten million barrels of storage, was approximately $30.9 million.

  Financing Activities

     Net cash provided by financing activities amounted to $52.3 million, $19.3 million and $44.7 million for 1995, 1994, and 1993, respectively. Aggregate proceeds from long-term borrowings for these same years were $83.6 million, $70.0 million and $72.2 million, respectively, while payments of long-term debt were $30.7 million, $60.5 million and $36.6 million for the respective periods. The Illinois Basin Acquisition Indebtedness of $42 million is included in aggregate proceeds for 1995. Remaining long-term debt activity is primarily related to advances received and payments made on the Revolving Credit Facility. Financing activities during 1994 and 1993 include net payments and receipts from short-term borrowings of $9.6 million related to the Transactional Facility. Such amounts were borrowed to finance the purchase of crude oil inventory in 1993 which was sold in 1994. Financing activities include proceeds from the sale of capital stock of $869,000, $20.6 million and $803,000 in

1995, 1994 and 1993, respectively. The 1994 proceeds were primarily from the issuance of the Series C Preferred Stock.

  Commitments

     Under the amended terms of the asset purchase agreement between Stocker and Chevron, commencing with the year beginning January 1, 2000, and each year thereafter, Stocker is required to plug and abandon 20% of the then remaining inactive wells, which currently aggregate approximately 270. To the extent the Company elects not to plug and abandon the number of required wells, the Company is required to escrow an amount equal to the greater of $25,000 per well or the actual average plugging cost per well in order to provide for the future plugging and abandonment of such wells. In addition, Stocker is required to expend a minimum of $600,000 per year in each of the ten years beginning January 1, 1996, and $300,000 per year in each of the succeeding five years to remediate oil contaminated soil from existing well sites, provided there are remaining sites to be remediated. In the event Stocker does not expend the required amounts during a calendar year, Stocker is required to contribute an amount equal to 125% of the actual shortfall to an escrow account. Stocker may withdraw amounts from such escrow account to the extent it expends excess amounts in a future year.

     Although the Company obtained environmental studies on its properties in the LA Basin, Sunniland Trend and Illinois Basin and the Company believes that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for approximately 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations. In connection with the purchase of the LA Basin Properties, Stocker received a limited indemnity from Chevron for certain conditions if they violate applicable local, state and federal environmental laws and regulation in effect on the date of such agreement. While the Company believes that it does not have any material obligations for operations conducted prior to Stocker's acquisition of the properties from Chevron, other than its obligation to plug existing wells and those normally associated with customary oil field operations of similarly situated properties, there can be no assurance that current or future local, state or federal rules and regulations will not require it to spend material amounts to comply with such rules and regulations or that any portion of such amounts will be recoverable under the Chevron indemnity.

     Consistent with normal industry practices, substantially all of the Company's oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. The Company has estimated that the costs to perform these tasks is approximately $14 million, net of salvage value and other considerations. Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization. Results from operations for 1995, 1994 and 1993 include $1.0 million, $1.1 million and $1.8 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in the accompanying Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be provided in this item is included in the Consolidated Financial Statements of the Company, including the Notes thereto, attached hereto as pages F-1 to F-22 and such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure with the Company's independent accountants.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company will be included in the proxy statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 1995, and is incorporated herein by reference. Information with respect to the Company's executive officers is presented in Part I, Item 4 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information, if any, regarding beneficial ownership of the Common Stock will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding Certain Relationships and Related Transactions will be included in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  (1)  FINANCIAL STATEMENTS

            The financial statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" on Page F-1 hereof.

       (2)  EXHIBITS

              2(a) - Purchase and Sale Agreement dated October 31, 1995, between
                     Marathon and Crete, as amended by that certain Amendment dated December 4, 1995, among Marathon, Plains Resources Inc. and Plains Illinois Inc. (incorporated by reference to
                     Exhibit 2.1 to Form 8-K dated January 4, 1996.)
              2(b) - Credit Agreement dated December 22, 1995, between Plains
                     Illinois Inc. and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 4, 1996.)

           3(a)   - Second Restated Certificate of Incorporation of the Company.
           3(b)   - Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
           4(a)   - Specimen Common Stock Certificate (incorporated by
                    reference to Exhibit 4 to the Company's Form S-1 Registration Statement (Reg. No. 33-33986)).
           4(b)   - Form of Indenture dated as of October 1, 1992, between the
                    Company and Ameritrust Texas National Association, as the Trustee (incorporated by reference to Exhibit 4 to
                    Amendment No. 3 to Form S-3 Registration statement (Reg.
                    No. 33-50572)).
           4(c)   - Purchase Agreement for Stock Warrant dated May 16, 1994, between Plains Resources Inc. and Legacy Resources, Co., L.P. (incorporated by reference to Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994).
           10(a)  - Second Amended and Restated Credit Agreement dated as of
                    February 11, 1994, between Internationale Nederlanden
                    (U.S.) Capital Corporation (incorporated by reference to Exhibit (10a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993) (the "Second Restated Credit Agreement").
           10(b)* - Employment Agreement dated as of March 1, 1993, between the
                    Company and Greg L. Armstrong (incorporated by reference to
                    Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
           10(c)* - The Company's 1991 Management Options (incorporated by reference to Exhibit 4.1 to the Company's S-8 Registration Statement (Reg. No. 33-43788)).
           10(d)* - The Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's S-8 Registration Statement (Reg. No. 33-48610)).
           10(e)* - The Company's 401(K) Plan (incorporated by reference to
                    Exhibit 10(i) to the Company's Form S-1 Registration Statement (Reg. No. 33-43859)).
           10(f)  - Restructure Agreement dated February 25, 1991, among The
                    Aetna Casualty and Surety Company, Aetna Life Insurance Company and the Company (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).
           10(g)  - Amended and Restated Agreement of Limited Partnership of
                    Plains Gulf Coast Limited Partnership dated February 25, 1991, (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).
           10(h) - First Amendment to Second Restated Credit Agreement dated as of September 15, 1994.

                     (incorporated by reference to Exhibit 10(k) to
                     the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).
            10(i)  - Second Amendment to Second Amended and Restated Credit
                     Agreement dated as of January 25, 1995, (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
            10(j) - Third Amendment to Second Restated Credit Agreement dated as of June 12, 1995, (incorporated by reference to Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the calendar quarter ended June 30, 1995).
            10(k)  - Fourth Amendment to Second Restated Credit Agreement dated as of August 22, 1995, (incorporated by reference to
                     Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the calendar quarter ended September 30, 1995).
            10(l)  - Fifth Amendment to the Second Restated Credit Agreement
                     dated as of December 20, 1995.
            10(m)  - Uncommitted Secured Transactional Line of Credit Facility
                     letter agreement dated as of August 23, 1995, between Plains Marketing & Transportation Inc. and Internationale Nederlanden (U.S.) Capital Corporation.
            10(n)  - Uncommitted Secured Transactional Line of Credit Facility
                     letter agreement dated as of August 23, 1995 between PMCT Inc. and Internationale Nederlanden (U.S.) Capital Corporation.
            11(a)  - Statement regarding computation of per share earnings for the year ended December 31, 1995.
            11(b)  - Statement regarding computation of per share earnings for the year ended December 31, 1994.
            11(c)  - Statement regarding computation of per share earnings for the year ended December 31, 1993.
            21     - Subsidiaries of the Company.
            23     - Consent of Price Waterhouse LLP.
            27     - Financial Data Schedule.

*A management contract or compensation plan.
______________

     (b)  REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K dated December 22, 1995, as amended by Amendment No. 1 thereto on Form 8-K/A reporting under Item 2 thereof the acquisition of the Illinois Basin Properties. Such Current Report included the following financial statements:

               AUDITED FINANCIAL STATEMENTS

               Report of Independent Accountants
               Statement of Revenues and Direct Operating Expenses for the years ended December 31, 1992, 1993, and 1994, and the nine month periods ended September 30, 1994 and 1995
               Notes to Statement of Revenues and Direct Operating Expenses

              PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

              Pro Forma Financial Information
              Pro Forma Condensed Consolidated Balance Sheet as of September 30,
                  1995
              Pro Forma Condensed Consolidated Statement of Operations for the
                  year ended December 31, 1994
              Pro Forma Condensed Consolidated Statement of Operations for the
                  nine months ended September 30, 1995
              Notes to Pro Forma Condensed Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PLAINS RESOURCES INC.



Date: March 4, 1996             By: /s/ Phillip D. Kramer
                                    --------------------------------------------
                                    Phillip D. Kramer, Vice President and
                                    Chief Financial Officer (Principal Financial
                                      Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 4, 1996             By: /s/ Greg L. Armstrong
                                    --------------------------------------------
                                    Greg L. Armstrong, President,
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)



Date: March 4, 1996             By: /s/ Robert A. Bezuch
                                    --------------------------------------------
                                    Robert A. Bezuch, Director



Date: March 4, 1996             By: /s/ Tom H. Delimitros
                                    --------------------------------------------
                                    Tom H. Delimitros, Director



Date: March 4, 1996             By: /s/ Cynthia A. Feeback
                                    --------------------------------------------
                                    Cynthia A. Feeback, Controller and Principal
                                    Accounting Officer (Principal Accounting
                                      Officer)



Date: March 4, 1996             By: /s/ William M. Hitchcock
                                    --------------------------------------------
                                    William M. Hitchcock, Director

Date: March 4, 1996             By: /s/ Phillip D. Kramer
                                    --------------------------------------------
                                    Phillip D. Kramer, Vice President and Chief
                                    Financial Officer (Principal Financial
                                    Officer)



Date: March 4, 1996             By: /s/ Dan M. Krausse
                                    --------------------------------------------
                                    Dan M. Krausse, Chairman of the Board and
                                    Director



Date: March 4, 1996             By: /s/ John H. Lollar
                                    --------------------------------------------
                                    John H. Lollar, Director



Date: March 4, 1996             By: /s/ D. Irving Obrow
                                    --------------------------------------------
                                    D. Irving Obrow, Director



Date: March 4, 1996             By: /s/ Robert V. Sinnott
                                    --------------------------------------------
                                    Robert V. Sinnott, Director



Date: March 4, 1996             By: /s/ J. Taft Symonds
                                    --------------------------------------------
                                    J. Taft Symonds, Director


     The Annual Report to Stockholders of the Company for the year ended December 31, 1995, and the proxy statement relating to the annual meeting of stockholders will be furnished to stockholders subsequent to the filing of this Annual Report on Form 10-K. Such documents have not been mailed to stockholders as of the date of this report.

                                                                            PAGE
                                                                            ----
PLAINS RESOURCES INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:
 Report of Independent Accountants                                           F-2
 Consolidated Balance Sheets as of December 31, 1995 and 1994                F-3
 Consolidated Statements of Operations for the years ended
   December 31, 1995, 1994 and 1993                                          F-4
 Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993                                          F-5
 Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1995, 1994 and 1993                      F-6
 Notes to Consolidated Financial Statements                                  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Plains Resources Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plains Resources Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
Houston, Texas
February 22, 1996

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                DECEMBER 31,
                                                                            ---------------------
                                                                              1995        1994
                                                                            ---------   ---------
                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $   6,129   $   1,291
Restricted cash                                                                    --       1,500
Accounts receivable                                                            51,632      32,306
Inventory                                                                       5,120       5,525
Prepaids and other                                                                751       1,064
                                                                            ---------   ---------
Total current assets                                                           63,632      41,686
                                                                            ---------   ---------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
      Subject to amortization                                                 328,712     265,123
      Not subject to amortization                                              48,795      35,779
Downstream assets, primarily crude oil terminal and storage facility           32,788      32,266
Other property and equipment                                                    7,789       6,090
                                                                            ---------   ---------
                                                                              418,084     339,258
Less allowance for depreciation, depletion and amortization                  (137,546)   (121,656)
                                                                            ---------   ---------

                                                                              280,538     217,602
                                                                            ---------   ---------

OTHER ASSETS                                                                    7,876       7,616
                                                                            ---------   ---------

                                                                            $ 352,046   $ 266,904
                                                                            =========   =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                              $  56,573   $  36,282
Interest payable                                                                3,977       3,617
Royalties payable and drilling advances                                         6,364       4,702
Notes payable and other current obligations                                     1,467       1,550
                                                                            ---------   ---------

Total current liabilities                                                      68,381      46,151

BANK DEBT                                                                      98,000      45,100
SUBORDINATED DEBT                                                             100,000     100,000
OTHER LONG-TERM DEBT                                                            7,089       4,500
OTHER LONG-TERM LIABILITIES                                                     1,547       3,754
                                                                            ---------   ---------

                                                                              275,017     199,505
                                                                            ---------   ---------

SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK,
   STATED AT LIQUIDATION PREFERENCE                                                --      20,937
                                                                            ---------   ---------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
   AND OTHER STOCKHOLDERS' EQUITY
Preferred stock, stated at liquidation preference                                  --         481
Common stock, $.10 par value, 50,000,000 shares authorized; issued and outstanding 16,178,670 shares at December 31, 1995, and 11,593,457
 shares at December 31, 1994                                                    1,618       1,159
Additional paid-in capital                                                    118,090      89,274
Accumulated deficit                                                           (42,679)    (44,452)
                                                                            ---------   ---------

                                                                               77,029      46,462
                                                                            ---------   ---------

                                                                            $ 352,046   $ 266,904
                                                                            =========   =========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1995      1994       1993
                                                                --------  --------  ----------
REVENUE
Oil and natural gas sales                                       $ 64,080  $ 57,234   $ 57,507
Marketing, transportation and storage                            339,826   199,239    128,186
Interest and other income                                            319       223        335
                                                                --------  --------   --------

                                                                 404,225   256,696    186,028
                                                                --------  --------   --------

EXPENSES
Production expenses                                               30,256    27,220     28,285
Purchases, transportation and storage                            333,460   193,049    124,390
General and administrative                                         7,215     6,966      7,724
Depreciation, depletion and amortization                          17,036    16,305     16,980
Reduction of carrying cost of oil and natural gas properties          --        --     20,000
Interest expense                                                  13,606    12,585      8,847
                                                                --------  --------   --------

                                                                 401,573   256,125    206,226
                                                                --------  --------   --------

NET INCOME (LOSS)                                               $  2,652  $    571   $(20,198)
                                                                ========  ========   ========

Net income (loss) per common
  and common equivalent share                                       $.16      $.04     $(1.77)
                                                                ========  ========   ========

Weighted average number of common
  and common equivalent shares                                    15,981    11,625     11,438
                                                                ========  ========   ========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           1995       1994        1993
                                                                         ---------  ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $  2,652   $    571    $(20,198)
Items not affecting cash flows from
 operating activities:
 Depreciation, depletion and amortization                                  17,036     16,305      16,980
 Reduction of carrying cost of oil and natural gas properties                  --         --      20,000
Change in assets and liabilities resulting from operating activities:
 Accounts receivable                                                      (18,598)   (17,578)      2,010
 Inventory                                                                    405      8,050     (12,486)
 Prepaids and other                                                           106       (115)        389
 Accounts payable and other current liabilities                            14,133     11,119       1,231
 Interest payable                                                             347        503         357
 Royalties payable                                                            903       (486)      2,114
                                                                         --------   --------    --------

Net cash provided by operating activities                                  16,984     18,369      10,397
                                                                         --------   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received for the sale of oil and gas properties                        7,355        314          --
Payment for acquisition, exploration and development costs                (71,250)   (39,885)    (52,826)
Payment for additions to other property and assets                         (1,120)    (2,130)    (23,625)
Proceeds from escrow account                                                  617      1,543          --
                                                                         --------   --------    --------

Net cash used in investing activities                                     (64,398)   (40,158)    (76,451)
                                                                         --------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                               83,550     70,000      72,166
Proceeds from short-term debt                                                  --     10,576      12,682
Proceeds from sale of capital stock, options and warrants                     869     20,641         803
Principal payments of long-term debt                                      (30,650)   (60,500)    (36,566)
Principal payments of short-term debt                                          --    (20,214)     (3,044)
Payment of other long-term liabilities                                     (2,080)      (136)        (83)
Other                                                                         563     (1,070)     (1,270)
                                                                         --------   --------    --------

Net cash provided by financing activities                                  52,252     19,297      44,688
                                                                         --------   --------    --------

Net increase (decrease) in cash and cash equivalents                        4,838     (2,492)    (21,366)
Cash and cash equivalents, beginning of year                                1,291      3,783      25,149
                                                                         --------   --------    --------

Cash and cash equivalents, end of year                                   $  6,129   $  1,291    $  3,783
                                                                         ========   ========    ========

                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                       $1.30 CUMULATIVE                ADDITIONAL
                                                         CONVERTIBLE                     PAID-IN   ACCUMULATED
                                                       PREFERRED STOCK   COMMON STOCK    CAPITAL     DEFICIT
                                         --------------------------------------------  ----------- -----------
                                          SHARES    AMOUNT     SHARES       AMOUNT
                                         ---------  -------  ----------  ------------
BALANCE AT DECEMBER 31, 1992               48,770    $ 488   11,211,513     $1,121       $ 85,189   $(23,465)

Conversion of $1.30 Cumulative
 Convertible Preferred Stock                 (700)      (7)         620          2              6         --

Capital stock issued in
 connection with an acquisition                --       --      215,137         21          1,111         --

Capital stock issued upon exercise of
 options and other                             --       --      139,743         13            905         --

Dividends on $1.30 Cumulative
 Convertible Preferred Stock                   --       --           --         --             --       (189)

Net loss for the year                          --       --           --         --             --    (20,198)
                                         --------   ------   ----------     ------       --------   --------
BALANCE AT DECEMBER 31, 1993               48,070      481   11,567,013      1,157         87,211    (43,852)

Warrant issued in connection
  with an acquisition                          --       --           --         --          2,000         --

Preferred stock dividends                      --       --           --         --             --     (1,171)

Capital stock issued upon exercise
  of options and other                         --       --       26,444          2             63         --

Net income for the year                        --       --           --         --             --        571
                                         --------   ------   ----------     ------       --------   --------
BALANCE AT DECEMBER 31, 1994               48,070      481   11,593,457      1,159         89,274    (44,452)

Preferred stock dividends                      --       --           --         --             --       (879)

Redemption of $1.30 Cumulative
 Convertible Preferred Stock              (48,070)    (481)          --         --             --         --

Conversion of Preferred Stock                  --       --    3,628,125        363         21,406         --

Issuance of common stock in
  connection with an acquisition               --       --      798,143         80          6,447         --

Capital stock issued upon exercise
  of options and other                         --       --      158,945         16            963         --

Net income for the year                        --       --           --         --             --      2,652
                                         --------   ------   ----------     ------       --------   --------
BALANCE AT DECEMBER 31, 1995                   --   $  --    16,178,670     $1,618       $118,090   $(42,679)
                                         ========   ======   ==========     ======       ========   ========

                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ACCOUNTING POLICIES
-----------------------------

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of Plains Resources Inc. (the "Company"), and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

     The Company is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas and the marketing, transportation,terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in the Los Angeles Basin of California (the "LA Basin"), the Sunniland Trend of South Florida (the "Sunniland Trend"), the Illinois Basin and the Gulf Coast area of Louisiana.
Its downstream marketing activities are concentrated in Oklahoma, where it owns a two million barrel, above ground crude oil terminalling and storage facility (the "Cushing Terminal"), Texas and the Gulf Coast area of Louisiana.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments.

INVENTORY

     Crude oil inventory is carried at the lower of cost, as adjusted for deferred hedging gains and losses, or market value using an average cost method. Materials and supplies inventory is stated at the lower of cost or market with cost determined on a first-in, first-out method.

OIL AND NATURAL GAS PROPERTIES

     The Company follows the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Such costs include internal general and administrative costs such as payroll and related benefits and costs directly attributable to employees engaged in acquisition, exploration and development activities. General and administrative costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs along with the Company's estimate of future development and abandonment costs, net of salvage values and other considerations, are amortized to expense by the unit-of-production method using engineers' estimates of unrecovered proved oil and natural gas reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and natural gas properties not subject to amortization and in the process of development. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized.

     Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated present value of oil and natural gas reserves reduced by future operating expenses, development expenditures and abandonment costs (net of salvage values), and income taxes (the "Standardized Measure") (see Note 15).

OTHER PROPERTY AND EQUIPMENT

     Other property and equipment is recorded at cost. Acquisitions, renewals, and betterments are capitalized; maintenance and repairs are expensed. Depreciation on the Cushing Terminal is provided using the straight-line method over an estimated useful life of forty years; other property and equipment is also depreciated using the straight-line method over estimated useful lives of three to seven years. Approximately $1.6 million of interest was capitalized during 1993 in connection with the construction of the Cushing Terminal.

DEBT ISSUE COSTS

     Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Debt issue costs, net of accumulated amortization, as of December 31, 1995 and 1994, in the amount of $3.4 million and $4.2 million, respectively, are included in "Other Assets" in the accompanying Consolidated Balance Sheets.

FEDERAL AND STATE INCOME TAXES

     Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

MARKETING AND TRANSPORTATION

     The Company's marketing activities are conducted through its wholly-owned subsidiary, Plains Marketing & Transportation Inc. ("Plains Marketing"). Plains Marketing markets principally crude oil of third party producers as well as crude oil and natural gas produced by the Company. Marketing and transportation revenue is accrued at the time title to the product sold transfers to the purchaser and purchases are accrued at the time title to the product purchased transfers to Plains Marketing. The Company's policy is to only purchase crude oil for which it has a market to sell and to negotiate its sales contracts so that fluctuations in prices do not affect the gross margin which it receives.

HEDGING

     The Company periodically uses certain instruments to hedge its exposure to price fluctuations on oil and natural gas transactions. Recognized gains and losses on hedge contracts are reported as a component of the related transaction. Results for hedging transactions are reflected in oil and natural gas sales to the extent related to the Company's oil and natural gas production and in marketing, transportation and storage revenues to the extent related to such activities. The Company has entered into an interest rate swap to manage the interest rate exposure on certain of its long-term debt. The amount to be paid or received from the interest rate swap is charged or credited to interest expense over the term of the swap.

STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". As permitted by SFAS 123, the Company plans to continue to retain its current method of accounting for stock compensation and adopt the disclosure of this Statement in 1996.

NOTE 2 -- INVENTORY
-------------------

Inventory consists of the following:

                                          DECEMBER 31,
                                        ----------------
                                          1995     1994
                                         ------   ------
                                         (in thousands)
      Crude oil                          $2,884   $3,901
      Materials and supplies              2,236    1,624
                                         ------   ------
                                         $5,120   $5,525
                                         ======   ======

Substantially all of the crude oil inventory at December 31, 1995 and 1994, except for minor amounts of working inventory, was hedged with New York Mercantile Exchange ("NYMEX") futures contracts or short-term physical delivery contracts. Deferred gains or losses from inventory hedges are included as part of the inventory cost and recognized when the related inventory is sold.

NOTE 3 -- LONG-TERM DEBT
------------------------

Long-term debt consists of the following:
                                                    DECEMBER 31,
                                                --------------------
                                                  1995        1994
                                                --------    --------
                                                  (in thousands)
Revolving Credit Facility, bearing interest
 at weighted average interest rates of
 8.2% and 7.9%, at December 31, 1995
 and 1994, respectively                         $ 56,000    $ 45,100
Illinois Basin Acquisition Indebtedness,
 bearing interest at 7.35%
 at December 31, 1995                             42,000          --
12% Senior Subordinated Notes due 1999           100,000     100,000
Other long-term debt                               8,533       6,000
                                                --------    --------
 Total long-term debt                           $206,533    $151,100
 Less current maturities                          (1,444)     (1,500)
                                                --------    --------
                                                $205,089    $149,600
                                                ========    ========

REVOLVING CREDIT FACILITY

     The Company maintains a revolving credit facility (the "Revolving Credit Facility") with a group of five banks (collectively the "Lenders"). In December 1995, the total credit commitment and borrowing base under the Revolving Credit Facility was increased to $75 million from $65 million. The Revolving Credit Facility is guaranteed by all of the Company's subsidiaries other than PMCT, Inc. ("PMCT") and such guarantees are secured by all of the Company's oil and natural gas properties (except Plains Illinois Inc. ("Plains Illinois")) and the stock of such subsidiaries. The Cushing Terminal is not pledged as security for any of the Company's debt. The Revolving Credit Facility is subject to borrowing base availability as determined from time to time by the Lenders in good faith, in the exercise of the Lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for oil and natural gas loans to borrowers similar to the Company. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The Company incurs a commitment fee of 1/2% per annum on the unused portion of the borrowing base.

     The Revolving Credit Facility, as amended, consists of a $75 million revolving credit loan which matures on October 1, 1997, at which time the credit commitment reduces by an amount equal to one-third of the then outstanding principal amount of the revolving credit loan. The remaining outstanding balance converts to a term loan which is repayable in equal installments due on January 1, 1998, and April 1, 1998. The Revolving Credit Facility bears interest at the option of the Company at (i) LIBOR plus 2% or (ii) the higher of the Base Rate (as defined in the Revolving Credit Facility) plus 5/8% or the federal funds rate plus 1 1/8%. Borrowings in excess of $65 million bear interest at an additional 1/2% through December 31, 1996, and an additional 1% thereafter.

     The Revolving Credit Facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and provide that the Company must maintain a specified relationship between current assets and current liabilities.

ILLINOIS BASIN ACQUISITION INDEBTEDNESS

     On December 22, 1995, Plains Illinois, a wholly owned subsidiary of the Company, acquired, effective November 1, 1995, all of the upstream oil and gas assets of Marathon Oil Company ("Marathon") in the Illinois Basin (the "Illinois Basin Properties"). The aggregate purchase price was approximately $51.5 million including associated transaction costs, of which approximately $6.5 million was paid for by the issuance of 798,143 shares of the Company's common stock (the "Common Stock") and the remaining $45 million was paid in cash. The cash portion of the purchase price was financed through a combination of advances under the Revolving Credit Facility and a four year $42 million credit facility (the "Illinois Basin Acquisition Indebtedness") under a credit agreement between Plains Illinois and three banks.

     The Illinois Basin Acquisition Indebtedness consists of a $42 million four-year term loan with a final maturity on December 22, 1999. Monthly payments of interest and principal are required from 85% of Field Level Net Revenues, as defined in the Illinois Basin Acquisition Indebtedness. Field Level Net Revenues are defined as revenues derived from the sale of production from the Illinois Basin Properties less a predefined amount of production expense equal to the Company's original projections of such expenses, or actual production expense, whichever is less, on a monthly basis. The Illinois Basin Acquisition Indebtedness bears interest at LIBOR plus 2% through September 30, 1996, and LIBOR plus 3%, thereafter. The Company has entered into a one year interest rate swap agreement with one of the lending banks to fix the LIBOR portion of the interest rate at 5.35%.

     The Illinois Basin Acquisition Indebtedness is secured by a first lien on the Illinois Basin Properties and contains covenants which, among other things prohibit (i) Plains Illinois from making certain loans and investments, and (ii) additional indebtedness by Plains Illinois.

12% SENIOR SUBORDINATED NOTES DUE 1999

     On October 2, 1992, the Company sold at par $100 million of 12% Senior Subordinated Notes (the "12% Notes") due October 1, 1999. The 12% Notes are redeemable, at the option of the Company, at 106% of the principal amount through October 1, 1996, and thereafter at prices declining annually to 100% of principal at October 1, 1998, plus accrued and unpaid interest to the date of redemption. A sinking fund payment of $50 million calculated to retire 50% of the issue is due October 1, 1998. The indenture under which the 12% Notes were issued (the "Indenture") contains, among other things, limitations on additional borrowings in excess of certain amounts and limitations on Restricted Payments, as defined in the Indenture, including cash dividends on the Common Stock. In the event of a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase the 12% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The 12% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The 12% Notes are guaranteed by all of the Company's principal subsidiaries, with the exception of PMCT, a wholly-owned, sole purpose subsidiary of the Company (see Note 4), and PLX Crude Lines Inc. ("PLX Crude"). Such guarantees may be released under certain circumstances.

OTHER LONG-TERM DEBT

     Included in other long-term debt at December 31, 1995 is (i) $4.6 million related to the 1995 acquisition of a production payment burdening certain of the Company's LA Basin properties and (ii) $3.9 million related to the 1991 purchase of a portion of the limited partners' interest in a partnership in which the Company is the general partner. Such amounts have maturities of approximately $1.4 million in 1996, $2 million in 1997 and 1998, and approximately $500,000 per year in each of the years 1999 through 2004.

     The aggregate amount of maturities of all long-term indebtedness for the next five years is: 1996 - $1.4 million, 1997 - $2 million, 1998 - $108 million, 1999 - $92.5 million and 2000 - $.5 million.

NOTE 4 -- UNCOMMITTED SECURED TRANSACTIONAL GUIDANCE FACILITY
-------------------------------------------------------------

     During 1995, Plains Marketing established an $80 million Uncommitted Secured Demand Transactional Line of Credit (the "Transactional Facility") with three banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The Transactional Facility is secured by all of the assets of Plains

Marketing and is guaranteed by the Company. The Company's guarantee is secured by a $1 million standby letter of credit issued on behalf of the Company under the Revolving Credit Facility. At December 31, 1995, approximately $49.1 million in letters of credit were outstanding under the Transactional Facility.

     PMCT, a wholly owned subsidiary of the Company, has established a $20 million sublimit (the "Sublimit") within the Transactional Facility for standby letters of credit and borrowings to finance crude oil purchased in connection with operations at the Cushing Terminal. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. Standby letters of credit and borrowings under the Sublimit are secured by all of the assets of PMCT and are recourse only to PMCT. At December 31, 1995, no letters of credit or borrowings were outstanding under the Sublimit.

     Letters of credit under the Transactional Facility are generally issued for up to seventy day periods and bear fees of 1.5% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate, as defined, plus 5/8% or (ii) LIBOR plus 2%. All financings under the Transactional Facility, which expires in August 1996, are at the discretion of the lenders. Aggregate cash borrowings by both subsidiaries are limited to $20 million.

NOTE 5 -- CAPITAL STOCK
-----------------------

     The Company has authorized capital stock consisting of 50,000,000 shares of Common Stock, $.10 par value, and 2,000,000 shares of preferred stock, $1.00 par value. At December 31, 1995, there were 16,178,670 shares of Common Stock issued and outstanding and no shares of preferred stock outstanding.

STOCK WARRANTS

     At December 31, 1995, the Company had warrants outstanding which entitle the holders thereof to purchase an aggregate 950,000 shares of Common Stock. Per share exercise prices for the warrants are as follows: 100,000 shares at $9.25; 100,000 shares at $7.50 and 750,000 shares at $6.00. These warrants expire at various times from 1997 to 2000.

$1.30 PREFERRED STOCK

     On October 31, 1995, all outstanding shares of the Company's $1.30 Cumulative Convertible Preferred Stock (the "$1.30 Preferred Stock") were redeemed for $10 per share plus unpaid and accrued dividends of $.0325 per share. The Company paid a total of $496,000, including unpaid dividends, to redeem the $1.30 Preferred Stock.

REDEEMABLE PREFERRED STOCK

     In July 1994, the Company sold in a private placement 200,000 shares of its Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for net proceeds of approximately $20 million. On January 2, 1995, the Company paid a dividend on the Series C Preferred Stock for the period of July 14, 1994, through December 31, 1994. The dividend amount of approximately $937,000 was paid by issuing 9,370 additional shares of the Series C Preferred Stock. On May 25, 1995, all 209,370 outstanding shares of the Series C Preferred Stock, including accrued dividends, were converted into approximately 3.6 million shares of Common Stock. As a result of this conversion and the redemption of the $1.30 Preferred Stock, all outstanding preferred stock has been eliminated.

     Proceeds from the Series C Preferred Stock were used to repay the $11.5 million bridge loan incurred to finance the acquisition of a 50% working interest in six producing oil fields in the Sunniland Trend of South Florida (the "Sunniland Trend Properties") (see Note 9), to fund the exploitation of such properties and to reduce the amount outstanding on the Revolving Credit Facility.

STOCK OPTIONS

     Stock option transactions for 1995 and 1994 are summarized below:

                                                1995                       1994
                                    --------------------------   --------------------------
                                      SHARES     OPTION PRICE     SHARES      OPTION PRICE
                                    ---------   --------------   ---------   --------------

Outstanding at beginning of year    1,518,991   $5.00 to $15.63  1,641,971   $5.00 to $15.63
Granted                               365,250   $6.25                  --
Exercised                            (146,945)  $5.00 to $6.75     (19,188)  $5.00
Canceled or expired                    (9,493)  $5.25 to $6.75    (103,792)  $5.00 to $10.50
                                    ---------                    ---------
Outstanding at end of year          1,727,803   $5.00 to $15.63  1,518,991   $5.00 to $15.63
                                    =========                    =========
Exercisable at end of year          1,233,216   $5.00 to $15.63  1,201,767   $5.00 to $15.63
                                    =========                    =========

     The Company has options outstanding under its 1992 Stock Incentive Plan, under which a maximum of 1.1 million shares of Common Stock were reserved for issuance, and options outstanding outside of the plan which were granted in 1991 to certain officers and employees and a director. Generally, terms of the options provide for an exercise price of not less than market at date of grant, a pro rata vesting period of two to four years and an exercise period of six to ten years.

NOTE 6 -- EARNINGS PER SHARE
----------------------------

     Primary earnings per share is based on the weighted average number of common and common equivalent shares of Common Stock outstanding. Common equivalent shares include employee stock options and warrants when dilutive. Fully diluted earnings per share is based on the weighted average number of common and common equivalent shares in addition to all other convertible securities, when dilutive. The assumed conversion of these securities was not dilutive for all periods presented and, accordingly, is not reflected herein. For purposes of the earnings per share calculation, Common Stock issued upon the conversion of the Series C Preferred Stock is included in the weighted average number of shares outstanding effective January 1, 1995. Additionally, 1994 earnings per share includes the dilutive effect of additional shares of Series C Preferred Stock issued in 1995 as payment of 1994 accrued dividends (See Note
5).

NOTE 7 -- INCOME TAXES
----------------------

     The Company's deferred income tax assets (liabilities) at December 31, 1995 and 1994 consist of the tax effect of income tax carryforwards and differences related to the timing of recognition of certain acquisition, exploration, and development costs for financial and tax reporting as follows:

                                                        DECEMBER 31,
                                                    -------------------
                                                      1995       1994
                                                    --------   --------
                                                       (in thousands)
Deferred tax assets:
  Tax credit carryforwards                          $    988   $  1,035
  Percentage depletion carryforward                    2,380      2,380
  Net operating loss ("NOL") carryforwards            55,798     46,120
                                                    --------   --------
                                                      59,166     49,535
Deferred tax liabilities:
  Acquisition, exploration and development costs     (40,871)   (28,975)
                                                    --------   --------
  Net deferred tax asset                              18,295     20,560
  Valuation allowance                                (18,295)   (20,560)
                                                    --------   --------
                                                    $  --      $  --
                                                    ========   ========

     The realization of the deferred tax asset is dependent on the Company's ability to generate taxable earnings in future periods. A valuation allowance for $18.3 million has been recorded at December 31, 1995, to reflect the estimated amount of the deferred tax asset which may not be realized due to the expiration of a portion of the NOL's and tax credit carryforwards. The net change in the current year deferred tax asset and related valuation allowance was a decrease of $2.3 million. The decrease was primarily attributable to the expiration of certain NOL carryforwards.

     Future realization of the tax asset will be affected by recent additions to the Company's oil and natural gas reserves and the resulting increases in anticipated future income. Management is currently reassessing the ability to realize a portion of such asset based on these reserve additions.

     At December 31, 1995, the Company had carryforwards of approximately $164.1 million of regular tax NOL's, $7.0 million of statutory depletion, $.8 million of investment tax credit ("ITC") and $.2 million of alternative minimum tax ("AMT") credit. Of these amounts, utilization of approximately $22.9 million of the NOL carryforwards and $.5 million of the ITC carryforward is limited to certain companies within the consolidated group. At December 31, 1995, the Company had approximately $149.4 million of AMT NOL carryforwards available as a deduction against future AMT income. The NOL carryforwards expire from 1996 through 2010.

     Set forth below is a reconciliation between the income tax provision computed at the United States statutory rate on income before income taxes and the income tax provision per the accompanying Consolidated Statements of
Operations:

                                                        DECEMBER 31,
                                                       ---------------
                                                        1995     1994
                                                       -------  ------
                                                       (in thousands)
U.S. federal income tax provision at statutory rate     $ 902   $ 194
Utilization of tax attributes previously included        (902)   (194)
  in allowance and other                                -----   -----

                                                       $  --    $  --
                                                       ======   =====

     Although the Company recorded net income for the year 1995 and 1994, no provision for income taxes was reflected but rather the valuation allowance discussed above was adjusted.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change of greater than 50% of the beneficial ownership of the Company within a three-year period (an "Ownership Change") will place an annual limitation on the Company's ability to utilize its existing tax carryforwards. Under Final Treasury Regulations issued by the Internal Revenue Service, the Company does not believe that an Ownership Change has occurred as of December 31, 1995.

NOTE 8 -- RELATED PARTY TRANSACTIONS
------------------------------------

     In April 1993, the Company purchased certain oil and natural gas properties and associated participation rights from an officer and two directors, one of which is also an officer, for approximately $1.4 million. The purchase price consisted of 215,137 restricted shares of Common Stock, valued at approximately $1.1 million, and the assumption of approximately $255,000 of net liabilities.

NOTE 9 -- ACQUISITIONS AND DISPOSITIONS
---------------------------------------

     As further discussed in Note 3, effective November 1, 1995, the Company purchased the Illinois Basin Properties for approximately $51.5 millon. The Illinois Basin Properties include three Marathon operated oil fields, various nonoperated producing properties and all of Marathon's oil and natural gas mineral interests, surface fee and undeveloped leasehold within the Illinois Basin as well as Marathon's geological, geophysical and engineering database for the entire region. At the acquisition date, the Illinois Basin Properties added approximately 17.3 million barrels to the Company's proved oil reserves.

     The following unaudited information reflects pro forma results of operations as if the acquisition occurred on January 1, 1995:

                                                          YEAR ENDED
                                                       DECEMBER 31, 1995
                                                     ---------------------
                                                     HISTORICAL  PRO FORMA
                                                     ----------  ---------
Revenue (in thousands)                                 $404,225   $426,294
Net income (in thousands)                              $  2,652   $  9,589
Net income per common and common equivalent share      $   0.16   $   0.57

     In December 1995, Stocker Resources Inc. ("Stocker"), a wholly-owned subsidiary of the Company, acquired from Chevron U.S.A. ("Chevron") a production payment burdening certain of Stocker's LA Basin properties. The production payment had a face amount of approximately $30 million and was accounted for in prior periods as an overriding royalty interest. Stocker also acquired a fifteen year term mineral interest in certain of its LA Basin properties and approximately ten acres of surface fee lands in Los Angeles County. These assets were acquired in connection with a settlement agreement resolving certain outstanding issues between Chevron and Stocker. In return for the conveyance of the foregoing assets, Stocker agreed to forgive certain amounts due it, dismiss existing lawsuits related to such claims and issue to Chevron a ten year note for $4.6 million. The settlement also provides for a modification of Stocker's existing contractual obligations to Chevron to plug inactive wells, provided that Stocker continue its present activities to remediate oil contaminated soil from existing wellsites on an accelerated basis, and for the Company to guarantee the performance of such obligations.

     During 1995, the Company sold certain non-strategic oil and natural gas properties located primarily in the Gulf Coast area of Texas and Louisiana for net proceeds of approximately $7.4 million.

     During the first quarter of 1993, the Company acquired all of the outstanding capital stock of Calumet Florida, Inc. ("CFI") for approximately $5 million, including transaction costs. CFI, organized in February 1993, owned and operated a 50% working interest in the Sunniland Trend Properties which it acquired from Exxon just prior to its acquisition by the Company. The Company funded the acquisition primarily through the Revolving Credit Facility.

     During 1994, CFI acquired the remaining 50% working interest in the Sunniland Trend Properties, increasing its working interest to approximately 100% and adding approximately five million barrels of oil to its proved reserve base at the acquisition date. Operating results from the additional 50% interest in the Sunniland Trend Properties are included in the accompanying financial statements effective May 1, 1994. The aggregate purchase price, including acquisition costs, was approximately $13.6 million including the issuance of a five year warrant to purchase 750,000 shares of Common Stock at an exercise price of $6.00 per share. The acquisition was initially financed by an $11.5 million bridge loan which was repaid in July 1994 with proceeds from the sale of the Series C Preferred Stock (see Note 5).

     In October 1993, the Company purchased an average 46% nonoperated working interest in certain natural gas properties for approximately $2.7 million. The acquisition consisted of 47 producing wells and surrounding acreage located in the San Arroyo Field in northeastern Utah. At the acquisition date, these properties added approximately 14 billion cubic feet of natural gas to the Company's proved reserves. The Company funded the acquisition primarily through the Revolving Credit Facility.

     In late 1993, the Company acquired all of Texaco Exploration and Production Inc.'s interest in the Vickers lease, which is located immediately adjacent to one of the Company's existing LA Basin fields, for approximately $5 million.

     In connection with Stocker's acquisition of certain of the LA Basin properties from Chevron in 1990 (the "Stocker Properties"), numerous disputes arose regarding each party's obligations under the purchase and sale agreement governing such transaction. These disputes included, among other things, the financial responsibility for a 2.8% nonoperating working interest in a high volume but marginal property. In December 1993, the parties entered into a partial settlement under which Chevron agreed to terminate an agreement with respect to such property and to assume financial responsibility therefor. Set forth below is a summary of the pro forma impact of this termination on selected items for the year ended December 31, 1993.

                                  YEAR ENDED DECEMBER 31,
                              ---------------------------------
                                           1993
                              ---------------------------------
                                 HISTORICAL          PRO FORMA
                                ------------        -----------
                              (IN THOUSANDS, EXCEPT UNIT PRICES)
Production volumes, BOE               4,252             3,989
Production expense per BOE         $   6.65          $   6.24
Net loss                           $(20,198)         $(20,198)

NOTE 10 -- COMMITMENTS AND CONTINGENCIES
----------------------------------------

     Minimum commitments in connection with office space and computer and trucking equipment leased by the Company are: 1996 - $1 million; 1997 through 1999 - $.9 million annually; thereafter - $.8 million. Rental payments made under the terms of similar arrangements totaled approximately $1.2 million in each of the three years ended December 31, 1995, 1994 and 1993.

     In connection with its crude oil marketing, Plains Marketing provides certain purchasers and transporters with irrevocable standby letters of credit to secure the Company's obligation for the purchase of crude oil (See Note 4). Generally, these letters of credit are issued for up to seventy day periods and are terminated upon completion of each transaction. At December 31, 1995, Plains Marketing had outstanding letters of credit of approximately $49.1 million. Such letters of credit are secured by the crude oil inventory and accounts receivable of Plains Marketing and are guaranteed by the Company. To date, no amounts have been drawn on such letters of credit issued by the Company.

     Under the amended terms of the asset purchase agreement between Stocker and Chevron, commencing with the year beginning January 1, 2000, and each year thereafter, Stocker is required to plug and abandon 20% of the then remaining inactive wells, which currently aggregate approximately 270. To the extent the Company elects not to plug and abandon the number of required wells, the Company is required to escrow an amount equal to the greater of $25,000 per well or the actual average plugging cost per well in order to provide for the future plugging and abandonment of such wells. In addition, Stocker is required to expend a minimum of $600,000 per year in each of the ten years beginning January 1, 1996, and $300,000 per year in each of the succeeding five years to remediate oil contaminated soil from existing well sites, provided there are remaining sites to be remediated. In the event Stocker does not expend the required amounts during a calendar year, Stocker is required to contribute an amount equal to 125% of the actual shortfall to an escrow account. Stocker may withdraw amounts from such escrow account to the extent it expends excess amounts in a future year.

     Although the Company obtained environmental studies on its properties in the LA Basin, Sunniland Trend and Illinois Basin and the Company believes that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for more than 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations. In connection with the purchase of the Stocker Properties, Stocker received a limited indemnity from Chevron for certain conditions if they violate applicable local, state and federal environmental laws and regulations in effect on the date of such agreement. While the Company believes that it does not have any material obligations for operations conducted prior to Stocker's acquisition of the properties from Chevron, other than its obligation to plug existing wells and those normally associated with customary oil field operations of similarly situated properties, there can be no assurance that current or future local, state or federal rules and regulations will not require it to spend material amounts to comply with such rules and regulations or that any portion of such amounts will be recoverable under the Chevron indemnity.

     Consistent with normal industry practices, substantially all of the Company's oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. The Company has estimated that the costs to perform these tasks is approximately $14 million, net of salvage value and other considerations. Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization ("DD&A"). Results from operations for 1995, 1994 and 1993 include $1 million, $1.1 million and $1.8 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in Note 15.

     As is common within the industry, the Company has entered into various commitments and operating agreements related to exploration and the development of and production from certain proved oil and natural gas properties. It is management's belief that such commitments will be met without a material adverse effect on the Company's financial position.

     The Company and certain of its subsidiaries are the general partners of various limited partnerships. Accordingly, the Company and its subsidiaries as general partner have unlimited liability with respect to the operations of the partnerships.

NOTE 11 -- LITIGATION
---------------------

     On April 27, 1992, the Company and certain of its officers and directors and a former director and officer were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Texas captioned Judith Rubinstein and Howard Greenwald v. Collins, et al., C.A. No. H-92-1297. The complaint brings a class action (the class period of which is October 23, 1991, through April 13, 1992) for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiffs, who purport to have purchased their Common Stock in open market transactions (300 and 375 shares, respectively), contend the class is entitled to approximately $30 million for compensatory damages and punitive damages in an unspecified amount. The Company filed a motion to dismiss in July 1992. On August 24, 1992, the Court entered an Order of Dismissal and a Final Judgment dismissing the plaintiffs' complaint for failure to state a claim under the federal securities laws and/or under the common law of the State of Texas. On September 10, 1992, the plaintiffs filed a Notice of Appeal of the District Court's judgment with the United States Court of Appeals for the Fifth Circuit (No. 92-2736). On May 5, 1994, the Fifth Circuit Court ruled, among other things, that the plaintiffs had sufficiently pleaded claims under the federal securities laws and under Texas common law and reversed the trial court's dismissal and remanded the case to the trial court for further proceedings.

     On July 27, 1993, a second case similar to the Rubinstein case described in the preceding paragraph was filed in the United States District Court for the Southern District of Texas captioned Gloria Moroson v. Collins, et al., C.A. No. H-93-2305, naming the Company and certain of its officers and directors and a former director and officer as defendants. The complaint brings a class action (the class period of which is May 11, 1992, through August 14, 1992) for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiff, who purports to have purchased 50 shares of Common Stock in an open market transaction, contends the class is entitled to approximately $60 million for compensatory damages and punitive damages in an unspecified amount. These amounts are alleged to be in addition to the damages claimed in the Rubinstein case. In June 1994, the trial court granted the Company's motion to consolidate the Rubinstein and Moroson cases.

     On February 20, 1996, the Court denied the Company's motion for summary judgment in these two cases and set a trial date for May 8, 1996. The Company expects the cases to go to trial before a jury on or or about such date. Although the Company believes these complaints to be without merit and intends to vigorously defend these lawsuits, if the plaintiffs were awarded, and the Company were ultimately required to pay, a substantial portion of the $90 million in compensatory damages sought by the plaintiffs, it would have a material adverse effect on the Company.

     On July 9, 1987, Exxon filed an interpleader action in the United States District Court for the Middle District of Florida, Exxon Corporation v. E. W. Adams, et al., Case Number 87-976-CIV-T-23-B. This action was filed by Exxon to interplead royalty funds as a result of a title controversy between certain mineral owners in a field in Florida. One group of mineral owners, John W. Hughes, et al. (the "Hughes Group"), filed a counterclaim against Exxon alleging fraud, conspiracy, conversion of funds, declaratory relief, federal and Florida RICO, breach of contract and accounting, as well as challenging the validity of certain oil and natural gas leases owned by Exxon, and seeking exemplary and treble damages. In March 1993, but effective November 1, 1992, CFI, a wholly-owned subsidiary of the Company, acquired all of Exxon's leases in the field affected by this lawsuit. In order to address those counterclaims challenging the validity of certain oil and natural gas leases, which constitute approximately 10% of the lands underlying this unitized field, CFI filed a motion to join Exxon as plaintiff in the subject lawsuit, which was granted July 29, 1994. In August 1994, the Hughes Group amended its counterclaim to add CFI as a counter-defendant. No trial date has been set in this case. Exxon and CFI have filed a motion to dismiss the counterclaims. The Court has not yet ruled on such motion. CFI believes the counterclaim challenging the validity of certain oil and natural gas leases owned by CFI to be without merit and intends to vigorously defend against such claim.

     The Company, in the ordinary course of business, is a claimant and/or a defendant in various other legal proceedings in which its exposure, individually and in the aggregate, is not considered material to the consolidated financial statements.

NOTE 12 -- MAJOR CUSTOMERS
--------------------------

     Phibro Division of Salomon Inc. ("Phibro") and Phibro Energy USA, Inc., accounted for 16% and 12%, respectively, of the Company's total revenue (exclusive of interest and other income) during 1995. Customers accounting for more than 10% of total revenue for 1994 and 1993 were as follows: 1994 -- Phibro -- 19% and Chevron -- 16%; 1993 -- Chevron -- 23%, Marathon -- 22% and Phibro --15%. No other single purchaser of the Company's products accounted for as much as 10% of total sales during 1995, 1994 and 1993. During 1995, 1994 and 1993, Chevron accounted for 39%, 71% and 76% of the Company's oil and natural gas sales, respectively. Additionally during 1995, Unocal and Scurlock Permian Corporation accounted for approximately 28% and 19%, respectively, of the Company's oil and natural gas sales. During 1995, Unocal was the purchaser of the Company's LA Basin oil production, while Scurlock Permian Corporation was purchaser of oil production attributable to the Sunniland Trend Properties.

NOTE 13 -- FINANCIAL INSTRUMENTS
--------------------------------

DERIVATIVES

     The Company has only limited involvement with derivative financial instruments, as defined in SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" and does not use them for trading purposes. The Company's principle objective is to hedge exposure to price volatility on crude oil and natural gas. These arrangements expose the Company to credit risk (as to counterparties) and to risk of adverse price movements in certain cases where the Company's production is less than expected.

     The Company has entered into crude oil financial swap arrangements to fix the NYMEX WTI index price for a significant portion of its crude oil production. On December 31, 1995, these arrangements provided for a NYMEX WTI indexed average price for: (i) 11,000 barrels per day through March 31, 1996, at $18.07 per barrel; (ii) 10,000 barrels per day from April 1, 1996, through May 31, 1996, at $18.03 per barrel; (iii) 9,500 barrels per day from June 1, 1996, through June 30, 1996, at $18.01 per barrel; (iv) 3,500 barrels per day from July 1, 1996, through December 31, 1996, at $17.48 per barrel; and (v) 1,500 barrels per day from January 1, 1997, through June 30, 1997, at $17.23 per barrel. The Company has entered into additional swap arrangements which provide for a NYMEX WTI indexed ceiling price of $17.63 per barrel and a floor price of $16.50 per barrel for 3,000 barrels per day from July 1, 1996, through December 31, 1996. Location and quality differentials attributable to the Company's properties are not included in the foregoing prices. The crude oil swap agreements provide for monthly settlement based on the differential between the contract price and the actual NYMEX WTI crude oil price. The arrangements do not expose the Company to any basis risk. Gains or losses on the crude oil swaps are recognized in the month of related production and are included in oil and natural gas sales.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's accounts receivable are primarily from purchasers of oil and natural gas products and exploration and production companies which own interests in properties operated by the Company. This industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. The Company generally requires letters of credit for receivables from customers which are not considered investment grade, unless the credit risk can otherwise be mitigated.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. Considerable judgement is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Crude oil futures contracts permit settlement by delivery of the crude oil and, therefore, are not financial instruments, as defined. The carrying amounts and fair values of the Company's other financial instruments are as follows:


                                                     DECEMBER 31,
                                       ----------------------------------------
                                              1995                1994
                                       -------------------  -----------------
                                       CARRYING    FAIR     CARRYING    FAIR
                                        AMOUNT     VALUE     AMOUNT     VALUE
                                       --------  ---------  --------  ---------
                                                   (IN THOUSANDS)
LIABILITIES:
  Bank debt                            $ 98,000  $ 98,000   $ 45,100   $45,100
  Subordinated debt                     100,000   105,250    100,000    99,000
  Other long-term debt (see Note 3)       8,533     8,624      4,500     3,873
SERIES C PREFERRED STOCK                     --        --     20,937    20,937
OFF BALANCE SHEET FINANCIAL
 INFORMATION:
  Unrealized loss on crude oil
    swap agreements                          --    (5,438)        --    (1,204)

     The carrying value of bank debt approximates its fair value as interest rates are variable, based on prevailing market rates. The fair value of subordinated debt was based on quoted market prices. Other long-term debt was valued by discounting the future payments using the Company's incremental borrowing rate. The fair value of the Series C Preferred Stock is estimated to be its liquidation value at December 31, 1994. The fair value of the crude oil swap agreements is the estimated amount that the Company would pay or receive as if the agreements had terminated at December 31, 1995 and 1994, based on the closing prices for NYMEX futures contracts on such dates.

NOTE 14 --  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------------------

     Selected cash payments and noncash activities were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  --------
                                                       (IN THOUSANDS)
Cash paid for interest (net of amount
 capitalized)                                    $13,259    $12,082   $ 8,489
                                                 =======    =======   =======

Noncash investing and financing activities:
  Series C Preferred Stock Dividends             $  --      $   937   $  --
                                                 =======    =======   =======
  Conversion of Series C Preferred               $21,769    $  --     $  --
                                                 =======    =======   =======

Detail of properties acquired for other than
  cash:
  Fair value of acquired assets                  $56,100    $13,600   $ 7,387
  Debt issued and liabilities assumed             (4,600)        --    (6,255)
  Capital stock and warrants issued               (6,527)    (1,250)   (1,132)
                                                 -------    -------   -------
  Cash paid                                      $44,973    $12,350   $  --
                                                 =======    =======   =======

NOTE 15 -- OIL AND NATURAL GAS ACTIVITIES
-----------------------------------------

COSTS INCURRED

The Company's oil and natural gas acquisition, exploration and development activities are primarily conducted in the United States. The following table summarizes the costs incurred in connection therewith during the last three years.

                                  YEAR ENDED DECEMBER 31,
                               ----------------------------
                                 1995      1994      1993
                               --------  --------  --------
                                   (IN THOUSANDS)
Property acquisition costs:
   Unproved properties          $18,136   $ 6,150   $ 4,800
   Proved properties             41,194    13,222    19,659
Exploration costs                 2,001     5,907    10,524
Development costs                22,681    15,570    26,786
                                -------   -------   -------
                                $84,012   $40,849   $61,769
                                =======   =======   =======

CAPITALIZED COSTS

     The following table presents the aggregate capitalized costs subject to amortization relating to the Company's oil and natural gas acquisition, exploration and development activities, and the aggregate related DD&A.

                                  DECEMBER 31,
                             ----------------------
                                1995        1994
                             ----------  ----------
                                (IN THOUSANDS)
        Proved properties    $ 328,712   $ 265,123
        Accumulated DD&A      (131,063)   (116,430)
                             ---------   ---------
                             $ 197,649   $ 148,693
                             =========   =========

     Under full cost accounting rules, to the extent that the Standardized Measure of the proved reserves (as described below) is less than the amount of net capitalized costs of proved properties, a write-down is required. The capitalized costs of the Company's proved oil and natural gas properties exceeded the Standardized Measure by approximately $20 million at year-end 1993 due to low crude oil prices and accordingly, the capitalized costs were written down by such amount. The DD&A rate per equivalent unit of production excluding the write-down was $3.02, $3.17 and $3.57 for the three years ended December 31, 1995, 1994 and 1993, respectively. The DD&A rate per equivalent unit of production for 1993 including the noncash writedown of the recorded cost of the Company's oil and natural gas properties was $8.27.

COSTS NOT SUBJECT TO AMORTIZATION

     The following table summarizes the categories of costs which comprise the amount of unproved properties not subject to amortization.

                                   DECEMBER 31,
                                ------------------
                                  1995      1994
                                --------  --------
                                  (IN THOUSANDS)
        Acquisition costs        $35,550   $23,830
        Exploration costs          5,075     5,470
        Capitalized interest       8,170     6,479
                                 -------   -------
                                 $48,795   $35,779
                                 =======   =======

     Unproved properties not subject to amortization at December 31, 1995, consist mainly of lease costs and seismic data related to unproved areas. The Company will continue to evaluate these properties over the lease terms; however, the timing of the ultimate evaluation and disposition of a significant portion of the properties has not been determined. Costs associated with seismic data and all other costs will become subject to amortization as the prospects to which they relate are evaluated. Approximately 37%, 16% and 24% of the balance in unproved properties at December 31, 1995, related to additions made in 1995, 1994, and 1993, respectively.

     During 1995, 1994 and 1993, the Company capitalized $3.1 million, $2.7 million and $2.7 million, respectively, of interest related to costs of unproved property in the process of development.

SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     The following information summarizes the Company's net proved reserves of oil (including condensate and natural gas liquids) and natural gas and the present values thereof for the three years ended December 31, 1995. The following reserve information is based upon reports of the independent petroleum consulting firms of H.J. Gruy and Company with respect to the LA Basin properties, Netherland, Sewell & Associates, Inc. with respect to the Sunniland Trend Properties and other minor properties and Ryder Scott Company with respect to the Illinois Basin Properties. The estimates are in accordance with regulations prescribed by the Securities and Exchange Commission (the "SEC").

     In management's opinion, the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are believed to be reasonable. However, there are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the Standardized Measure shown below represents estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices.

ESTIMATED QUANTITIES OF OIL AND NATURAL GAS RESERVES (UNAUDITED)

     The following table sets forth certain data pertaining to the Company's proved and proved developed reserves for the three years ended December 31, 1995.

                                           AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------
                                           1995            1994                1993
                                     ---------------   ---------------   ---------------
                                       OIL      GAS      OIL      GAS      OIL      GAS
                                      (BBL)    (MCF)    (BBL)    (MCF)    (BBL)    (MCF)
                                     ------   ------   ------   ------   ------   ------
                                                       (IN THOUSANDS)
PROVED RESERVES
Beginning balance                    61,459   51,009   38,810   49,397   33,390   39,861
Revisions of previous estimates       5,423    2,792   16,834    4,365   (6,478)  (7,753)
Extensions, discoveries, improved
 recovery and other additions        15,489    1,730    4,362    1,182    3,712    6,250

Sale of reserves in-place            (1,227)  (9,773)     (16)    (446)     (92)    (622)
Purchase of reserves in place        17,640      130    5,304       80   11,834   15,837
Production                           (4,376)  (2,778)  (3,835)  (3,569)  (3,556)  (4,176)
                                     ------   ------   ------   ------   ------   ------

Ending balance                       94,408   43,110   61,459   51,009   38,810   49,397
                                     ======   ======   ======   ======   ======   ======

PROVED DEVELOPED RESERVES
Beginning balance                    48,978   30,869   30,646   28,436   24,296   20,555
                                     ======   ======   ======   ======   ======   ======
Ending balance                       67,266   29,397   48,978   30,869   30,646   28,436
                                     ======   ======   ======   ======   ======   ======

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

     The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is presented below:

                                                   DECEMBER 31,
                                       ------------------------------------
                                           1995         1994        1993
                                       ------------  ----------  ----------
                                                 (in thousands)
Future cash inflows                     $1,513,145   $ 894,434   $ 497,942
Future development costs                  (107,995)    (62,695)    (44,644)
Future production expense                 (692,009)   (414,741)   (221,814)
                                        ----------   ---------   ---------
Future net cash flows
  (before income taxes)                    713,141     416,998     231,484
Discounted at 10% per year                (346,361)   (187,627)    (96,945)
                                        ----------   ---------   ---------
Standardized measure of
   discounted future net cash              366,780     229,371     134,539
   flows (before income taxes)
Discounted future income                   (61,939)    (26,427)     (4,050)
   tax expense                          ----------   ---------   ---------

Standardized measure of                 $  304,841   $ 202,944   $ 130,489
   discounted future net cash flows     ==========   =========   =========

     The standardized measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

1. An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2. In accordance with SEC guidelines, the engineers' estimates of future net revenues from the Company's properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The crude oil price in effect at December 31, 1995, is based on the price for NYMEX WTI crude oil of $19.55 per barrel ($18 per barrel WTI posted price) with variations therefrom based on location and grade of crude oil. The Company has entered into financial swap arrangements to fix the price on a significant portion of its crude oil production. These prices are included in the reserve reports through the term of the arrangements (See Note 13). The overall average prices as of December 31, 1995, were $15.55 per barrel of crude oil, condensate and natural gas liquids and $1.05 per Mcf of natural gas.

3. The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.

4. SFAS No. 69 requires the Company further to reduce these estimates by an amount equal to the present value of estimated income taxes which might be payable by the Company in future years to arrive at the Standardized Measure. Future income taxes were calculated by applying the statutory federal income tax rate to pretax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards.

     The principal sources of changes in the standardized measure of future net cash flows for the three years ended December 31, 1995, are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------
                                               1995           1994             1993
                                            ----------  ----------------  ---------------
                                                           (in thousands)
Balance, beginning of year                   $202,944        $130,489         $141,171
Sales, net of production expenses             (33,824)        (30,014)         (29,222)
Net change in sales and transfer
   prices, net of production expenses          26,968          29,840          (74,123)
Changes in estimated future
 development costs                             (3,228)         (9,477)          (3,188)
Extensions, discoveries and improved
 recovery, net of costs                        59,050          14,928           14,305
Previously estimated development
 costs incurred during the year                 3,136           2,995           23,935
Purchase of reserves in-place                  64,214          16,919           40,569
Sales of reserves in-place                    (11,381)           (426)          (1,139)
Revision of quantity estimates                 24,533          71,188          (20,636)
Accretion of discount                          22,937          13,454           15,536
Net change in income taxes                    (35,512)        (22,377)          10,139
Changes in estimated timing of
 production and other                         (14,996)        (14,575)          13,142
                                             --------        --------         --------
Balance, end of year                         $304,841        $202,944         $130,489
                                             ========        ========         ========

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------

Selected quarterly financial data:

                                                                        QUARTER ENDED
                                                   ----------------------------------------------------------
                                                    MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                      1995          1995            1995             1995
                                                   ---------      --------     -------------     ------------
                                                              (in thousands, except per share data)
Revenues                                             $93,647      $ 95,256        $103,607         $111,715
Operating profits                                    $ 9,500      $ 10,312        $  9,744         $ 10,953
Net income                                           $   319      $    914        $    483         $    936
Net income per share
   Primary                                           $   .03(1)   $    .06        $    .03         $    .06
   Assuming full dilution                            $   .02      $    .06        $    .03         $    .06

                                                                        QUARTER ENDED
                                                   ---------------------------------------------------------
                                                   MARCH 31,      JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                      1994          1994           1994             1994
                                                   ---------      --------     -------------     ------------
                                                            (in thousands, except per share data)
Revenues                                             $50,584      $ 67,198        $ 66,224         $ 72,690
Operating profits                                    $ 7,741      $  9,947        $  9,066         $  9,673
Net income (loss)                                    $(1,178)     $    750        $    209         $    790
Net income (loss) per share
   Primary                                           $  (.10)     $    .06        $    .02(2)      $    .07(2)
   Assuming full dilution                            $  (.10)     $    .06        $    .01(2)      $    .05(2)

-------------------------

(1) Earnings per share for the quarter ended March 31,1995, has been restated to reflect the satisfaction of accrued dividends on the Series C Preferred Stock through the conversion of such series into Common Stock on May 25, 1995 (see Note 6).
(2) Earnings per share for the quarters ended September 30, 1994, and December 31, 1994, have been restated to eliminate accrued dividends on the Series C Preferred Stock of $433,000 and $504,000 for the respective quarters. Such dividends were paid in additional shares of such stock on January 2, 1995 (See Note 5).