Form 10-Q
period 1996-03-31
PLAINS RESOURCES INC
filed 1996-05-09
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO ____
                                         ----

16,211,192 shares of common stock $.10 par value, issued and outstanding at May 7, 1996.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
- --------------------------------------------------------------------------------


                                                                      PAGE
PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets:
  March 31, 1996 and December 31, 1995................................   3
Condensed Consolidated Statements of Operations:
  For the three months ended March 31, 1996 and 1995..................   4
Condensed Consolidated Statements of Cash Flows:
  For the three months ended March 31, 1996 and 1995..................   5
Notes to Condensed Consolidated Financial Statements..................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS..................................   9

PART II.  OTHER INFORMATION..........................................   15


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
- --------------------------------------------------------------------------------



                                                                              MARCH 31,       DECEMBER 31,
                                                                                1996             1995
                                                                            --------------  -------------
                                                                             (unaudited)


                                                              ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $   1,853         $   6,129
Accounts receivable and other                                                    64,655            52,383
Inventory                                                                         4,031             5,120
                                                                              ---------        ----------



Total current assets                                                             70,539            63,632
                                                                              ---------        ----------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
    Subject to amortization                                                     336,259           328,712
    Not subject to amortization                                                  49,843            48,795
Downstream assets, primarily crude oil terminal and storage facility             34,570            32,788
Other property and equipment                                                      7,305             7,789
                                                                              ---------        ----------
                                                                                427,977           418,084
Less allowance for depreciation, depletion and amortization                    (142,126)         (137,546)
                                                                              ---------        ----------

                                                                                285,851           280,538
                                                                              ---------        ----------

DEFERRED INCOME TAXES, NET                                                       11,000                --
OTHER ASSETS                                                                      9,460             7,876
                                                                              ---------        ----------
                                                                              $ 376,850         $ 352,046
                                                                              =========        ==========
                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                $  70,893         $  56,573
Interest payable                                                                  1,159             3,977
Royalties payable and drilling advances                                           6,539             6,364
Notes payable and other current obligations                                       2,021             1,467
                                                                              ---------        ----------

Total current liabilities                                                        80,612            68,381

BANK DEBT                                                                        62,400            98,000
SUBORDINATED DEBT                                                               149,079           100,000
OTHER LONG-TERM DEBT                                                              5,589             7,089
OTHER LONG-TERM LIABILITIES                                                       1,407             1,547
                                                                               --------        ----------

                                                                                299,087           275,017
                                                                              ---------         ----------

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 50,000,000 shares authorized;
  issued and outstanding 16,183,320 at March 31, 1996,
  and 16,178,670 shares at December 31, 1995                                      1,618             1,618
Additional paid-in capital                                                      118,115           118,090
Accumulated deficit                                                             (41,970)          (42,679)
                                                                               --------         ----------

                                                                                 77,763            77,029
                                                                              ---------         ----------

                                                                              $ 376,850         $ 352,046
                                                                              =========         ==========


           See notes to condensed consolidated financial statements

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in  thousands, except per share data)



                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    -----------------------
                                                                                      1996          1995
                                                                                    --------      ---------
REVENUE
Oil and natural gas sales                                                            $ 20,657      $  14,689
Marketing, transportation and storage                                                 102,790         78,886
Interest and other income                                                                  66             72
                                                                                     --------      ---------

                                                                                      123,513         93,647
                                                                                     --------      ---------

EXPENSES
Production expenses                                                                     9,312          6,759
Purchases, transportation and storage                                                 100,841         77,388
General and administrative                                                              2,058          1,898
Depreciation, depletion and amortization                                                4,889          3,998
Interest expense                                                                        4,197          3,285
Litigation settlement                                                                   4,000             --
                                                                                     --------      ---------

                                                                                      125,297         93,328
                                                                                     --------      ---------

Income (loss) before income taxes and extraordinary item                               (1,784)           319
Income tax expense (benefit)                                                          (11,000)            --
                                                                                     --------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                                                        9,216            319

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt                                                (8,507)            --
                                                                                     --------      ---------

NET INCOME                                                                           $    709      $     319
                                                                                     ========      =========

Net income (loss) per common and common equivalent share:
   Primary:
      Before extraordinary item                                                      $    .54      $     .03
      Extraordinary item                                                                 (.50)            --
                                                                                     --------      ---------

                                                                                     $    .04      $     .03
                                                                                     ========      =========

   Assuming full dilution:
      Before extraordinary item                                                      $    .54      $     .02
      Extraordinary item                                                                 (.50)            --
                                                                                     --------      ---------

                                                                                     $    .04      $     .02
                                                                                     ========      =========
Weighted average number of common and common
   equivalent shares:
      Primary                                                                          16,933         11,768
                                                                                     ========      =========
      Assuming full dilution                                                           16,986         15,623
                                                                                     ========      =========
                                See notes to consolidated financial statements


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
- ------------------------------------------------------------------------------


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -------------------------------
                                                                            1996                 1995
                                                                         ----------           ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                $   5,004             $  7,059
                                                                         ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from the sale of oil and natural gas properties                        --                1,936
Payment for acquisition, exploration and development costs                 (10,123)              (3,526)
Payment for additions to other property and assets                            (833)                (195)
                                                                         ---------             --------

Net cash used in investing activities                                      (10,956)              (1,785)
                                                                         ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                               170,023                9,850
Principal payments of long-term debt                                      (160,300)              (7,150)
Costs incurred to redeem long-term debt                                     (6,967)                  --
Payments of other long-term debt                                              (933)              (1,500)
Other                                                                         (147)                 (30)
                                                                         ---------             --------

Net cash provided by financing activities                                    1,676                1,170
                                                                         ---------             --------

Net increase (decrease) in cash and cash equivalents                        (4,276)               6,444
Cash and cash equivalents, beginning of period                               6,129                1,291
                                                                         ---------             --------

Cash and cash equivalents, end of period                                 $   1,853             $  7,735
                                                                         =========             ========

                           See notes to condensed consolidated financial statements


                    PLAINS RESOURCES INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC.

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at March 31, 1996, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2 -- LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT

On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25% (the "Series A 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 99.38% to yield 10.35%. The Series A 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the Series A 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds (as defined) of any Public Equity Offering (as defined).

The indenture under which the Series A 10.25% Notes were issued (the "Indenture") contains covenants including, but not limited to, covenants with respect to the following: (i) limitations on incurrence of additional indebtedness; (ii) limitations on certain investments; (iii) limitations on restricted payments; (iv) limitations on disposition of assets; (v) limitations on dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on liens; and
(viii) restrictions on mergers, consolidations and transfers of assets. In the event of a Change of Control and a corresponding rating decline, as both are defined in the Indenture, the Company will be required to make an offer to repurchase the Series A 10.25% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The Series A 10.25% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and are guaranteed by all of the Company's principal subsidiaries.

Proceeds from the sale of the Series A 10.25% Notes, net of offering costs, were approximately $144.9 million and were used to redeem the Company's 12% Senior Subordinated Notes (the "12% Notes") at 106% of the $100 million principal amount outstanding and to retire bridge bank indebtedness which was incurred in December 1995 in connection with the acquisition of certain oil properties. Prior to redemption, the 12% Notes had an average remaining life of three years and scheduled maturities of $50 million in each of 1998 and 1999.

On May 7, 1996, the Company filed a registration statement on Form S-4 for an offer to exchange 10.25% Senior Subordinated Notes due 2006, Series B, (the "Series B 10.25% Notes") for all of the outstanding Series A 10.25% Notes. The Series B 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series A 10.25% Notes for which they may be exchanged, except for certain transfer restrictions and registration rights relating to the Series A 10.25% Notes and except for certain interest provisions relating to such rights. Comments on the registration statement have not yet been received from the SEC.

On March 19, 1996, the Company called for the redemption of the 12% Notes and deposited $112.6 million with the trustee of the 12% Notes to cover the principal amount called, the call premium of $6 million and $6.6 million for accrued interest through the redemption date. The 12% Notes were redeemed on April 18, 1996. For financial reporting purposes, the debt is considered to be extinguished as of March 19, 1996. Accordingly, the $112.6 million on deposit with the trustee, the $100 million principal amount of 12% Notes and the related unamortized debt issue costs of approximately $2 million were defeased from the Condensed Consolidated Balance Sheet at March 31, 1996, and the Company recognized an extraordinary loss of $8.5 million.

In April 1996, the Company's revolving credit facility (the "Revolving Credit Facility") and borrowing base thereunder was increased to $125 million from $75 million. The Revolving Credit Facility, as amended, converts to a term loan on May 1, 1998, with a final maturity of May 1, 2003 and bears interest at the option of the Company at LIBOR plus 1.75% or Base Rate (as defined therein) plus
 .375%. The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock and personal property of all subsidiary guarantors. At March 31, 1996, the Company had $62.4 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

NOTE 3 -- LITIGATION SETTLEMENT

The Company and certain of its officers and directors and a former director and officer were named in two class action lawsuits filed in 1992 and 1993 seeking an aggregate of approximately $90 million in compensatory damages and punitive damages in an unspecified amount for alleged violations of the federal securities laws and state common law arising out of certain alleged misrepresentations and omissions in the Company's disclosure regarding its onshore natural gas exploration activities. On March 6, 1996, the Company announced that it had notified the court that a settlement in principle had been reached in such cases. Under the terms of the settlement, the plaintiffs agreed to dismiss all claims against the Company and its officers and directors in exchange for a cash payment of approximately $6.25 million. Approximately $4.1 million of such amount is expected to be paid by the Company's insurance carrier, leaving approximately $2.1 million to be contributed by the Company. Taking into account prior costs incurred by the Company to defend these suits, this settlement resulted in a charge to 1996 first quarter earnings of $4 million. The settlement is subject to the approval of the court. If the settlement is not consummated and if the Company ultimately were required to pay a substantial portion of the $90 million in compensatory damages sought by the plaintiffs, it would have a material adverse effect on the Company.

NOTE 4 -- INCOME TAXES

During the first quarter of 1996, the Company reversed $11 million of the $18.3 million valuation allowance which was reserved against its net deferred tax asset of $18.3 million. Accordingly, a credit to deferred income tax expense of $11 million is reflected in the accompanying Condensed Consolidated Statement of Operations for such period. As of March 31, 1996, the valuation allowance was approximately $7.3 million.

The reversal of the valuation allowance was due to management's belief that the benefits derived from the net deferred tax asset will be realized prior to their expiration. This assessment is based on the cumulative progress made by the Company over the last three years to reduce unit expenses, increase gross margins and substantially increase its production and proved reserves through its acquisition and exploitation activities. This assessment was further confirmed during the first quarter of 1996 with the sale of the Series A 10.25% Notes, which enhanced the Company's financial flexibility and provided additional liquidity, achievement of substantial expense reductions on a significant property acquired late in the fourth quarter of 1995 and results of drilling and exploitation activities. Management believes that its current oil and natural gas properties and its downstream marketing and crude oil storage and terminalling activities provide lower risk opportunities to generate taxable income which can be offset by the tax net operating loss carryforwards which comprise a significant portion of the net deferred tax asset. Despite the significant turnaround achieved over the last four years and the current outlook for profitability, due to the uncertainties in the oil and gas industry, including but not limited to forecasting production, proved reserves, product prices, production expenses and similar events beyond management's control, there can be no assurance that the Company will generate any earnings or specific level of continuing earnings.

NOTE 5 -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common and common equivalent shares of Common Stock outstanding. Common equivalent shares include employee stock options and warrants.

Earnings per share for the three months ended March 31, 1995, has been restated to reflect the payment of 1995 accrued dividends on the Company's Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") through the 1995 conversion of such series into common stock. Prior to the restatement, the Company had previously reported a net loss of $.02 per common share for the three months ended March 31, 1995. The previously reported amount was calculated as if the accrued dividends on the Series C Preferred Stock would be paid in cash.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three month periods ended March 31, 1996 and 1995

For the quarter ended March 31, 1996, the Company reported net income of $709,000, or $.04 per share, on total revenue of $123.5 million. Before the impact of nonrecurring items, the Company reported net income of $2.2 million, or $.13 per share. This compares with net income of $319,000, or $.02 per share, on total revenue of $93.6 million for the first quarter of 1995. The improvement in operating results is primarily attributable to increased oil production and expanded unit operating margins in the upstream segment and continued growth in the downstream segment.

Nonrecurring items during the quarter include an $8.5 million extraordinary loss associated with the early redemption of the Company's $100 million of 12% Senior Subordinated Notes (the "12% Notes"), a $4.0 million charge related to the settlement of litigation and an $11.0 million tax benefit related to the reversal of a portion of the valuation reserve against the Company's deferred tax asset.

Cash flow from operations (net income plus noncash expenses) increased 65% to $7.1 million as compared to $4.3 million in the first quarter of 1995. Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") increased 50% to $11.3 million as compared to $7.6 million in last year's first quarter. Such amounts are presented before the effects of the nonrecurring items noted above. Net cash provided by operating activities, as reported in the consolidated statements of cash flows, decreased to $5.0 million for the three months ended March 31, 1996, as compared to $7.1 million for the 1995 comparative period primarily due to the timing of interest payments resulting from the redemption of the 12% Notes.

The following table sets forth certain operating information of the Company for the periods presented:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                     ----------------------------------------------
                                              1996                    1995
                                     ----------------------  ----------------------
AVERAGE DAILY PRODUCTION VOLUMES          (in thousands, except per unit data)
                                                      (unaudited)

BARRELS OF OIL EQUIVALENT ("BOE")
   LA Basin (91% oil)                                   8.7                     8.1
   S. Florida (100% oil)                                3.2                     3.6
   Illinois Basin (100% oil)                            3.5                      --
   Sold properties                                      0.2                     1.0
                                                     ------                  ------
   Total (94% oil)                                     15.6                    12.7
                                                     ======                  ======

AVERAGE SALES PRICE
   Per barrel of oil                                 $15.22                  $13.61
                                                     ======                  ======
   Per Mcf of natural gas                            $ 0.79                  $ 1.09
                                                     ======                  ======

UNIT ECONOMICS
   Average sales price per BOE                       $14.55                  $12.82
   Production expenses per BOE                         6.56                    5.90
                                                     ------                  ------
   Gross margin per BOE                                7.99                    6.92
   Upstream G&A expense per BOE                         .91                    1.09
                                                     ------                  ------
   Gross profit per BOE                              $ 7.08                  $ 5.83
                                                     ======                  ======


Oil and natural gas production for the first quarter of 1996 increased to 1.4 million BOE, as compared to the 1.1 million BOE produced in last year's first quarter. The Company's unit gross margin increased to

$7.99 per BOE, a 15% improvement over the $6.92 per BOE recorded in last year's first quarter. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $7.08 per BOE, up 21% over 1995's first quarter amount of $5.83 per BOE.

The quarter to quarter comparisons of production volumes and unit margins were affected by sales of nonstrategic properties in 1995 and 1996 and the acquisition of the Company's Illinois Basin properties in December 1995. Production attributable to properties sold in 1995 totaled 67,000 BOE or an average of 744 BOE per day during the 1995 first quarter. During the first quarter of 1996, net production from the Illinois Basin properties totaled 318,000 barrels of oil or an average of 3,500 barrels of oil per day. The Illinois Basin properties have higher unit production expenses than the Company's other properties and also receive higher oil price realizations against the benchmark NYMEX index price.

Oil and natural gas revenues increased 41% to $20.7 million for the first quarter of 1996 due to increased production volumes and higher average product prices. The Company's average wellhead price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX prices, increased 13% to $14.55 per BOE. The increase in product price is attributable to the higher priced Illinois Basin production and the impact on the Company's floating price barrels of increased crude oil prices. The average crude oil spot price on the NYMEX for the first quarter of 1996 was $19.55 per barrel, $1.20 above the $18.35 per barrel average for the 1995 first quarter. Approximately 72% of the Company's production was hedged during the 1996 first quarter. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing product prices. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the average price per BOE by $1.47 and $.46 in the first quarter of 1996 and 1995, respectively.

The Company's oil production, revenues and unit margins in future periods will be affected by the Company's development well at its South Florida Raccoon Point Field which was completed in late March. The well was placed on production March 26, 1996, and averaged around 3,300 barrels of oil and 300 barrels of water per day through its first full month of production. The Company owns a 100% working interest (84% net revenue interest) in this well.

The Company's downstream segment reported a gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $2.0 million for the first quarter of 1996, reflecting an approximate 30% increase over the $1.5 million reported for the 1995 quarter. Gross revenues were $102.8 million and $78.9 million for the respective periods. Such results are directly attributable to continued expansion of its base level activities. Total average daily crude oil volumes marketed and terminalled during the 1996 first quarter were 53,000 barrels and 59,000 barrels, respectively. Such amounts represent respective increases of 15% and 34% as compared with average daily volumes of 46,000 barrels and 44,000 barrels in last year's first quarter. As a result of the relatively fixed portion of this segment's overhead and operating infrastructure, gross profit (gross margin less downstream general and administrative ("G&A") expenses) increased 41%, totaling $1.2 million versus $851,000 in last year's first quarter.

Primarily as a result of the higher cost Illinois Basin production, unit production expenses in the first quarter of 1996 increased approximately 11% to $6.56 per BOE. Unit production expenses for the Illinois Basin properties averaged $12.00 per barrel in the fourth quarter of 1995 but were reduced by 30% to an average of $8.50 per barrel during the first quarter of 1996 due to changes implemented by the Company subsequent to the December 1995 acquisition of these properties. As a result, unit gross margin for the Illinois Basin properties increased approximately 60% to over $9.00 per barrel. Total production expenses increased to $9.3 million from $6.8 million for the first quarter of 1995 primarily due to the acquisition of the Illinois Basin properties.

The Company extended its three year trend of reducing unit G&A expenses as unit upstream G&A expenses decreased 17% to $.91 per BOE as compared to $1.09 per BOE in last year's first quarter. On an annual basis, unit upstream G&A expenses were $2.48, $1.34, $1.04 and $.99 per BOE in 1992, 1993, 1994 and 1995,
respectively. Total G&A expenses, including downstream activities, were $2.1 million for the three months ended March 31, 1996, compared to $1.9 million for the 1995 period. The increase is primarily attributable to increased expenses associated with the Company's downstream activities.

Depreciation, depletion and amortization ("DD&A") expense increased to $4.9 million from $4.0 million reported in the first quarter of 1995 due primarily to higher production volumes. The Company's DD&A rate was $3.00 per BOE in both quarters. Interest expense for the quarter ended March 31, 1996, increased to $4.2 million from $3.3 million reported for the comparative prior year quarter primarily due to higher outstanding debt levels.

In the first quarter of 1996, the Company recorded a $4.0 million charge related to the settlement of litigation. The Company and certain of its officers and directors and a former director and officer were named in two class action lawsuits filed in 1992 and 1993 seeking an aggregate of approximately $90 million in compensatory damages and punitive damages in an unspecified amount for alleged violations of the federal securities laws and state common law arising out of certain alleged misrepresentations and omissions in the Company's disclosure regarding its onshore natural gas exploration activities. On March 6, 1996, the Company announced that it had notified the court that a settlement in principle had been reached in such cases. Under the terms of the settlement, the plaintiffs agreed to dismiss all claims against the Company and its officers and directors in exchange for a cash payment of approximately $6.25 million. Approximately $4.1 million of such amount is expected to be paid by the Company's insurance carrier, leaving approximately $2.1 million to be contributed by the Company. Taking into account prior costs incurred by the Company to defend these suits, this settlement resulted in a charge to 1996 first quarter earnings of $4 million. The settlement is subject to the approval of the court.

Effective in 1992, Financial Accounting Standard 109 ("FAS 109") required companies to record an asset or a liability, as appropriate for the net tax position of each company as a result of temporary differences between financial reporting standards and tax reporting requirements. However, FAS 109 also required companies with deferred tax assets to provide a valuation allowance for the portion of the deferred tax asset that management concluded was more likely than not to expire before the company would generate sufficient income to realize such tax asset. The Company adopted FAS 109 in 1992 and at such time recorded a net tax asset of approximately $20.8 million, but also recorded a valuation reserve against the full amount of such asset to reflect management's uncertainty, based on all information then available, with respect to the realization of such asset.

At December 31, 1995, the Company had a net deferred tax asset of approximately $18.3 million. While such amount was fully reserved, management was reassessing the Company's ability to realize a portion of such asset in light of recent and anticipated improvement in the Company's outlook for sustained profitability.

In the first quarter of 1996, the Company reduced its valuation allowance resulting in the immediate recognition of an $11 million credit to deferred income tax expense. Management believes that it is more likely than not that it will generate taxable income sufficient to realize the $11 million of unreserved tax benefits associated with certain of the Company's Net Operating Loss ("NOL") carryforwards prior to their expiration. The reserve adjustment incorporates management's assessment of the significant, cumulative progress made by the Company over the last three years to reduce unit expenses, increase unit gross margins and substantially increase its production and proved reserves through its acquisition and exploitation activities. From 1992 to 1995, unit G&A expense declined 60%, unit gross profit increased 26% and production and proved reserves increased 84% and 154%, respectively. Such reassessment is also reinforced by first quarter 1996 events which include refinancing of long-term debt, achievement of substantial expense reductions on the Illinois Basin properties and results of drilling and other exploitation activities in the Company's other core areas.

The remaining $7.3 million of deferred tax asset was not recognized due to limitations imposed by the IRS regarding the utilization of NOLs generated prior to certain of the Company's subsidiaries being acquired and the uncertainty of utilizing the Company's investment tax credit ("ITC") carryforwards. While the Company's tax planning strategies address certain of these restrictions on the application of subsidiary NOLs, management is currently uncertain as to the extent such strategies will be successful and therefore concluded that a reserve for these amounts was appropriate.

Estimates of future taxable income generated using future net cash flows contained in reserve reports prepared by independent consulting firms in accordance with regulations prescribed by the Securities and Exchange Commission (the "SEC") also indicate that the unreserved portion of such deferred tax assets will be realized. Such reserve data was utilized in calculating the standardized measure of discounted future net cash flows (the "Standardized Measure") presented in the Company's year-end financial statements. See Form 10-K, Item 2, "Properties--Oil and Natural Gas Reserves". Despite the significant turnaround achieved over the last three years and the current outlook for profitability, due to the uncertainties in the oil and gas industry, including but not limited to forecasting production, proved reserves, product prices, production expenses and similar events beyond management's control, there can be no assurance that the Company will generate any earnings or specific level of continuing earnings.

The Company had carryforwards of approximately $164.1 million of regular tax NOLs at December 31, 1995, which expire as follows: 1996 - $7.2 million; 1997 - $3.6 million; 1998 - $5.1 million; 1999 - $7.1 million; 2000 - $7.9 million;
2001 - $4.4 million; 2002 - $11.8 million; 2003 - $9.4 million; 2004 - $0; 2005
- - $7.2 million; and thereafter through 2010 - $100.4 million.

On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25% (the "Series A 10.25% Notes"). A portion of the proceeds from the Series A 10.25% Notes were used to redeem the 12% Notes. On March 19, 1996, the Company called for the redemption of the 12% Notes and deposited $112.6 million with the trustee of the 12% Notes to cover the principal amount called, the call premium of $6 million and $6.6 million for accrued interest through the redemption date. The 12% Notes were redeemed on April 18, 1996. For financial reporting purposes, the debt is considered to be extinguished as of March 19, 1996. Accordingly, the $112.6 million on deposit with the trustee, the $100 million principal amount of 12% Notes and the related unamortized debt issue costs of approximately $2 million were defeased from the Condensed Consolidated Balance Sheet at March 31, 1996, and the Company recognized an extraordinary loss of $8.5 million.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25%. Such notes were issued pursuant to a Rule 144A private placement at approximately 99.38% to yield 10.35%. The Series A 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the Series A 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds (as defined) of any Public Equity Offering (as defined).

The indenture under which the Series A 10.25% Notes were issued (the "Indenture") contains covenants including, but not limited to, covenants with respect to the following: (i) limitations on incurrence of additional indebtedness; (ii) limitations on certain investments; (iii) limitations on restricted payments; (iv) limitations on disposition of assets; (v) limitations on dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on liens; and
(viii) restrictions on mergers, consolidations and transfers of assets. In the event of a Change of Control and a corresponding rating decline, as both are defined in the Indenture, the Company will be required to make an offer to repurchase the Series A 10.25% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The Series A 10.25% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and are guaranteed by all of the Company's principal subsidiaries.

Proceeds from the sale of the Series A 10.25% Notes, net of offering costs, were approximately $144.9 million and were used to redeem the 12% Notes at 106% of the $100 million principal amount outstanding and together with amounts borrowed under the Company's revolving credit facility (the "Revolving Credit Facility") to retire the Illinois Basin acquisition bridge indebtedness. Prior to redemption, the 12% Notes had an average remaining life of three years and scheduled maturities of $50 million in each of 1998 and 1999.

On May 7, 1996, the Company filed a registration statement on Form S-4 for an offer to exchange 10.25% Senior Subordinated Notes due 2006, Series B, (the "Series B 10.25% Notes") for all of the outstanding Series A 10.25% Notes. The Series B 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series A 10.25% Notes for which they may be exchanged, except for certain transfer restrictions and registration rights relating to the Series A 10.25% Notes and except for certain interest provisions relating to such rights. Comments on the registration statement have not yet been received from the SEC.

In April 1996, the Revolving Credit Facility and borrowing base thereunder was increased to $125 million from $75 million. The Revolving Credit Facility, as amended, converts to a term loan on May 1, 1998, with a final maturity of May 1, 2003 and bears interest at the option of the Company at LIBOR plus 1.75% or Base Rate (as defined therein) plus .375%. The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock and personal property of all subsidiary guarantors. At March 31, 1996, the Company had $62.4 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

At March 31, 1996, the Company had a working capital deficit of approximately $10.1 million compared to a deficit of $4.7 million at December 31, 1995. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.

Investing and Financing Activities

Net cash flows used in investing activities were $11.0 million and $1.8 million for the three months ended March 31, 1996 and 1995, respectively. Investing activities include payments for acquisition, exploration and development costs of $10.1 million and $3.5 million for these same periods, respectively. Also included in investing activities are proceeds from the sale of certain minor properties of $1.9 million for the three months ended March 31, 1995.

Net cash provided by financing activities amounted to $1.7 million and $1.2 million for the three months ended March 31, 1996 and 1995, respectively. Financing activities during 1996 include net proceeds of approximately $144.9 million from the Series A 10.25% Notes, approximately $107 million for the repayment of the 12% Notes, including the 6% call premium and the net defeasance costs and approximately $42 million for the repayment of the Illinois Basin acquisition bridge indebtedness. Included in both years are net proceeds from borrowings under the Revolving Credit Facility as a result of acquisition, exploration and development activities.

Changing Oil and Natural Gas Prices

The Company is heavily dependent on crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity.
Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. For the remainder of 1996, the Company has committed an average of approximately 11,600 barrels of oil per day to fixed price arrangements that expire at various times throughout 1996 at a NYMEX index price (before location and quality discounts) of approximately $18 per barrel. Such arrangements represent approximately 75% of the Company's 1995 average daily oil production pro forma for the acquisition of the Illinois Basin properties and partially mitigate the adverse impact of potential oil price declines on the Company's operating results.

PART II.  OTHER INFORMATION

Item 1 - On April 27, 1992, the Company and certain of its officers and directors and a former director and officer were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Texas captioned Judith Rubinstein and Howard Greenwald v. Collins, et al., C.A. No. H-92-1297. The complaint brought a class action (the class period of which is October 23, 1991, through April 13, 1992) for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiffs, who purport to have purchased their Common Stock in open market transactions (300 and 375 shares, respectively), contend the class is entitled to approximately $30 million for compensatory damages and punitive damages in an unspecified amount. The Company filed a motion to dismiss in July 1992. On August 24, 1992, the Court entered an Order of Dismissal and a Final Judgment dismissing the plaintiffs' complaint for failure to state a claim under the federal securities laws and/or under the common law of the State of Texas. On September 10, 1992, the plaintiffs filed a Notice of Appeal of the District Court's judgment with the United States Court of Appeals for the Fifth Circuit (No. 92-2736). On May 5, 1994, the Fifth Circuit Court ruled, among other things, that the plaintiffs had sufficiently pleaded claims under the federal securities laws and under Texas common law and reversed the trial court's dismissal and remanded the case to the trial court for further proceedings.

On July 27, 1993, a second case similar to the Rubinstein case described in the preceding paragraph was filed in the United States District Court for the Southern District of Texas captioned Gloria Moroson v. Collins, et al., C.A. No. H-93-2305, naming the Company and certain of its officers and directors and a former director and officer as defendants. The complaint brought a class action (the class period of which is May 11, 1992, through August 14, 1992) for, among other things, alleged violations of Sections 10(b) and 20(a) of the Exchange Act and for state law fraud and negligent misrepresentation, arising out of certain alleged misrepresentations and omissions in the Company's disclosures regarding its onshore natural gas exploration activities. The plaintiff, who purported to have purchased 50 shares of Common Stock in an open market transaction, contends the class is entitled to approximately $60 million for compensatory damages and punitive damages in an unspecified amount. These amounts were alleged to be in addition to the damages claimed in the Rubinstein case. In June 1994, the trial court granted the Company's motion to consolidate the Rubinstein and Moroson cases. On February 20, 1996, the Court denied the Company's motion for summary judgment in these two cases and set a trial date for May 8, 1996.

On March 6, 1996, the Company announced that it had notified the Court that a settlement in principle had been reached in the Rubinstein and Moroson cases. Under the terms of the settlement, the plaintiffs agreed to dismiss all claims against the Company and its officers and directors in exchange for a cash payment of approximately $6.25 million. Approximately $4.1 million of such amount is expected to be paid by the Company's insurance carrier, leaving approximately $2.1 million to be contributed by the Company. Taking into account prior costs incurred by the Company to defend these suits, this settlement resulted in a charge to 1996 first quarter earnings of approximately $4 million. The settlement is subject to the approval of the Court. If the settlement is not consummated and if the Company ultimately were required to pay a substantial portion of the $90 million in compensatory damages sought by the plaintiffs, it would have a material adverse effect on the Company.

          On July 9, 1987, Exxon filed an interpleader action in the United States District Court for the Middle District of Florida, Exxon Corporation v.
E. W. Adams, et al., Case Number 87-976-CIV-T-23-B. This action was filed by Exxon Corporation ("Exxon") to interplead royalty funds as a result of a title controversy between certain mineral owners in the Raccoon Point field in the Sunniland Trend in Florida. One group of mineral owners, John W. Hughes, et al. (the "Hughes Group"), filed a counterclaim against Exxon alleging fraud, conspiracy, conversion of funds, declaratory relief, federal and Florida RICO violations, breach of contract and accounting, as well as challenging the validity of certain oil and natural gas leases owned by Exxon, and seeking exemplary and treble damages. In March 1993, but effective November 1, 1992, Calumet Florida Inc. ("Calumet"), a wholly-owned subsidiary of the Company, acquired all of Exxon's leases in the field affected by this lawsuit. In order to address those counterclaims challenging the validity of certain oil and natural gas leases, which constitute approximately 10% of the lands underlying this unitized field, Calumet filed a motion to join Exxon as plaintiff in the subject lawsuit, which was granted July 29, 1994. In August 1994, the Hughes Group amended its counterclaim to add Calumet as a counter-defendant. Exxon and Calumet filed a motion to dismiss the counterclaims. On March 22, 1996, the Court granted Exxon's and Calumet's motion to dismiss the counterclaims alleging fraud, conspiracy, and federal Florida RICO violations and challenging the validity of certain of the Company's oil and natural gas leases but denied such motion as to the counterclaim alleging conversion of funds. The Company believes that the counterclaim alleging conversion of funds is without merit and intends to vigorously defend against such claim. No trial date has been set in this case.

Item 2 - None


Item 3 - None


Item 4 - None


Item 5 - None


Item 6 -

     A.   Exhibits

          10(n) Third Amended and Restated Credit Agreement dated as of April 11, 1996, between Plains Resources Inc., Internationale Nederlanden (U.S.) Capital Corporation, The First National Bank of Boston, Den norske Bank AS, First Interstate Bank of Texas, N.A., and Texas Commerce Bank National Association.

          11.       Computation of per share earnings

          27.       Financial Data Schedule

     B.   Report on Form 8-K
          The Company filed a Current Report on Form 8-K dated March 5, 1996, reporting under Item 5 thereof the commencement of the offering of $125 million of Senior Subordinated Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               PLAINS RESOURCES INC.



Date: May 9, 1996              By:/s/ Cynthia A. Feeback
      -----------                 ----------------------
                                  Cynthia A. Feeback, Controller and
                                  Principal Accounting Officer
                                  (Principal Accounting Officer)