Form 10-Q
period 1996-06-30
PLAINS RESOURCES INC
filed 1996-08-09
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                                (713) 654-1414
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ----      ----

16,278,170 shares of common stock $.10 par value, issued and outstanding at July 31, 1996.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

- --------------------------------------------------------------------------------


GENERAL

   This Quarterly Report on Form 10-Q is filed on behalf of Plains Resources Inc. (the "Company") and the following wholly-owned subsidiaries, which are guarantors ("Subsidiary Guarantors") of $150 million principal amount of 10.25% Senior Subordinated Notes due 2006 (the "10.25% Notes").

                                          State or other jurisdictions of   I.R.S. Employer
         Subsidiary Guarantors             incorporation or organization   Identification No.
- ----------------------------------------  -------------------------------  ------------------
Calumet Florida Inc.                                  Delaware                  35-1880416
Plains Illinois Inc.                                  Delaware                  76-0487569
Plains Marketing & Transportation Inc.                Delaware                  76-0339476
Plains Resources International Inc.                   Delaware                  76-0040974
PRI Producing Inc.                                    Delaware                  73-1197243
PLX Crude Lines Inc.                                  Delaware                  76-0387477
PLX Ingleside Inc.                                    Delaware                  76-0493777
Plains Terminal & Transfer Corporation                Delaware                  76-0376679
Stocker Resources, Inc.                               California                33-0421175
Stocker Resources, L.P.                               California                33-0430755




PART I.  FINANCIAL INFORMATION

                                                             PAGE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets:
June 30, 1996 and December 31, 1995...........................3
Condensed Consolidated Statements of Operations:
For the three and six months ended June 30, 1996 and 1995.....4
Condensed Consolidated Statements of Cash Flows:
For the six months ended June 30, 1996 and 1995...............5
Notes to Condensed Consolidated Financial Statements..........6

   Separate financial statements of Calumet Florida Inc., Plains Illinois Inc., Plains Marketing & Transportation Inc., Plains Resources International Inc., PRI Producing Inc., PLX Crude Lines Inc., PLX Ingleside Inc., Plains Terminal & Transfer Corporation, Stocker Resources, Inc., and Stocker Resources, L.P., as Subsidiary Guarantors of the 10.25% Notes, have not been included herein because (a) such guarantors are jointly and severally liable for full and unconditional guarantees of the 10.25% Notes and (b) the aggregate earnings of such guarantors and the Company are equivalent, and the aggregate net assets and equity of such guarantors and the Company are substantially equivalent, to the net assets, earnings and equity of the Company on a consolidated basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS......................... 9


PART II.  OTHER INFORMATION..................................18

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                      JUNE 30,      DECEMBER 31,
                                                                                                        1996            1995
                                                                                                     -----------    ------------
                                                                                                     (unaudited)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                             $   5,605          $   6,129
Accounts receivable and other                                                                            71,049             52,383
Inventory                                                                                                 4,385              5,120
                                                                                                      ---------          ---------

Total current assets                                                                                     81,039             63,632
                                                                                                      ---------          ---------

PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
  Subject to amortization                                                                               346,897            328,712
  Not subject to amortization                                                                            50,301             48,795
Downstream assets, primarily crude oil terminal and storage facility                                     34,634             32,788
Other property and equipment                                                                              7,527              7,789
                                                                                                      ---------          ---------
                                                                                                        439,359            418,084
Less allowance for depreciation, depletion and amortization                                            (147,285)          (137,546)
                                                                                                      ---------          ---------

                                                                                                        292,074            280,538
                                                                                                      ---------          ---------

DEFERRED INCOME TAXES, NET                                                                               11,000                 --
OTHER ASSETS                                                                                              9,869              7,876
                                                                                                      ---------          ---------

                                                                                                      $ 393,982          $ 352,046
                                                                                                      =========          =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                                        $  77,259          $  56,573
Interest payable                                                                                          5,253              3,977
Royalties payable and drilling advances                                                                   6,431              6,364
Notes payable and other current obligations                                                                 521              1,467
                                                                                                      ---------          ---------

Total current liabilities                                                                                89,464             68,381

BANK DEBT                                                                                                65,000             98,000
SUBORDINATED DEBT                                                                                       149,093            100,000
OTHER LONG-TERM DEBT                                                                                      4,089              7,089
OTHER LONG-TERM LIABILITIES                                                                               1,496              1,547
                                                                                                      ---------          ---------

                                                                                                        309,142            275,017
                                                                                                      ---------          ---------

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 50,000,000 shares authorized;                                               1,628              1,618
 issued and outstanding 16,276,490 at June 30, 1996,
 and 16,178,670 shares at December 31, 1995
Additional paid-in capital                                                                              118,680            118,090
Accumulated deficit                                                                                     (35,468)           (42,679)
                                                                                                      ---------          ---------

                                                                                                         84,840             77,029
                                                                                                      ---------          ---------

                                                                                                      $ 393,982          $ 352,046
                                                                                                      =========          =========

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                      JUNE 30,              JUNE 30,
                                                                                -------------------   ---------------------
                                                                                  1996       1995        1996       1995
                                                                                --------    -------   ---------   ---------
REVENUE
Oil and natural gas sales                                                       $ 25,115    $15,789   $  45,772   $  30,478
Marketing, transportation and storage                                            130,760     79,392     233,550     158,278
Interest and other income                                                             55         75         121         147
                                                                                --------    -------   ---------   ---------
                                                                                 155,930     95,256     279,443     188,903
                                                                                --------    -------   ---------   ---------


EXPENSES
Production expenses                                                                9,319      7,148      18,631      13,907
Purchases, transportation and storage                                            128,258     77,796     229,099     155,184
General and administrative                                                         1,984      1,876       4,042       3,774
Depreciation, depletion and amortization                                           5,532      4,127      10,421       8,125
Interest expense                                                                   4,335      3,395       8,532       6,680
Litigation settlement                                                                 --         --       4,000          --
                                                                                --------    -------   ---------   ---------
                                                                                 149,428     94,342     274,725     187,670
                                                                                --------    -------   ---------   ---------

Income before income taxes and extraordinary item                                  6,502        914       4,718       1,233
Income tax expense (benefit)                                                       1,888         --      (9,112)         --
                                                                                --------    -------   ---------   ---------

INCOME BEFORE EXTRAORDINARY ITEM                                                   4,614        914      13,830       1,233

EXTRAORDINARY ITEM:
  (Loss) on early extinguishment of debt, net of tax benefit                       1,888         --      (6,619)         --
                                                                                --------    -------   ---------   ---------

NET INCOME                                                                      $  6,502    $   914   $   7,211   $   1,233
                                                                                ========    =======   =========   =========

Net income (loss) per common and common equivalent share:
  Before extraordinary item                                                         $.26       $.06        $.80        $.08
  Extraordinary item                                                                 .11         --        (.38)         --
                                                                                --------    -------   ---------   ---------

                                                                                    $.37       $.06        $.42        $.08
                                                                                ========    =======   =========   =========

Weighted average number of common and common equivalent shares                    17,573     16,002      17,335      15,737
                                                                                ========    =======   =========   =========

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                      ----------------------------
                                                                                                         1996               1995
                                                                                                      ---------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             $  18,287          $   6,718
                                                                                                      ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and natural gas properties                                                  3,066              1,765
Payment for acquisition, exploration and development costs                                              (22,326)            (8,343)
Payment for additions to other property and assets                                                       (1,188)              (695)
                                                                                                      ---------          ---------

Net cash used in investing activities                                                                   (20,448)            (7,273)
                                                                                                      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                                            202,223             23,750
Principal payments of long-term debt                                                                   (189,900)           (18,850)
Costs incurred to redeem long-term debt                                                                  (6,468)                 -
Payments of other long-term debt                                                                         (3,946)            (1,505)
Other                                                                                                      (272)               224
                                                                                                      ---------          ---------

Net cash provided by financing activities                                                                 1,637              3,619
                                                                                                      ---------          ---------

Net increase (decrease) in cash and cash equivalents                                                       (524)             3,064
Cash and cash equivalents, beginning of period                                                            6,129              1,291
                                                                                                      ---------          ---------

Cash and cash equivalents, end of period                                                              $   5,605          $   4,355
                                                                                                      =========          =========

           See notes to condensed consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

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

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at June 30, 1996, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2 -- LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT

On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25% (the "Series A 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 99.38% to yield 10.35%. The Series A 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the Series A 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds (as defined therein) of any Public Equity Offering (as defined therein).

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

On June 26, 1996, the Company commenced an offer to exchange 10.25% Senior Subordinated Notes due 2006, Series B, (the "Series B 10.25% Notes") for all of the outstanding Series A 10.25% Notes. The Series B 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series A 10.25% Notes for which they may be exchanged, except for certain transfer restrictions and registration rights relating to the Series A 10.25% Notes and except for certain interest provisions relating to such rights. The exchange offer expired on August 8, 1996, with a total principal amount of $149.5 million of the Series A 10.25% Notes being exchanged.

On March 19, 1996, the Company called for the redemption of the 12% Notes and deposited $112.6 million with the trustee of the 12% Notes to cover the principal amount called, the call premium of $6 million and $6.6 million for accrued interest through the redemption date. The 12% Notes were redeemed on April 18, 1996, and the Company has recognized an extraordinary loss of $6.6 million, net of deferred tax benefit of $1.9 million, through June 30, 1996 (See
Note 4).

In April 1996, the Company's revolving credit facility (the "Revolving Credit Facility") and borrowing base thereunder was increased to $125 million from $75 million. The Revolving Credit Facility, as amended, matures on May 1, 1998, at which time the remaining outstanding balance converts to a term loan which is repayable in twenty equal quarterly installments commencing August 1, 1998. The Revolving Credit Facility bears interest, at the option of the Company, at either LIBOR plus 1.75% or Base Rate (as defined therein) plus .375%. Final maturity of the Revolving Credit Facility occurs on May 1, 2003. The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock and personal property of all subsidiary guarantors. At June 30, 1996, the Company had $65 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

NOTE 3 -- LITIGATION SETTLEMENT

The Company and certain of its officers and directors and a former director and officer were named in two class action lawsuits filed in 1992 and 1993 seeking an aggregate of approximately $90 million in compensatory damages and punitive damages in an unspecified amount for alleged violations of the federal securities laws and state common law arising out of certain alleged misrepresentations and omissions in the Company's disclosure regarding its onshore natural gas exploration activities. On March 6, 1996, the Company announced that it had notified the court that a settlement in principle had been reached in such cases. Under the terms of the settlement, the plaintiffs agreed to dismiss all claims against the Company and its officers and directors in exchange for a cash payment of approximately $6.25 million. Approximately $4.1 million of such amount is expected to be paid by the Company's insurance carrier, leaving approximately $2.1 million to be contributed by the Company. Taking into account prior costs incurred by the Company to defend these suits, this settlement resulted in a charge to 1996 first quarter earnings of $4 million. The settlement is subject to the approval of the court. A hearing has been set for September 25, 1996, for the court to determine whether the settlement agreement should be approved. If the settlement is not consummated and if the Company ultimately were required to pay a substantial portion of the $90 million in compensatory damages sought by the plaintiffs, it would have a material adverse effect on the Company.

NOTE 4 -- INCOME TAXES

During the first quarter of 1996, the Company reversed $11 million of the $18.3 million valuation allowance which was reserved against its net deferred tax asset of $18.3 million. Accordingly, a credit to deferred income tax expense of $11 million was reflected in the first quarter of 1996. As of June 30, 1996, the valuation allowance was approximately $7.3 million.

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

During the second quarter of 1996, the Company recognized a deferred tax provision of $1.9 million and an offsetting $1.9 million deferred tax benefit reported as an extraordinary item. Such deferred tax benefit is attributable to the first quarter extraordinary loss from the redemption of the 12% Notes (See
Note 2).

NOTE 5 -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common and common equivalent shares of Common Stock outstanding. Common equivalent shares include employee stock options and warrants.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three month periods ended June 30, 1996 and 1995

For the quarter ended June 30, 1996, the Company reported net income before extraordinary items of $4.6 million, or $.26 per share, on total revenue of $155.9 million. This compares with net income of $914,000, or $.06 per share, on total revenue of $95.3 million for the second quarter of 1995. Net income after extraordinary items was $6.5 million, or $.37 per share. Cash flow from operations (net income plus noncash expenses) more than doubled, increasing 139% to $12.0 million as compared to $5.0 million in the second quarter of 1995. Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") increased 94% to $16.4 million as compared to $8.4 million in the 1995 comparative quarter. The improvement in operating results is primarily attributable to increased oil production and expanded unit operating margins in the upstream segment and continued growth in the downstream segment.

The following table sets forth certain operating information of the Company for the periods presented:

                                                 THREE MONTHS ENDED
                                                     JUNE 30,
                                        ----------------------------------
                                              1996              1995
                                        ----------------  ----------------

                                        (in thousands, except per unit data)
                                                     (unaudited)
AVERAGE DAILY PRODUCTION VOLUMES
   BARRELS OF OIL EQUIVALENT ("BOE")
   LA Basin (91% oil)...................        9.2              8.5
   S. Florida (100% oil)................        5.2              3.5
   Illinois Basin (100% oil)............        3.4               --
   Sold properties......................         --               .9
                                             ------           ------
   Total (95% oil)......................       17.8             12.9
                                             ======           ======

AVERAGE SALES PRICE
   Per barrel of oil....................     $16.01           $14.31
                                             ======           ======
   Per mcf of natural gas...............     $  .74           $ 1.02
                                             ======           ======

UNIT ECONOMICS
   Average sales price per BOE..........     $15.47           $13.44
   Production expenses per BOE..........       5.74             6.09
                                             ------           ------
   Gross margin per BOE.................       9.73             7.35
   Upstream G&A expenses per BOE........        .79             1.10
                                             ------           ------
   Gross profit per BOE.................     $ 8.94           $ 6.25
                                             ======           ======


Oil and natural gas production for the second quarter of 1996 increased 38% to
1.62 million BOE, as compared to the 1.18 million BOE produced in last year's comparative quarter. The Company's unit gross margin increased to $9.73 per BOE, a 32% improvement over the $7.35 per BOE recorded in last year's second quarter. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $8.94 per BOE, up 43% over 1995's second quarter amount of $6.25 per BOE.

The significant increase in production volumes is attributable to the Company's acquisition and exploitation activities. As a result of exploitation activities conducted in the first half of 1996, average net daily production from the Company's LA Basin properties increased to approximately 9,200 BOE per day, up 700 BOE per day, or 8% over last year's comparative quarter. Net production from the Company's South Florida Sunniland Trend properties increased approximately 50% to average 5,200 barrels of oil per day in the second quarter of 1996 as compared to 3,500 barrels per day in last year's second quarter. The current quarter average incorporates the impact of production from the Company's recent development well drilled at the Raccoon Point Field. This well was completed and placed on line in late March. Daily gross production from this well during the second quarter averaged around 3,100 barrels of oil and 300 barrels of water per day. The Company owns a 100% working interest and an 84% net revenue interest in this well.

The quarter to quarter comparisons of production volumes and unit margins were affected by sales of nonstrategic properties in 1995 and 1996 and the acquisition of the Company's Illinois Basin properties in December 1995. Production attributable to properties sold totaled 87,000 BOE or an average of 956 BOE per day during the 1995 second quarter. Net production from the Illinois Basin properties totaled 314,000 barrels of oil or an average of 3,400 barrels of oil per day during the second quarter of 1996. The Illinois Basin properties have higher unit production expenses and also receive higher oil price realizations against the benchmark NYMEX index price than the Company's other properties.

Oil and natural gas revenues increased 59% to $25.1 million for the second quarter of 1996 due to increased production volumes and higher average product prices. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX prices, increased 15% to $15.47 per BOE. The increased product price is primarily attributable to the higher quality Illinois Basin production, a reduction in the quality and location differential for the South Florida Sunniland Trend production, the December 1995 purchase of a production payment which previously burdened the price on the Company's LA Basin production, and the impact on the Company's unhedged production of increased crude oil prices. During the current year quarter, the NYMEX benchmark price averaged $21.57 per barrel, up 12% as compared to an average of $19.32 per barrel in the correlative period of 1995. This price increase had an approximate $1.4 million impact on the Company's net income and cash flow in the 1996 second quarter. Approximately 58% of the Company's oil production was hedged during the 1996 second quarter. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing product prices. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the Company's average price per BOE by $2.12 and $.42 in the second quarter of 1996 and 1995, respectively.

The Company's downstream segment reported a gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $2.5 million for the second quarter of 1996, reflecting an approximate 57% increase over the $1.6 million reported for the 1995 quarter. Gross revenues were $130.8 million and $79.4 million for the respective periods. Such results are directly attributable to the continued expansion of the downstream segment's base level activities and strong market demand for crude oil during the second quarter of 1996. Approximately $300,000 of the current year gross margin is attributable to the strong market demand for crude oil in the second quarter of 1996. Total average daily crude oil volumes marketed and terminalled during the 1996 second quarter were 59,000 barrels and 51,000 barrels, respectively. Such amounts represent respective increases of 37% and 31% as compared with average daily volumes of 43,000 barrels and 39,000 barrels in last year's second quarter. As a result of the relatively fixed portion of this segment's overhead and operating infrastructure, gross profit (gross margin less downstream general and administrative ("G&A") expenses) increased 75% to $1.8 million versus $1.0 million in last year's second quarter.

Aggregate unit production expenses declined 6% to $5.74 per BOE versus $6.09 per BOE in the second quarter of 1995. Unit production expenses were $6.56 per BOE in the first quarter of 1996. The reduction in average unit production expenses is attributable to increased production from fields with a high component of fixed production costs which do not increase with incremental production and reimbursements received in the second quarter of 1996 for electricity overcharges in the previous year. Excluding the electricity reimbursement, unit production expenses were $5.88 per BOE, or 3% below 1995's second quarter level. Total production expenses increased to $9.3 million from $7.1 million for the second quarter of 1995 primarily due to the acquisition of the Illinois Basin properties.

Unit production expenses for the LA Basin properties were $5.90 per BOE for the second quarter of 1996, or 6% lower than last year's comparative quarter partially due to the electricity reimbursement previously discussed. Excluding this adjustment, unit production expenses were $6.18 per BOE, a 2% reduction compared to last year. Unit production expenses for the South Florida Sunniland Trend properties averaged $3.63 per BOE, approximately 32% lower than the 1995 second quarter average of $5.30 per BOE. This reduction is primarily attributable to increased production from fields with a high component of fixed production costs which do not increase with incremental production. The decrease in unit production expenses in these areas was offset to some extent by the addition of the higher cost Illinois Basin production. Unit production expenses for these properties, which averaged $12.00 per barrel in the fourth quarter of 1995, averaged approximately $8.50 per barrel during the first and second quarters of 1996. The significant reduction in production expenses for the Illinois Basin properties is a result of operational modifications implemented in late 1995 and throughout the first half of 1996.

The Company extended its three year trend of reducing unit G&A expenses as unit upstream G&A expenses decreased 28% to $.79 per BOE as compared to $1.10 per BOE in last year's comparative quarter. Total G&A expenses, including downstream activities, were $2.0 million for the three months ended June 30, 1996, compared to $1.9 million for the 1995 period. The increase is primarily attributable to increased expenses associated with the Company's downstream activities.

Depreciation, depletion and amortization ("DD&A") expense increased to $5.5 million from $4.1 million reported in the second quarter of 1995 due primarily to higher production volumes. The Company's DD&A rate was $3.00 per BOE in both quarters. Interest expense for the quarter ended June 30, 1996, increased to $4.3 million from $3.4 million for the comparative prior year quarter primarily due to higher outstanding debt levels which were partially offset by a lower overall average interest rate. Capitalized interest was $.9 million and $.8 million for the three months ended June 30, 1996 and 1995, respectively.

During the second quarter, the Company recognized a deferred tax provision of $1.9 million and an offsetting $1.9 million deferred tax benefit reported as an extraordinary item. Such deferred tax benefit is attributable to the first quarter extraordinary loss from the early redemption of the Company's $100 million of 12% Senior Subordinated Notes (the "12% Notes").

Six month periods ended June 30, 1996 and 1995

For the six months ended June 30, 1996, the Company reported net income before nonrecurring items of $6.8 million, or $.39 per share, on total revenue of $279.4 million. This compares with net income of $1.2 million, or $.08 per share, on total revenue of $188.9 million for the first half of 1995. Cash flow from operations (net income plus noncash expenses) was $19.1 million, more than double the $9.4 million reported in the 1995 period. EBITDA increased 73% to $27.7 million as compared to $16.0 million in the first six months of 1995.
Such amounts are also presented before the effects of the nonrecurring items. Net cash provided by operating activities, as reported in the consolidated statements of cash flows, increased to $18.3 million for the six months ended June 30, 1996, as compared to $6.7 million for the 1995 comparative period. The improvement in operating results is primarily attributable to increased oil production and expanded unit operating margins in the upstream segment and continued growth in the downstream segment.

Nonrecurring items include a $6.6 million extraordinary loss associated with the early redemption of the 12% Notes, a $4.0 million charge related to the settlement of a four year old lawsuit and an $11.0 million tax benefit related to the reversal of a portion of the valuation reserve against the Company's deferred tax asset. Such items resulted in an aggregate increase to net income of $400,000 or $.02 per share. After giving effect to such nonrecurring items, the Company reported net income for the first six months of 1996 of $7.2 million, or $.42 per share. Before extraordinary items, net income was $13.8 million or $.80 per share.

The following table sets forth certain operating information of the Company for the periods presented:

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                    ----------------------------------
                                          1996              1995
                                    ----------------  ----------------

                                   (in thousands, except per unit data)
                                                (unaudited)
AVERAGE DAILY PRODUCTION VOLUMES
   BARRELS OF OIL EQUIVALENT
   LA Basin (91% oil)..............        9.0               8.3
   S. Florida (100% oil)...........        4.2               3.5
   Illinois Basin (100% oil).......        3.4                --
   Sold properties.................         .1               1.0
                                        ------            ------
   Total (95% oil).................       16.7              12.8
                                        ======            ======

AVERAGE SALES PRICE
   Per barrel of oil...............     $15.65            $13.97
                                        ======            ======
   Per mcf of natural gas..........     $  .77            $ 1.05
                                        ======            ======

UNIT ECONOMICS
   Average sales price per BOE.....     $15.04            $13.14
   Production expenses per BOE.....       6.12              5.99
                                        ------            ------
   Gross margin per BOE............       8.92              7.15
   Upstream G&A expenses per BOE...        .85              1.10
                                        ------            ------
   Gross profit per BOE............     $ 8.07            $ 6.05
                                        ======            ======


Oil and natural gas production for the first six months of 1996 increased 31% to
3.0 million BOE versus the 2.3 million BOE produced in the 1995 comparative period. The Company's unit gross margin increased to $8.92 per BOE, a 25% improvement over the $7.15 per BOE recorded in last year's first half. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $8.07 per BOE, up 33% over 1995's first half average of $6.05 per BOE.

The significant increase in production volumes is attributable to the Company's acquisition and exploitation activities. As a result of exploitation activities conducted in the first half of 1996, average net daily production from the Company's LA Basin properties for the first half of 1996 increased to approximately 9,000 BOE per day, up 700 BOE per day, or 8% over last year's comparative period. Net production from the Company's South Florida Sunniland Trend properties increased approximately 20% to average 4,200 barrels of oil per day in the first half of 1996 as compared to 3,500 barrels per day in last year's comparative period.
The current year South Florida Sunniland Trend average incorporates the impact of production from the Company's recent development well drilled at the Raccoon Point Field. This well was completed and placed on line in late March. Daily gross production from this well during the second quarter averaged around 3,100 barrels of oil and 300 barrels of water per day. The Company owns a 100% working interest and an 84% net revenue interest in this well.

The period to period comparisons of production volumes and unit margins were affected by sales of nonstrategic properties in 1995 and 1996 and the acquisition of the Company's Illinois Basin properties in December 1995. Production attributable to properties sold totaled 179,000 BOE or an average of 983 BOE per day during the first half of 1995. Net production from the Illinois Basin properties totaled 632,000 barrels of oil or an average of 3,400 barrels of oil per day during the first six months of 1996.

Oil and natural gas revenues increased 50% to $45.8 million for the first six months of 1996 due to increased production volumes and higher average product prices. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX prices, increased 14% to $15.04 per BOE. The increased product price is primarily attributable to the higher quality Illinois Basin production, a reduction in the quality and location differential for the South Florida Sunniland Trend production, the December 1995 purchase of a production payment which previously burdened the price on the Company's LA Basin production, and the impact on the Company's unhedged
production of increased crude oil prices.   During the current year, the NYMEX
benchmark price averaged $20.56 per barrel, up 9% as compared to an average of $18.84 in the correlative period of 1995. This price increase had an approximate $1.6 million impact on the Company's net income and cash flow for the six months ended June 30, 1996. Approximately 66% of the Company's oil production was hedged during the first half of 1996. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing product prices. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the average price per BOE by $1.82 and $.43 in the first half of 1996 and 1995, respectively.

The Company's downstream segment reported a gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $4.5 million for the first half of 1996, reflecting an approximate 44% increase over the $3.1 million reported for the 1995 period. Gross revenues were $233.6 million and $158.3 million for the respective periods. Such results are directly attributable to continued expansion of the downstream segment's base level activities and strong market demand for crude oil during the second quarter of 1996. Approximately $300,000 of the current year gross margin is attributable to the strong market demand for crude oil in the second quarter of 1996. Total average daily crude oil volumes marketed and terminalled during the 1996 first half were 56,000 barrels and 55,000 barrels, respectively. Such amounts represent respective increases of 24% and 41% as compared with average daily volumes of 45,000 barrels and 39,000 barrels in last year's first half.
As a result of the relatively fixed portion of this segment's overhead and operating infrastructure, gross profit (gross margin less downstream G&A expenses) increased 59%, totaling $3.0 million versus $1.9 million in first six months of last year.

Primarily as a result of the higher cost Illinois Basin production, unit production expenses in the first half of 1996 increased approximately 2% to $6.12 per BOE. Unit production expenses for the Illinois Basin properties, which averaged $12.00 per barrel in the fourth quarter of 1995, averaged approximately $8.50 per barrel for the six month period. The significant reduction in production expenses for the Illinois Basin properties is a result of operational modifications implemented in late 1995 and throughout the first half of 1996.

The increase in unit production expenses attributable to the Illinois Basin properties was partially offset by decreases in unit production expenses in the Company's other core areas. Unit production expenses for the LA Basin properties were $6.22 per BOE for the first six months of 1996, or 3% lower than last year's comparative period primarily due to expense reimbursements received in the second quarter of 1996 for electricity overcharges in the previous year. Unit production expenses for the South Florida Sunniland Trend properties averaged $4.02 per BOE, approximately 21% lower than the 1995 first half average of $5.06 per BOE. This reduction is primarily attributable to increased production from fields with a high component of fixed production costs which do not increase with incremental production. Total production expenses increased to $18.6 million from $13.9 million for the first half of 1995 primarily due to the acquisition of the Illinois Basin properties.

The Company extended its three year trend of reducing unit G&A expenses as unit upstream G&A expenses decreased 23% to $.85 per BOE as compared to $1.10 per BOE in last year's first half. Total G&A expenses, including downstream activities, were $4.0 million for the six months ended June 30, 1996, compared to $3.8 million for the 1995 period. The increase is primarily attributable to increased expenses associated with the Company's downstream activities.

DD&A expense increased to $10.4 million from $8.1 million reported in the first half of 1995 due primarily to higher production volumes. The Company's DD&A rate was $3.00 per BOE in both periods. Interest expense for the six months ended June 30, 1996, increased to $8.5 million from $6.7 million reported for the comparative prior year period primarily due to higher outstanding debt levels which were partially offset by a lower overall average interest rate. Capitalized interest was $1.8 million and $1.5 million for the six months ended June 30, 1996 and 1995, respectively.

The Company and certain of its officers and directors and a former director and officer were named in two class action lawsuits filed in 1992 and 1993 seeking an aggregate of approximately $90 million in compensatory damages and punitive damages in an unspecified amount for alleged violations of the federal securities laws and state common law arising out of certain alleged misrepresentations and omissions in the Company's disclosure regarding its onshore natural gas exploration activities. On March 6, 1996, the Company announced that it had notified the court that a settlement in principle had been reached in such cases. Under the terms of the settlement, the plaintiffs agreed to dismiss all claims against the Company and its officers and directors in exchange for a cash payment of approximately $6.25 million. Approximately $4.1 million of such amount is expected to be paid by the Company's insurance carrier, leaving approximately $2.1 million to be contributed by the Company. Taking into account prior costs incurred by the Company to defend these suits, this settlement resulted in a charge to 1996 first quarter earnings of $4 million. The settlement is subject to the approval of the Court. A hearing has been set for September 25, 1996, for the Court to determine whether the settlement agreement should be approved.

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

In the first quarter of 1996, the Company reduced its valuation allowance resulting in the recognition of an $11 million credit to deferred income tax expense. Management believes that it is more likely than not that it will generate taxable income sufficient to realize the $11 million of unreserved tax benefits associated with certain of the Company's net operating loss ("NOL") carryforwards prior to their expiration. The reserve adjustment incorporates management's assessment of the significant, cumulative progress made by the Company over the last three years to reduce unit expenses, increase unit gross margins and substantially increase its production and proved reserves through its acquisition and exploitation activities. From 1992 to 1995, unit G&A expenses declined 60%, unit gross profit increased 26% and production and proved reserves increased 84% and 154%, respectively. Such reassessment is also reinforced by first quarter 1996 events which include refinancing of long-term debt, achievement of substantial expense reductions on the Illinois Basin properties and results of drilling and other exploitation activities in the Company's other core areas.

The remaining $7.3 million of deferred tax asset was not recognized due to limitations imposed by the IRS regarding the utilization of NOLs generated prior to certain of the Company's subsidiaries being acquired and the uncertainty of utilizing the Company's investment tax credit ("ITC") carryforwards. While the Company's tax planning strategies address certain of these restrictions on the application of subsidiary NOLs, management is currently uncertain as to the extent such strategies will be successful and therefor concluded that a reserve for these amounts was appropriate.

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

During the second quarter, the Company recognized a deferred tax provision of $1.9 million and an offsetting $1.9 million deferred tax benefit reported as an extraordinary item. Such deferred tax benefit is attributable to the first quarter extraordinary loss from the early redemption of the Company's 12% Notes. In April 1996, the Company redeemed the 12% Notes and in connection therewith, the Company has recognized an extraordinary loss of $6.6 million, net of deferred tax benefit, through June 30, 1996.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25% (the "Series A 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 99.38% to yield 10.35%. The Series A 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the Series A 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds (as defined therein) of any Public Equity Offering (as defined therein).

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

Proceeds from the sale of the Series A 10.25% Notes, net of offering costs, were approximately $144.9 million and were used to redeem the 12% Notes at 106% of the $100 million principal amount outstanding and, together with amounts borrowed under the Company's revolving credit facility (the "Revolving Credit Facility"), to retire the Illinois Basin acquisition bridge indebtedness. Prior to redemption, the 12% Notes had an average remaining life of three years and scheduled maturities of $50 million in each of 1998 and 1999.

On June 26, 1996, the Company commenced an offer to exchange 10.25% Senior Subordinated Notes due 2006, Series B, (the "Series B 10.25% Notes") for all of the outstanding Series A 10.25% Notes. The Series B 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series A 10.25% Notes for which they may be exchanged, except for certain transfer restrictions and registration rights relating to the Series A 10.25% Notes and except for certain interest provisions relating to such rights. The exchange offer expired on August 8, 1996, with a total principal amount of $149.5 million of the Series A 10.25% Notes being exchanged.

In April 1996, the Revolving Credit Facility and borrowing base thereunder was increased to $125 million from $75 million. The Revolving Credit Facility, as amended, matures on May 1, 1998, at which time the remaining outstanding balance converts to a term loan which is repayable in twenty equal quarterly installments commencing August 1, 1998. The Revolving Credit Facility bears interest, at the option of the Company, at either LIBOR plus 1.75% or Base Rate (as defined therein) plus .375%. Final maturity of the Revolving Credit Facility occurs on May 1, 2003. The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock and personal property of all subsidiary guarantors. At June 30, 1996, the Company had $65 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

At June 30, 1996, the Company had a working capital deficit of approximately $8.4 million compared to a deficit of $4.7 million at December 31, 1995. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.

Investing and Financing Activities

Net cash flows used in investing activities were $20.4 million and $7.3 million for the six months ended June 30, 1996 and 1995, respectively. Investing activities include payments for acquisition, exploration and development costs of $22.3 million and $8.3 million for these same periods, respectively. Also included in investing activities are proceeds from the sale of certain nonstrategic properties of $3.1 million and $1.8 million for the six months ended June 30, 1996 and 1995, respectively.

Net cash provided by financing activities amounted to $1.6 million and $3.6 million for the six months ended June 30, 1996 and 1995, respectively.
Financing activities during 1996 include net proceeds of approximately $144.9 million from the Series A 10.25% Notes, approximately $107 million for the repayment of the 12% Notes, including the 6% call premium and the net defeasance costs, and approximately $42 million for the repayment of the Illinois Basin acquisition bridge indebtedness. Included in both years are proceeds and payments under the Revolving Credit Facility as a result of acquisition, exploration and development activities.

Changing Oil and Natural Gas Prices

The Company is heavily dependent on crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. For the second half of 1996, the Company has committed an average of approximately 12,500 barrels of oil per day, or approximately 70% of 1996 second quarter average daily production, to fixed price arrangements at a NYMEX index price (before location and quality discounts) of approximately $18 per barrel. The Company has also established hedges on approximately 11,000 barrels per day for the first quarter of 1997 at approximately $18.50 per barrel, and an average of approximately 5,000 barrels per day at approximately $18.00 per barrel through the remainder of 1997. Such arrangements partially mitigate the adverse impact of potential oil price declines on the Company's operating results.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

The information set forth in "Note 3 -- Litigation Settlement" to the Company's financial statements included in "Part I of this report and in "Part II,
Item 1 - Legal Proceedings" of the Company's Form 10-Q for the quarterly period ended March 31, 1996, is incorporated herein by reference.

The Company and certain of its officers and directors and a former director and officer were named as defendants in two class action lawsuits filed in the United States District Court for the Southern District of Texas captioned Judith Rubinstein, et al v. Collins, et al (C.A. No. 92-1297) and Gloria Moroson, v. Collins, et al (C.A. No. H-93-2305). As previously reported, a Stipulation of Settlement has been filed with the Court in these cases. A hearing has been set for September 25, 1996, for the court to determine whether the settlement agreement set forth in the Stipulation of Settlement should be approved.

As previously reported, Calumet Florida, Inc., a wholly-owned subsidiary of the Company, is a party to a lawsuit in the United States District Court for the Middle District of Florida styled Exxon Corporation v. E.W. Adams, et al., Case Number 87-976-CIV-T-23-B. The Company has reached an agreement in principle with all parties to settle this case. In consideration for full and final settlement, and dismissal with prejudice of all issues in this case, the Company has agreed to pay to the defendants the total sum of $100,000, and release certain royalty amounts held in suspense and in the court registry during the pendency of this case. The parties have agreed to use their best efforts to draft and execute by August 24, 1996, the definitive settlement documents required to finalize this settlement.

Item 2 - Material Modification of Rights of Registrant's Securities

None


Item 3 - Defaults on Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Stockholders (the "Meeting") of the Company was held on May 23, 1996. At the Meeting, holders of common stock, $.10 par value, of the Company ("Common Stock"), elected eight members of the Company's Board of Directors and approved the Company's 1996 Stock Incentive Plan. No other matters were voted on at the Meeting.

Out of the 16,183,320 shares of Common Stock entitled to vote at the Meeting, there were 13,670,523 shares of Common Stock represented at the Meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person.

The tabulation of votes for each director nominee is as follows:


NOMINEES FOR ELECTION TO THE
COMPANY'S BOARD OF DIRECTORS    Votes "For"  Withheld
                                -----------  --------
Greg L. Armstrong                13,646,882    23,641
Robert A. Bezuch                 13,646,847    23,676
Tom H. Delimitros                13,646,847    23,676
William H. Hitchcock             13,646,987    23,536
Dan M. Krausse                   13,646,484    24,039
John H. Lollar                   13,646,832    23,691
Robert V. Sinnott                13,647,047    23,476
J. Taft Symonds                  13,647,087    23,436


With respect to the 1996 Stock Incentive Plan, 7,608,658 votes were cast in favor of the plan, 2,493,491 votes were cast against the plan, 29,547 shares abstained from voting and there were 3,538,827 broker non-votes.


Item 5 - Other Information

None


Item 6 -

 A. Exhibits
  11(a) Computation of per share earnings for the three months ended June 30, 1996 and 1995

  11(b) Computation of per share earnings for the six months ended June 30, 1996 and 1995

  27.    Financial Data Schedule

 B. Report on Form 8-K

  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                        PLAINS RESOURCES INC.



Date: August 9, 1996                    By:  /s/ Cynthia A. Feeback
                                             -------------------------
                                             Cynthia A. Feeback, Controller and
                                             Principal Accounting Officer
                                             (Principal Accounting Officer)