Form 10-Q
period 1996-09-30
PLAINS RESOURCES INC
filed 1996-11-12
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                         Commission file number: 0-9808


                             PLAINS RESOURCES INC.
             (Exact name of registrant as specified in its charter)
AND EACH OF THE SUBSIDIARY GUARANTORS OF $150 MILLION 10.25% SENIOR SUBORDINATED
         NOTES DUE 2006 LISTED UNDER "GENERAL" ON PAGE 2 OF THIS REPORT

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

16,501,195 shares of common stock $.10 par value, issued and outstanding at November 6, 1996.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

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


                                                                   PAGE

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets:
 September 30, 1996 and December 31, 1995.........................   3
Condensed Consolidated Statements of Operations:
 For the three and nine months ended September 30, 1996 and 1995.. 4 Condensed Consolidated Statements of Cash Flows:
 For the nine months ended September 30, 1996 and 1995............   5
Notes to Condensed Consolidated Financial Statements..............   6

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

MANAGEMENT'S DISCUSSION AND ANALYSIS.............................   9

PART II.  OTHER INFORMATION......................................  18

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
--------------------------------------------------------------------------------

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                        1996              1995
                                                                   --------------  ------------------
                                                                    (unaudited)
                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $     625           $   6,129
Accounts receivable and other                                             79,336              52,383
Inventory                                                                  6,977               5,120
                                                                       ---------           ---------
Total current assets                                                      86,938              63,632
                                                                       ---------           ---------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
  Subject to amortization                                                360,344             328,712
  Not subject to amortization                                             51,665              48,795
Downstream assets, primarily crude oil terminal and storage facility      34,966              32,788
Other property and equipment                                               7,872               7,789
                                                                       ---------           ---------
                                                                         454,847             418,084
Less allowance for depreciation, depletion and amortization             (152,605)           (137,546)
                                                                       ---------           ---------

                                                                         302,242             280,538
                                                                       ---------           ---------

DEFERRED INCOME TAXES, NET                                                10,190                  --
OTHER ASSETS                                                              10,337               7,876
                                                                       ---------           ---------

                                                                       $ 409,707           $ 352,046
                                                                       =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                         $  89,535           $  56,573
Interest payable                                                           1,091               3,977
Royalties payable and drilling advances                                    6,745               6,364
Notes payable and other current obligations                                  521               1,467
                                                                       ---------           ---------

Total current liabilities                                                 97,892              68,381

BANK DEBT                                                                 66,100              98,000
SUBORDINATED DEBT                                                        149,107             100,000
OTHER LONG-TERM DEBT                                                       3,578               7,089
OTHER LONG-TERM LIABILITIES                                                2,170               1,547
                                                                       ---------           ---------

                                                                         318,847             275,017
                                                                       ---------           ---------

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 50,000,000 shares authorized;
 issued and outstanding 16,426,816 at September 30, 1996,
 and 16,178,670 shares at December 31, 1995                                1,643               1,618
Additional paid-in capital                                               119,684             118,090
Accumulated deficit                                                      (30,467)            (42,679)
                                                                       ---------           ---------

                                                                          90,860              77,029
                                                                       ---------           ---------

                                                                       $ 409,707           $ 352,046
                                                                       =========           =========

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)
-------------------------------------------------------------------------------


                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                           --------------------      ---------------------
                                                                              1996       1995          1996           1995
                                                                            --------   --------      ---------    ---------
REVENUE
Oil and natural gas sales                                                   $ 24,825   $ 15,136      $  70,597    $  45,614
Marketing, transportation and storage                                        144,321     88,354        377,871      246,632
Interest and other income                                                         99        117            220          264
                                                                            --------   --------      ---------    ---------
                                                                             169,245    103,607        448,688      292,510
                                                                            --------   --------      ---------    ---------


EXPENSES
Production expenses                                                            9,902      7,253         28,533       21,160
Purchases, transportation and storage                                        141,727     86,610        370,826      241,794
General and administrative                                                     1,899      1,753          5,941        5,527
Depreciation, depletion and amortization                                       5,632      4,113         16,053       12,238
Interest expense                                                               4,274      3,395         12,806       10,075
Litigation settlement                                                             --         --          4,000           --
                                                                            --------   --------      ---------    ---------
                                                                             163,434    103,124        438,159      290,794
                                                                            --------   --------      ---------    ---------

Income before income taxes and extraordinary item                              5,811        483         10,529        1,716
Income tax expense (benefit)                                                   2,325         --         (6,787)          --
                                                                            --------   --------      ---------    ---------

INCOME BEFORE EXTRAORDINARY ITEM                                               3,486        483         17,316        1,716

EXTRAORDINARY ITEM:
(Loss) on early extinguishment of debt, net of tax benefit                     1,515         --         (5,104)          --
                                                                            --------   --------      ---------    ---------

NET INCOME                                                                  $  5,001   $    483      $  12,212    $   1,716
                                                                            ========   ========      =========    =========

Net income per common and common equivalent share:
Before extraordinary item                                                   $   0.20   $   0.03      $    0.98    $    0.10
Extraordinary item                                                              0.08         --          (0.29)          --
                                                                            --------   --------      ---------    ---------
                                                                            $   0.28   $   0.03      $    0.69    $    0.10
                                                                            ========   ========      =========    =========

 Weighted average number of common and common equivalent shares               17,821     16,174         17,578       15,951
                                                                            ========   ========      =========    =========

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
--------------------------------------------------------------------------------

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -----------------------------
                                                                             1996                1995
                                                                        ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  26,669           $  14,585
                                                                        ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and natural gas properties                    3,066               1,827
Payment for acquisition, exploration and development costs                (36,506)            (16,885)
Payment for additions to other property and assets                         (1,876)               (887)
                                                                        ---------           ---------

Net cash used in investing activities                                     (35,316)            (15,945)
                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                              217,323              23,750
Principal payments of long-term debt                                     (208,357)            (20,359)
Costs incurred to redeem long-term debt                                    (6,468)                 --
Proceeds from exercise of stock options                                     1,619                 545
Other                                                                        (974)              1,204
                                                                        ---------           ---------

Net cash provided by financing activities                                   3,143               5,140
                                                                        ---------           ---------

Net (decrease) increase in cash and cash equivalents                       (5,504)              3,780
Cash and cash equivalents, beginning of period                              6,129               1,291
                                                                        ---------           ---------

Cash and cash equivalents, end of period                                $     625           $   5,071
                                                                        =========           =========

           See notes to condensed consolidated financial statements

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at September 30, 1996, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2 -- LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT

On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25% (the "Series A 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 99.38% to yield 10.35%. On August 8, 1996, the Company exchanged a total of $149.5 million principal amount of the Series A 10.25% Notes for 10.25% Senior Subordinated Notes due 2006, Series B, (the "Series B 10.25% Notes"). The Series B 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series A 10.25% Notes for which they were exchanged, except for certain transfer restrictions relating to the Series A 10.25% Notes.


The Series A 10.25% Notes and the Series B 10.25% Notes (collectively, the "10.25% Notes") are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds of any Public Equity Offering (as both are defined in the indenture under which the 10.25% Notes were issued (the "Indenture")).

The Indenture contains covenants including, but not limited to the following:
(i) limitations on incurrence of additional indebtedness; (ii) limitations on certain investments; (iii) limitations on restricted payments; (iv) limitations on disposition of assets; (v) limitations on dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on liens; and (viii) restrictions on mergers, consolidations and transfers of assets. In the event of a Change of Control and a corresponding Rating Decline, as both are defined in the Indenture, the Company will be required to make an offer to repurchase the 10.25% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The 10.25% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and are guaranteed by all of the Company's principal subsidiaries.

Proceeds from the sale of the 10.25% Notes, net of offering costs, were approximately $144.6 million and were used to redeem the Company's 12% Senior Subordinated Notes due 1999 (the "12% Notes") at 106% of the $100 million principal amount outstanding and to retire bridge bank indebtedness which was incurred in December 1995 in connection with the acquisition of certain oil properties. The 12% Notes were redeemed on April 18, 1996, and the Company has recognized an extraordinary loss of $8.5 million, $5.1 million net of deferred tax benefit, in connection therewith (See Note 4). Prior to redemption, the 12% Notes had an average remaining life of three years and scheduled maturities of $50 million in each of 1998 and 1999.

In April 1996, the Company's revolving credit facility (the "Revolving Credit Facility") and borrowing base thereunder was increased to $125 million from $75 million. The Revolving Credit Facility, as amended, matures on May 1, 1998, at which time the remaining outstanding balance converts to a term loan which is repayable in twenty equal quarterly installments commencing August 1, 1998. The Revolving Credit Facility bears interest, at the option of the Company, at either LIBOR plus 1.75% or Base Rate (as defined therein) plus .375%. Final maturity of the Revolving Credit Facility occurs on May 1, 2003. The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock and personal property of all subsidiary guarantors. At September 30, 1996, the Company had $66.1 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

NOTE 3 -- LITIGATION SETTLEMENT

The Company and certain of its officers and directors and a former director and officer were named in two class action lawsuits filed in 1992 and 1993 seeking an aggregate of approximately $90 million in compensatory damages and punitive damages in an unspecified amount for alleged violations of the federal securities laws and state common law arising out of certain alleged misrepresentations and omissions in the Company's disclosure regarding its onshore natural gas exploration activities. On March 6, 1996, the Company announced that it had notified the court that a settlement in principle had been reached in such cases. Under the terms of the settlement, the plaintiffs agreed to dismiss all claims against the Company and its officers and directors in exchange for a cash payment of approximately $6.25 million. Taking into account prior costs incurred by the Company to defend these suits, this settlement resulted in a charge to 1996 first quarter earnings of $4 million. By Order and Final Judgment entered on September 30, 1996, the Court approved the Stipulation of Settlement and the settlement amount was paid on November 1, 1996. Approximately $4.1 million of such amount was paid by the Company's insurance carrier and $2.2 million was paid by the Company.

NOTE 4 -- INCOME TAXES

During the first quarter of 1996, the Company reversed $11 million of the $18.3 million valuation allowance which was reserved against its net deferred tax asset of $18.3 million. Accordingly, a credit to deferred income tax expense of $11 million was reflected in the first quarter of 1996. As of September 30, 1996, the valuation allowance was approximately $7.3 million.

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

For the nine months ended September 30, 1996, the Company recognized a net deferred tax benefit before extraordinary item of $6.8 million. Such amount consists of a $4.2 million deferred tax provision on the Company's income before extraordinary item and the $11 million valuation allowance reduction previously discussed. In addition, the Company reported a $3.4 million deferred tax benefit reported as an extraordinary item. Such deferred tax benefit is attributable to the first quarter extraordinary loss from the redemption of the 12% Notes (See Note 2).

NOTE 5 -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common and common equivalent shares of Common Stock outstanding. Common equivalent shares include employee stock options and warrants.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three month periods ended September 30, 1996 and 1995

For the quarter ended September 30, 1996, the Company reported net income before extraordinary item of $3.5 million, or $.20 per share, on total revenue of $169.2 million. This compares with net income of $.5 million, or $.03 per share, on total revenue of $103.6 million for the third quarter of 1995. Net income after extraordinary item was $5.0 million, or $.28 per share. Cash flow from operations (net income plus noncash expenses) more than doubled, increasing 149% to $11.4 million as compared to $4.6 million in the third quarter of 1995. Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") was $15.7 million, nearly double the $8.0 million in the 1995 comparative quarter. The improvement in operating results is primarily attributable to increased oil production and expanded unit operating margins in the upstream segment and continued growth in the downstream segment.

The following table sets forth certain operating information of the Company for the periods presented:

                                                THREE MONTHS ENDED
                                                  SEPTEMBER  30,
                                        ----------------------------------
                                              1996              1995
                                        ----------------  ----------------
                                       (in thousands, except per unit data)
                                                   (unaudited)
AVERAGE DAILY PRODUCTION VOLUMES
   BARRELS OF OIL EQUIVALENT ("BOE")
   LA Basin (91% oil)                                9.4               8.3
   S. Florida (100% oil)                             5.1               3.6
   Illinois Basin (100% oil)                         3.5                --
   Other properties                                   --               0.8
                                                  ------            ------
   Total (95% oil)                                  18.0              12.7
                                                  ======            ======

AVERAGE SALES PRICE
   Per barrel of oil                              $15.46            $13.72
                                                  ======            ======
   Per mcf of natural gas                         $ 1.11            $ 0.94
                                                  ======            ======

UNIT ECONOMICS
   Average sales price per BOE                    $14.97            $12.94
   Production expenses per BOE                      5.97              6.20
                                                  ------            ------
   Gross margin per BOE                             9.00              6.74
   Upstream G&A expenses per BOE                    0.72              0.98
                                                  ------            ------
   Gross profit per BOE                           $ 8.28            $ 5.76
                                                  ======            ======


Oil and natural gas production for the third quarter of 1996 increased 42% to
1.66 million BOE, as compared to the 1.17 million BOE produced in last year's comparative quarter. The Company's unit gross margin increased to $9.00 per BOE, a 34% improvement over the $6.74 per BOE recorded in last year's third quarter. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $8.28 per BOE, up 44% over 1995's third quarter amount of $5.76 per BOE.

The significant increase in production volumes is attributable to the Company's acquisition and exploitation activities. As a result of exploitation activities conducted in the first nine months of 1996, average net daily production from the Company's LA Basin properties increased to approximately 9,400 BOE per day, up 1,100 BOE per day, or 13% over last year's comparative quarter. Net production from the Company's South Florida Sunniland Trend properties increased approximately 43% to average 5,100 barrels of oil per day in the third quarter of 1996 as compared to 3,600 barrels per day in last year's third quarter. The current quarter average incorporates the impact of production from the Company's development well drilled at the Raccoon Point Field. This well was completed and placed on line in late March. Daily gross production from this well during the third quarter averaged approximately 3,100 barrels of oil with an oil cut of around 85%. The Company owns a 100% working interest and an 84% net revenue interest in this well.

The quarter to quarter comparisons of production volumes and unit margins were affected by sales of nonstrategic properties and the acquisition of the Company's Illinois Basin properties in the fourth quarter of 1995. Net production attributable to properties sold totaled 77,000 BOE or an average of over 800 BOE per day during the 1995 third quarter. Net production from the Illinois Basin properties totaled 316,000 barrels of oil or an average of 3,500 barrels of oil per day during the third quarter of 1996. The Illinois Basin properties have higher unit production expenses and also receive higher oil price realizations against the benchmark NYMEX index price than the Company's other properties.

Oil and natural gas revenues increased 64% to $24.8 million for the third quarter of 1996 due to increased production volumes and higher average product prices. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX prices, increased 16% to $14.97 per BOE. The increased product price is primarily attributable to the higher quality Illinois Basin production, a reduction in the quality and location differential for the South Florida Sunniland Trend production, the December 1995 purchase of a production payment which previously burdened the price on the Company's LA Basin production, and the impact on the Company's floating price barrels of increased crude oil prices. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing product prices. Such transactions had the effect of decreasing the Company's average price per BOE by $2.68 and $.10 in the third quarter of 1996 and 1995, respectively.

During the current year quarter, the NYMEX benchmark price averaged $22.35 per barrel, up 26% as compared to an average of $17.75 per barrel in the correlative period of 1995. Although the impact of higher commodity prices on the Company's results was substantially mitigated due to preexisting hedges, this commodity price increase over the prior year period, as well as strong demand for crude oil, had a positive impact on net income before extraordinary item of approximately $1.2 million and approximately $2.0 million on cash flow and EBITDA in the third quarter of 1996. Of this $2.0 million, approximately $1.75 million is related to the unhedged production in the upstream segment and approximately $.25 million is related to the Company's downstream activities. Approximately 73% of the Company's third quarter of 1996 oil production was hedged at an average NYMEX benchmark price of around $18.00 per barrel.

The Company's downstream segment reported gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $2.6 million for the third quarter of 1996, reflecting an approximate 49% increase over the $1.7 million reported for the 1995 quarter. Gross revenues were $144.3 million and $88.4 million for the respective periods. Gross profit (gross margin less downstream general and administrative ("G&A") expenses) increased 67% to $1.9 million versus $1.1 million in the third quarter of 1995. Such results are directly attributable to the continued expansion of the downstream segment's base level activities and strong market demand for crude oil during the third quarter of 1996. Total average daily crude oil volumes marketed and terminalled during the 1996 third quarter were 56,000 barrels and 53,000 barrels, respectively. Such amounts represent respective increases of 22% and 43% as compared with average daily volumes of 46,000 barrels and 37,000 barrels in last year's third quarter.

Aggregate unit production expenses declined 4% to $5.97 per BOE versus $6.20 per BOE in the third quarter of 1995. The reduction is attributable to decreases in the company's LA Basin and Sunniland Trend properties which have a component of fixed production costs that do not increase with incremental production. Such reductions were partially offset by the addition of the higher cost Illinois Basin production. Total production expenses increased to $9.9 million from $7.3 million for the third quarter of 1995 primarily due to the acquisition of the Illinois Basin properties.

The Company extended its three-year trend of reducing unit G&A expenses as upstream unit G&A expenses decreased 27% to $.72 per BOE as compared to $.98 per BOE in last year's comparative quarter. Such decrease is primarily due to increased production volumes. Total G&A expenses, including downstream activities, were $1.9 million for the three months ended September 30, 1996, compared to $1.8 million for the 1995 period. The increase is primarily attributable to increased expenses associated with the Company's downstream activities.

Depreciation, depletion and amortization ("DD&A") expense increased to $5.6 million from $4.1 million reported in the third quarter of 1995 due primarily to higher production volumes. The Company's DD&A rate was $3.00 per BOE in both quarters.

Interest expense for the quarter ended September 30, 1996, increased to $4.3 million from $3.4 million for the comparative prior year quarter primarily due to higher outstanding debt which was partially offset by a lower overall average interest rate. Capitalized interest was $.9 million and $.8 million for the three months ended September 30, 1996 and 1995, respectively.

During the third quarter, the Company recognized a deferred tax provision of $2.3 million. The Company also recognized a $1.5 million deferred tax benefit reported as an extraordinary item. Such deferred tax benefit is attributable to the first quarter extraordinary loss from the early redemption of the Company's $100 million of 12% Senior Subordinated Notes due 1999 (the "12% Notes").

Nine month periods ended September 30, 1996 and 1995

For the nine months ended September 30, 1996, the Company reported net income before nonrecurring items of $10.3 million, or $.59 per share, on total revenue of $448.7 million. This compares with net income of $1.7 million, or $.10 per share, on total revenue of $292.5 million for the first nine months of 1995. Cash flow from operations (net income plus noncash expenses) was $30.6 million, more than double the $14.0 million reported in the 1995 period. EBITDA increased 81% to $43.4 million as compared to $24.0 million in the first nine months of 1995. Cash flow and EBITDA are also presented before the nonrecurring items. Net cash provided by operating activities, as reported in the condensed consolidated statements of cash flows, increased to $26.7 million for the nine months ended September 30, 1996, as compared to $14.6 million for the 1995 comparative period. The improvement in operating results is primarily attributable to increased oil production and expanded unit operating margins in the upstream segment and continued growth in the downstream segment.

Nonrecurring items include an $8.5 million extraordinary loss associated with the early redemption of the 12% Notes ($5.1 million net of tax), a $4.0 million charge related to the settlement of a four year old lawsuit and an $11.0 million tax benefit related to the reversal of a portion of the valuation reserve against the Company's net deferred tax asset. After giving effect to such nonrecurring items, the Company reported net income for the first nine months of 1996 of $12.2 million, or $.69 per share. Before extraordinary items, net income was $17.3 million or $.98 per share.

The following table sets forth certain operating information of the Company for the periods presented:

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                    ----------------------------------
                                          1996              1995
                                    ----------------  ----------------
                                      (in thousands, except per unit
                                                  data)
                                               (unaudited)
AVERAGE DAILY PRODUCTION VOLUMES
   BARRELS OF OIL EQUIVALENT
   LA Basin (91% oil)                            9.1               8.3
   S. Florida (100% oil)                         4.5               3.5
   Illinois Basin (100% oil)                     3.5                --
   Other properties                              0.1               1.0
                                              ------            ------
   Total (95% oil)                              17.2              12.8
                                              ======            ======

AVERAGE SALES PRICE
   Per barrel of oil                          $15.58            $13.88
                                              ======            ======
   Per mcf of natural gas                     $ 0.89            $ 1.02
                                              ======            ======

UNIT ECONOMICS
   Average sales price per BOE                $15.02            $13.07
   Production expenses per BOE                  6.07              6.06
                                              ------            ------
   Gross margin per BOE                         8.95              7.01
   Upstream G&A expenses per BOE                0.80              1.06
                                              ------            ------
   Gross profit per BOE                       $ 8.15            $ 5.95
                                              ======            ======

Oil and natural gas production for the first nine months of 1996 increased 35% to 4.70 million BOE versus the 3.49 million BOE produced in the 1995 comparative period. The Company's unit gross margin increased to $8.95 per BOE, a 28% improvement over the $7.01 per BOE recorded in last year's period. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $8.15 per BOE, up 37% over 1995's nine month average of $5.95 per BOE.

The significant increase in production volumes is attributable to the Company's acquisition and exploitation activities. As a result of exploitation activities conducted in the first nine months of 1996, average net daily production from the Company's LA Basin properties for the nine months ended September 30, 1996, increased to approximately 9,100 BOE per day, up 800 BOE per day, or 10% over last year's comparative period. Net production from the Company's South Florida Sunniland Trend properties increased approximately 28% to average 4,500 barrels of oil per day in the first nine months of 1996 as compared to 3,500 barrels per day in last year's comparative period. The current year South Florida Sunniland Trend average incorporates the impact of production from the Company's development well drilled at the Raccoon Point Field. This well was completed and placed on line in late March and since such time daily gross production from this well has averaged approximately 3,100 barrels of oil (2,600 net to the Company).

The period to period comparisons of production volumes and unit margins were affected by sales of nonstrategic properties and the acquisition of the Company's Illinois Basin properties in the fourth quarter of 1995. Net production attributable to properties sold totaled 256,000 BOE or an average of just under 1,000 BOE per day during the first nine months of 1995. Net production from the Illinois Basin properties totaled 948,000 barrels of oil or an average of 3,500 barrels of oil per day during the first nine months of 1996.

Oil and natural gas revenues increased 55% to $70.6 million for the first nine months of 1996 due to increased production volumes and higher average product prices. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX prices, increased 15% to $15.02 per BOE. The increased product price is primarily attributable to the higher quality Illinois Basin production, a reduction in the quality and location differential for the South Florida Sunniland Trend production, the December 1995 purchase of a production payment which previously burdened the price on the Company's LA Basin production, and the impact on the Company's floating price barrels of increased crude oil prices. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing product prices. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the Company's average price per BOE by $1.94 and $.26 in the first nine months of 1996 and 1995, respectively.

During the current year, the NYMEX benchmark price averaged approximately $21.15 per barrel, up 14% as compared to an average of $18.48 in the correlative period of 1995. Although the impact of higher commodity prices on the Company's results was substantially mitigated due to preexisting hedges, this commodity price increase over the prior year period, as well as strong demand for crude oil, had a positive impact on net income before extraordinary item of approximately $2.2 million and approximately $3.7 million on cash flow and EBITDA for the nine months ended September 30, 1996. Of this $3.7 million, approximately $3.1 million is related to the unhedged production in the upstream segment and approximately $.6 million is related to the Company's downstream activities. Approximately 69% of the Company's oil production was hedged during the first nine months of 1996 at an average NYMEX benchmark price of around $18 per barrel.

The Company's downstream segment reported gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $7.0 million for the nine months ended September 30, 1996, reflecting an approximate 46% increase over the $4.8 million reported for the 1995 period. Gross revenues were $377.9 million and $246.6 million for the respective periods. Gross profit (gross margin less downstream G&A expenses) increased 62%, totaling $4.9 million versus $3.0 million in first nine months of last year. Such results are directly attributable to continued expansion of the downstream segment's base level activities and strong market demand for crude oil during 1996. Total average daily crude oil volumes marketed and terminalled during the nine months ended September 30, 1996 were 57,000 barrels and 55,000 barrels, respectively. Such amounts represent respective increases of 27% and 45% as compared with average daily volumes of 45,000 barrels and 38,000 barrels in last year's nine month period.

Primarily as a result of the higher cost Illinois Basin production, aggregate unit production expenses for the first nine months of 1996 increased slightly to $6.07 per BOE. Unit production expenses for the Illinois Basin properties, which averaged $12.00 per barrel in the fourth quarter of 1995, averaged approximately $8.53 per barrel for the 1996 nine-month period. The significant reduction in production expenses for the Illinois Basin properties is a result of operational modifications implemented throughout 1996. The overall increase in unit production expenses attributable to the Illinois Basin properties was offset by decreases in unit production expenses in the Company's other core areas. Unit production expenses for the LA Basin properties were $6.19 per BOE for the first nine months of 1996, or 6% lower than last year's comparative period. Unit production expenses for the South Florida Sunniland Trend properties averaged $3.98 per BOE, approximately 20% lower than the 1995 average of $4.97 per BOE. These reductions are primarily attributable to increased production from fields with a component of fixed production costs which do not increase with incremental production and to reimbursements received in the second quarter of 1996 for electricity overcharges in the previous year. Total production expenses increased to $28.5 million from $21.2 million for the first nine months of 1995 primarily due to the acquisition of the Illinois Basin properties.

The Company extended its three-year trend of reducing unit G&A expenses as upstream unit G&A expenses decreased 25% to $.80 per BOE as compared to $1.06 per BOE in last year's nine month period. Such decrease is primarily due to increased production volumes. Total G&A expenses, including downstream activities, were $5.9 million for the nine months ended September 30, 1996, compared to $5.5 million for the 1995 period. The increase is primarily attributable to increased expenses associated with the Company's downstream activities.

DD&A expense increased to $16.1 million from $12.2 million reported in the first nine months of 1995 due primarily to higher production volumes. The Company's DD&A rate was $3.00 per BOE in both periods.

Interest expense for the nine months ended September 30, 1996, increased to $12.8 million from $10.1 million reported for the comparative prior year period primarily due to higher outstanding debt which was partially offset by a lower overall average interest rate. Capitalized interest was $2.7 million and $2.3 million for the nine months ended September 30, 1996 and 1995, respectively.

The Company and certain of its officers and directors and a former director and officer were named in two class action lawsuits filed in 1992 and 1993 seeking an aggregate of approximately $90 million in compensatory damages and punitive damages in an unspecified amount for alleged violations of the federal securities laws and state common law arising out of certain alleged misrepresentations and omissions in the Company's disclosure regarding its onshore natural gas exploration activities. On March 6, 1996, the Company announced that it had notified the court that a settlement in principle had been reached in such cases. Under the terms of the settlement, the plaintiffs agreed to dismiss all claims against the Company and its officers and directors in exchange for a cash payment of approximately $6.25 million. Taking into account prior costs incurred by the Company to defend these suits, this settlement resulted in a charge to 1996 first quarter earnings of $4 million. By Order and Final Judgment entered on September 30, 1996, the Court approved the Stipulation of Settlement and the settlement amount was paid on November 1, 1996. Approximately $4.1 million of such amount was paid by the Company's insurance carrier and $2.2 million was paid by the Company.

Effective in 1992, Financial Accounting Standard 109 ("FAS 109") required companies to record an asset or a liability, as appropriate for the net tax position of each company as a result of differences between financial reporting standards and tax reporting requirements. However, FAS 109 also required companies with deferred tax assets to provide a valuation allowance for the portion of the deferred tax asset that management concluded was more likely than not to expire before the company would generate sufficient income to realize such tax asset. The Company adopted FAS 109 in 1992 and at such time recorded a net tax asset of approximately $20.8 million, but also recorded a valuation reserve against the full amount of such asset to reflect management's uncertainty, based on all information then available, with respect to the realization of such asset.

At December 31, 1995, the Company had a net deferred tax asset of approximately $18.3 million. While such amount was fully reserved, management was reassessing the Company's ability to realize a portion of such asset in light of recent and anticipated improvement in the Company's outlook for sustained profitability.

In the first quarter of 1996, the Company reduced its valuation allowance resulting in the recognition of an $11 million credit to deferred income tax expense. Management believes that it is more likely than not that it will generate taxable income sufficient to realize the $11 million of unreserved tax benefits associated with certain of the Company's net operating loss ("NOL") carryforwards prior to their expiration. The reserve adjustment incorporates management's assessment of the significant, cumulative progress made by the Company over the last three years to reduce unit expenses, increase unit gross margins and substantially increase its production and proved reserves through its acquisition and exploitation activities. From 1992 to 1995, unit G&A expenses declined 60%, unit gross profit increased 26% and production and proved reserves increased 84% and 154%, respectively. Such reassessment is also reinforced by 1996 events which include refinancing of long-term debt, achievement of substantial expense reductions on the Illinois Basin properties and results of drilling and other exploitation activities in the Company's other core areas.

The remaining $7.3 million of the deferred tax asset was not recognized due to limitations imposed by the IRS regarding the utilization of NOLs generated prior to certain of the Company's subsidiaries being acquired and the uncertainty of utilizing the Company's investment tax credit ("ITC") carryforwards. While the Company's tax planning strategies address certain of these restrictions on the application of subsidiary NOLs, management is currently uncertain as to the extent such strategies will be successful and therefor concluded that a reserve for these amounts was appropriate.

Estimates of future taxable income generated using future net cash flows contained in reserve reports prepared by independent consulting firms in accordance with regulations prescribed by the Securities and Exchange Commission (the "SEC") also indicate that the unreserved portion of such deferred tax asset will be realized. Such reserve data was utilized in calculating the standardized measure of discounted future net cash flows (the "Standardized Measure") presented in the Company's year-end financial statements. See Form 10-K, Item 2, "Properties--Oil and Natural Gas Reserves." Despite the significant turnaround achieved over the last three years and the current outlook for profitability, due to the uncertainties in the oil and gas industry, including but not limited to forecasting production, proved reserves, product prices, production expenses and similar events beyond management's control, there can be no assurance that the Company will generate any earnings or specific level of continuing earnings.

The Company had carryforwards of approximately $164.1 million of regular tax NOLs at December 31, 1995, which expire as follows: 1996 - $7.2 million; 1997 - $3.6 million; 1998 - $5.1 million; 1999 - $7.1 million; 2000 - $7.9 million;
2001 - $4.4 million; 2002 - $11.8 million; 2003 - $9.4 million; 2004 - $0; 2005
- $7.2 million; and thereafter through 2010 - $100.4 million.

For the nine months ended September 30, 1996, the Company recognized a net deferred tax benefit before extraordinary item of $6.8 million. Such amount consists of a $4.2 million deferred tax provision on the Company's income before extraordinary item and the $11 million valuation allowance reduction previously discussed. In addition, the Company reported a $3.4 million deferred tax benefit reported as an extraordinary item. Such deferred tax benefit is attributable to the $8.5 million pre-tax first quarter extraordinary loss from the early redemption of the Company's 12% Notes.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25% (the "Series A 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 99.38% to yield 10.35%. On August 8, 1996, the Company exchanged a total of $149.5 million principal amount of the Series A 10.25% Notes for 10.25% Senior Subordinated Notes due 2006, Series B, (the "Series B 10.25% Notes"). The Series B 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series A 10.25% Notes for which they were exchanged, except for certain transfer restrictions relating to the Series A 10.25% Notes.


The Series A 10.25% Notes and the Series B 10.25% Notes (collectively, the "10.25% Notes") are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds of any Public Equity Offering (as both are defined in the indenture under which the 10.25% Notes were issued ("the "Indenture")).

The Indenture contains covenants including, but not limited to the following:
(i) limitations on incurrence of additional indebtedness; (ii) limitations on certain investments; (iii) limitations on restricted payments; (iv) limitations on disposition of assets; (v) limitations on dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on liens; and (viii) restrictions on mergers, consolidations and transfers of assets. In the event of a Change of Control and a corresponding Rating Decline, as both are defined in the Indenture, the Company will be required to make an offer to repurchase the 10.25% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The 10.25% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and are guaranteed by all of the Company's principal subsidiaries.

Proceeds from the sale of the 10.25% Notes, net of offering costs, were approximately $144.6 million and were used to redeem the 12% Notes at 106% of the $100 million principal amount outstanding and, together with amounts borrowed under the Company's revolving credit facility (the "Revolving Credit Facility"), to retire the Illinois Basin acquisition bridge indebtedness. Prior to redemption, the 12% Notes had an average remaining life of three years and scheduled maturities of $50 million in each of 1998 and 1999.

In April 1996, the Revolving Credit Facility and borrowing base thereunder were increased to $125 million from $75 million. The Revolving Credit Facility, as amended, matures on May 1, 1998, at which time the remaining outstanding balance converts to a term loan which is repayable in twenty equal quarterly installments commencing August 1, 1998. The Revolving Credit Facility bears interest, at the option of the Company, at either LIBOR plus 1.75% or Base Rate (as defined therein) plus .375%. Final maturity of the Revolving Credit Facility occurs on May 1, 2003. The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock and personal property of all subsidiary guarantors. At September 30, 1996, the Company had $66.1 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

At September 30, 1996, the Company had a working capital deficit of approximately $11 million compared to a deficit of $4.7 million at December 31, 1995. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.

Investing and Financing Activities

Net cash flows used in investing activities were $35.3 million and $15.9 million for the nine months ended September 30, 1996 and 1995, respectively. Investing activities include payments for acquisition, exploration and development costs of $36.5 million and $16.9 million for these same periods, respectively. Also included in investing activities are proceeds from the sale of certain nonstrategic properties of $3.1 million and $1.8 million for the nine months ended September 30, 1996 and 1995, respectively.

Net cash provided by financing activities amounted to $3.1 million and $5.1 million for the nine months ended September 30, 1996 and 1995, respectively. Financing activities during 1996 include net proceeds of approximately $144.6 million from the Series A 10.25% Notes, approximately $107 million for the repayment of the 12% Notes, including the 6% call premium and the net defeasance costs, and approximately $42 million for the repayment of the Illinois Basin acquisition bridge indebtedness. Included in both years are proceeds and payments under the Revolving Credit Facility as a result of acquisition, exploration and development activities.

Changing Oil and Natural Gas Prices

The Company is heavily dependent on crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. For the fourth quarter of 1996, the Company has committed an average of approximately 12,500 barrels of oil per day to fixed price arrangements at a NYMEX index price of approximately $18 per barrel. Such amount represents approximately 73% of 1996 third quarter average daily oil production. For 1997, the Company has established hedges on (i) 12,000 barrels per day for the first quarter at a NYMEX price of approximately $18.50 per barrel; (ii) 9,200 barrels per day for April through December at a NYMEX price of approximately $18.65 per barrel; and (iii) 2,000 barrels per day for January through December at a NYMEX floor price of $19.00 per barrel and a NYMEX ceiling price of $24.00 per barrel. All hedge prices are before applicable location and quality discounts. Such arrangements partially mitigate the adverse impact of potential oil price declines on the Company's operating results.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

The information set forth in "Note 3 -- Litigation Settlement" to the Company's financial statements included in Part I of this report and in "Part II, Item 1 - Legal Proceedings" of the Company's Form 10-Q for the quarterly period ended March 31, 1996, is incorporated herein by reference.

The Company and certain of its officers and directors and a former director and officer were named as defendants in two class action lawsuits filed in the United States District Court for the Southern District of Texas captioned Judith Rubinstein, et al v. Collins, et al (C.A. No. 92-1297) and Gloria Moroson, v. Collins, et al (C.A. No. H-93-2305). As previously reported, a Stipulation of Settlement was filed with the Court in these cases. By Order and Final Judgment entered on September 30, 1996, the Court approved the Stipulation of Settlement and the settlement amount was paid on November 1, 1996.

As previously reported, Calumet Florida, Inc., a wholly-owned subsidiary of the Company, is a party to a lawsuit in the United States District Court for the Middle District of Florida styled Exxon Corporation v. E.W. Adams, et al., Case Number 87-976-CIV-T-23-B. The Company has reached an agreement in principle with all parties to settle this case. In consideration for full and final settlement, and dismissal with prejudice of all issues in this case, the Company has agreed to pay to the defendants the total sum of $100,000, and release certain royalty amounts held in suspense and in the court registry during the pendency of this case. Finalization of this settlement has been delayed due to a dispute between the defendants over certain title issues. The defendants have filed motions requesting the Court to rule on this dispute, but no hearing date has been set. The Company does not believe that this dispute will adversely affect the settlement reached between the Company and the defendants.


Item 2 - Material Modification of Rights of Registrant's Securities

None


Item 3 - Defaults on Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

None


Item 5 - Other Information

None


Item 6 -

 A. Exhibits

  11(a) Computation of per share earnings for the three months ended September 30, 1996 and 1995

  11(b) Computation of per share earnings for the nine months ended September 30, 1996 and 1995

  27.    Financial Data Schedule

 B. Report on Form 8-K

  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               PLAINS RESOURCES INC.



Date: November 12, 1996             By:  /s/ Cynthia A. Feeback
                                         -------------------------------------
                                         Cynthia A. Feeback, Controller and
                                         Principal Accounting Officer
                                         (Principal Accounting Officer)