Form 10-K
period 1996-12-31
PLAINS RESOURCES INC
filed 1997-02-11
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X   No
                                              -------  -------

The aggregate value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $246,133,643 on February 7, 1997 (based on $15 1/4 per share, the last sale price of the Common Stock as reported on the American Stock Exchange Composite Tape on such date).

16,537,324 shares of the registrant's Common Stock were outstanding as of February 7, 1997.

DOCUMENTS INCORPORATED BY REFERENCE. The information required in Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Registrant's Annual Meeting of Stockholders.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

===============================================================================

                                     PART I

Item 1. BUSINESS

     Plains Resources Inc. (the "Company") is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and the marketing, transportation, terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in the Los Angeles Basin of California (the "LA Basin"), the Sunniland Trend of South Florida (the "Sunniland Trend"), the Illinois Basin in southern Illinois (the "Illinois Basin") and the Gulf Coast area of Louisiana. The Company's downstream marketing, terminalling and storage activities are concentrated in Oklahoma, Texas and the Gulf Coast area of Louisiana. Plains' upstream operations contributed approximately 90% of the Company's Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the fiscal year ending December 31, 1996, while the Company's downstream activities accounted for the remainder. References to the Company in this Annual Report on Form 10-K (the "Report") include Plains Resources Inc. and its subsidiaries, except as the context may otherwise require.(1)

         The Company's business strategy is to increase its proved reserves and cash flow by exploiting and producing oil and natural gas from its existing properties, acquiring additional underdeveloped oil properties and exploring for significant new sources of reserves. The Company concentrates its exploitation efforts on mature but underdeveloped crude oil producing properties that meet the Company's targeted criteria. Generally, such properties were previously owned by major integrated or large independent oil and natural gas companies, have produced significant volumes since initial discovery and have significant estimated remaining reserves in place. Management believes that it has developed a proven record in acquiring and exploiting underdeveloped crude oil properties where it believes substantial reserve additions and cash flow increases can be made through improved production practices and recovery techniques and relatively low risk development drilling. An integral component of the Company's exploitation effort is to increase unit operating margins, and therefore cash flow, by reducing unit production expenses and increasing wellhead price realizations. The Company seeks to complement these exploitation efforts by pursuing certain higher risk exploration opportunities which offer potentially higher rewards. In 1996, the Company formed a joint venture and five year strategic alliance with 3DX Technologies Inc. ("3DX"), a publicly held company that specializes in the application of 3-D seismic imaging, to pursue exploration projects. The Company also seeks to capitalize on downstream opportunities that exist as a result of inefficiencies within the crude oil markets and the U.S. pipeline and transportation infrastructure. The Company's marketing of its own crude oil production takes advantage of the marketing expertise attributable to its downstream activities. As part of its business strategy, the Company periodically evaluates, and from time to time has elected to sell, certain of its mature producing properties that it considers to be nonstrategic or fully valued. Such sales enable the Company to focus on its core properties, maintain financial flexibility, control overhead and redeploy the sales proceeds to activities that have potentially higher financial returns.

         During the five-year period ended December 31, 1996, the Company incurred aggregate acquisition, exploration, development and exploitation costs of approximately $306.1 million, resulting in proved oil and natural gas reserve additions (including revisions of estimates but excluding production) of approximately 136.4 million BOE, or $2.24 BOE, through implementation of its business strategy. See Item 2, "Properties--Oil and Natural Gas Reserves". Approximately 87% of these expenditures were directed toward the acquisition, exploitation and development of proved reserves while approximately 13% were incurred on exploration activities.

----------------
(1) As used in this Report, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbl" means thousand barrels, "MMBbl" means million barrels, "Btu" means British Thermal Unit, "MBtus" means thousand Btus, "BOE" means net barrel of oil equivalent and "MCFE" means Mcf of natural gas equivalent. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. A "gross acre" is an acre in which an interest is owned. The number of "net acres" is the sum of the fractional working interests owned in gross acres. "Net" oil and natural gas wells are obtained by multiplying "gross" oil and natural gas wells by the Company's working interest in the applicable properties. "Present Value of Proved Reserves" means the present value (discounted at 10%) of estimated future cash flows from proved oil and natural gas reserves reduced by estimated future operating expenses, development expenditures and abandonment costs (net of salvage value) associated therewith (before income taxes), calculated using product prices in effect on the date of determination, and "Standardized Measure" is such amount further reduced by the present value (discounted at 10%) of estimated future income taxes on such cash flows. "NYMEX" means New York Mercantile Exchange.

         In order to manage its exposure to commodity price risk, the Company routinely hedges a portion of its crude oil production. For 1997, the Company has entered into various fixed price and floating price collar arrangements. Such arrangements generally provide the Company with downside price protection on approximately 14,000 barrels of oil per day at a NYMEX crude oil spot price ("NYMEX Crude Oil Price") of approximately $19.00 per barrel, but permit the Company to receive the benefit of increases in the NYMEX Crude Oil Price up to $24.00 per barrel on 4,000 of such barrels. Thus, based on the Company's average fourth quarter 1996 oil production rate, these arrangements generally provide the Company with downside price protection for 80% of its production and upside price participation for 43% of its production up to $24.00 per barrel, while 20% of such production and excess volumes, if any, remain unhedged. In addition, the Company also has a fixed price arrangement on 4,500 barrels per day in 1998 at a NYMEX Crude Oil Price of $19.24 per barrel. On February 7, 1997, the NYMEX Crude Oil Price was $22.23 per barrel.

         The following table sets forth certain information with respect to the Company's reserves over the last five years. Such reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission (the " SEC"), which requires the application of year-end oil and natural gas prices for each year, held constant throughout the projected reserve life. See Item 2 "Properties--Oil and Natural Gas Reserves" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------
                                                       1992        1993        1994        1995           1996
                                                     --------    --------    --------    --------       --------
                                                           (IN THOUSANDS, EXCEPT RATIOS AND PER UNIT AMOUNTS)
Present Value of Proved Reserves .................   $155,360    $134,539    $229,371    $366,780       $764,774(1)

Proved Reserves
  Crude oil and natural gas
   liquids (Bbls) ................................     33,390      38,810      61,459      94,408        115,996
  Natural gas (Mcf) ..............................     39,861      49,397      51,009      43,110         37,273
  Oil equivalent (BOE) ...........................     40,034      47,043      69,960     101,593        122,208(1)

Reserve Replacement Ratio(2) .....................      1,105%        269%        619%        647%(3)        454%

Reserve Replacement Cost per BOE .................   $   2.35    $   5.39    $   1.49    $   2.14       $   1.76

Total upstream capital costs incurred ............   $ 68,209    $ 61,769    $ 40,849    $ 84,012       $ 51,255
Percentage of total upstream capital
  costs attributable to:
  Acquisition ....................................         56%         40%         48%         71%             7%
  Development ....................................         17%         43%         38%         27%            88%
  Exploration ....................................         27%         17%         14%          2%             5%
NYMEX Crude Oil Price
  at December 31, ................................   $  19.50    $  14.17    $  17.76    $  19.55       $  25.92

(1) By comparison, calculating these amounts using the NYMEX Crude Oil Price in effect at December 31, 1995 ($19.55 per barrel) would result in a Present Value of Proved Reserves of $452 million and estimated net proved reserves of 112 million BOE.

(2) The Reserve Replacement Ratio is calculated by dividing (a) the sum of reserves added during each respective year through purchases of reserves in place, extensions, discoveries and other additions and the effects of revisions, if any ("Reserve Additions"), by (b) each respective year's production.

(3) Pro forma as if the acquisition of the Illinois Basin Properties occurred on January 1, 1995. Such acquisition closed in December 1995 with an effective date of November 1, 1995.

(4) Reserve Replacement Cost per BOE for a year is calculated by dividing upstream costs incurred for such year by such year's Reserve Additions.

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

    The Company typically seeks to acquire a majority interest in the properties it has identified and to act as operator of those properties. The Company has in the past and may in the future hedge a significant portion of the acquired production, thereby partially mitigating product price volatility which could have an adverse impact on exploitation opportunities. If the Company is successful in purchasing such properties, it then implements its exploitation plan by modifying production practices, realigning existing waterflood patterns, drilling wells and performing workovers, recompletions and other production and reserve enhancements. After the initial acquisition, the Company may also seek to increase its interest in the properties through acquisitions of offsetting acreage, farmout drilling arrangements and the purchase of minority interests in the properties.

    By modifying production practices, realigning existing waterflood patterns, drilling wells and performing workovers, recompletions and other production enhancements, the Company seeks to increase volumes and expand its reserve base. The results of such activities are reflected in additions and revisions to proved reserves. During the five year period ending December 31, 1996, net additions and revisions to proved reserves totaled 76.2 million BOE or approximately 338% of cumulative net production for such period. Such reserves were added at an aggregate average cost of $2.11 per BOE. This activity excludes reserves added as a result of the Company's acquisition activities. Reserve additions related solely to the Company's acquisition activities totaled 60.2 million BOE and were added at an aggregate average cost of $2.42 per BOE.

    The Company's properties in its three core areas represent approximately 98% of total proved reserves at December 31, 1996. Such properties were previously owned and operated by major integrated oil and natural gas companies and are comprised of underdeveloped crude oil properties believed by the Company to have significant upside potential that can be evaluated through development and exploitation activities. During 1997, the Company estimates it will spend approximately $48 million on the development and exploitation of its LA Basin, Sunniland Trend and Illinois Basin Properties. Set forth below is a discussion of such properties:

Current Exploitation Projects

    LA Basin Properties. Prior to its acquisition by the Company in May 1992, Stocker was a sole purpose company formed in 1990 to acquire substantially all of Chevron's producing oil properties in the LA Basin. Including transaction costs, the aggregate purchase price paid by the Company for Stocker was approximately $23 million, consisting of a combination of cash, Common Stock and warrants. Following the initial acquisition, the Company expanded its holdings in this area by acquiring additional interests within the existing fields. In late 1993, the Company acquired all of Texaco Exploration and Production, Inc.'s interest in the Vickers Lease for approximately $5 million. The Vickers Lease was located immediately adjacent to one of the Company's existing properties and was subsequently consolidated into Stocker's existing operations. All of the Company's properties in the LA Basin are collectively referred to herein as the "LA Basin Properties". The LA Basin Properties consist of long-life reserves discovered at various times between 1924 and 1966, and through December 31, 1996, the LA Basin Properties have produced over 400 MMBbls of oil and 350 Bcf of natural gas. Since mid-1992, the Company has performed various exploitation activities, including drilling additional wells, returning previously marginal wells to economic production, optimizing waterflood operations, improving artificial lift and facility equipment, reducing unit production expenses and improving marketing margins. Through these acquisition and exploitation activities, average daily production from this area, net to the Company's interest, has increased from approximately 6,650 BOE per day in May 1992 to an average of 9,200 BOE per day during 1996.

    The Company has expended approximately $78.9 million in direct acquisition, development and exploitation capital on the LA Basin Properties. From the effective dates of acquisition through December 31, 1996, net production from such properties totaled 14.5 million BOE, generating cumulative net margin (oil and natural gas revenue less production expenses) and proceeds from minor property sales of approximately $109.6 million. Total estimated proved reserves attributable to the LA Basin Properties have increased from 17.7 million BOE at initial acquisition to approximately 74.2 million BOE at December 31, 1996. As a result, the Company's aggregate reserve addition cost to date for the LA Basin Properties is approximately $.89 per BOE. During 1996, the unit gross margin for this area averaged $9.05 per BOE. Estimated future net revenues and the Present Value of Proved Reserves at December 31, 1996, were estimated at $1.0 billion and $447.7 million, respectively. The Company estimates it will spend approximately $24 million during 1997 on the further development and exploitation of the LA Basin Properties.

    Sunniland Trend Properties. During the first quarter of 1993, the Company acquired all of the capital stock of Calumet Florida, Inc. ("Calumet") for approximately $5 million. Calumet was organized in February 1993 to purchase and operate a 50% working interest in six producing fields in South Florida located in the Sunniland Trend previously owned and operated by Exxon. During 1994, Calumet acquired the remaining 50% working interest in the Sunniland
Trend Properties, increasing its working interest to approximately 100% and adding approximately five million barrels of oil to its proved reserve base at the acquisition date. The Company's aggregate interest in such properties is referred to as the "Sunniland Trend Properties". The aggregate purchase price for the additional 50% interest was approximately $13.6 million, including the issuance of a five-year warrant valued at $2 million to purchase 750,000 shares of Common Stock at an exercise price of $6.00 per share. The Sunniland Trend was discovered by Exxon in 1943 and the properties have produced approximately 90 MMBbls of oil through December 31, 1996. At the time of acquisition, production from the properties was about 900 barrels of oil per day net to the Company. As a result of development drilling on the property, the implementation of exploitation activities designed primarily to repair failed wells and to increase the fluid lift capacity of certain wells and the acquisition of the remaining 50% working interest, the Company's net production increased to an average of 4,700 barrels of oil per day during 1996.

    The Company has expended approximately $48.8 million in direct acquisition, development and exploitation capital on the Sunniland Trend Properties. From the effective dates of acquisition through December 31, 1996, net production from such properties totaled 4.4 million BOE, generating cumulative net margin of approximately $31.9 million. Total estimated proved reserves attributable to the Sunniland Trend Properties have increased from approximately 5 million BOE at initial acquisition to approximately 23.9 million BOE at December 31, 1996. As a result, the Company's aggregate reserve addition cost to date for the Sunniland Trend Properties is approximately $1.72 per BOE. During 1996, the unit gross margin for this area averaged $8.69 per BOE. At December 31, 1996, estimated future net revenues and the Present Value of Proved Reserves were estimated at $254.9 million and $166.9 million, respectively. During 1997, the Company estimates it will spend approximately $15 million on the further development and exploitation of the Sunniland Trend Properties. In addition, the Company intends to conduct exploration activities in this trend during 1997. See "--Exploration--Current Exploration and Higher Risk Exploitation Projects--Sunniland Trend".

    Illinois Basin Properties. In December 1995, the Company acquired all of Marathon's producing and nonproducing upstream oil and natural gas assets in the Illinois Basin (the "Illinois Basin Properties"). This acquisition was effective as of November 1, 1995. As a result of such acquisition, the Company added approximately 17.3 MMBbls of oil to its proved reserve base. The aggregate purchase price, including associated closing costs, was $51.5 million, comprised of 798,143 shares of the Common Stock valued at $6.5 million and $45.0 million cash. The majority of the cash portion was funded with the proceeds of a $42 million bank facility. The Illinois Basin Properties consist of long-life oil reserves. The largest field included in the Illinois Basin Properties was discovered in 1905 and has produced over 400 MMBbls of oil through December 31, 1996.

    The Company has expended approximately $57.2 million in direct acquisition, development and exploitation capital on the Illinois Basin Properties. From the effective date of acquisition through December 31, 1996, net production from such properties totaled 1.5 million BOE, generating cumulative net margin of approximately $14.3 million. The Company intends to aggressively exploit these properties to evaluate additional reserve potential identified during its acquisition analysis. The Company's exploitation plan for the Illinois Basin Properties includes improving the unit gross margin by decreasing unit production expenses and increasing price realizations as well as increasing production volumes. During 1996, production averaged 3,500 BOE per day, unit production expenses decreased 30% from prior levels and the historical discount from the NYMEX benchmark crude oil price was decreased approximately 70%, thereby increasing price realizations. The Company also began implementing projects designed to increase production volumes through activities similar to those employed in its LA Basin Properties. Unit production expenses for these properties, which averaged $12.00 per BOE in the fourth quarter of 1995 averaged approximately $8.42 per BOE during 1996. As a result of these operating expense reductions, reduced location price differentials and higher average oil prices, this area's unit gross margin increased to $10.34 per BOE during 1996 as compared to $5.37 per BOE at the time of acquisition. Total estimated proved reserves attributable to the Illinois Basin Properties have increased from 17.3 million BOE at initial acquisition to approximately 22.1 million BOE at December 31, 1996. As a result, the Company's aggregate reserve addition cost to date for the Illinois Basin Properties is approximately $2.42 per BOE. Estimated future net revenues and the Present Value of Proved Reserves at December 31, 1996, were estimated at $287.4 million and $136.7 million respectively. During 1997, the Company estimates it will spend approximately $9 million implementing its exploitation plan on the Illinois Basin Properties.

    General. The Company believes that its properties in its three core areas hold potential for additional increases in production, reserves and cash flow. However, the ability of the Company to achieve such increases could be adversely affected by future decreases in the demand for oil and natural gas, impediments in marketing production, operating risks, unavailability of capital, adverse changes in governmental regulations or other currently unforeseen developments. Accordingly, there can be no assurance that such increases will be achieved.

    The Company believes that attractive acquisition opportunities which fit the Company's criteria will continue to be available as a result of sales of domestic oil properties by both major and independent oil companies. While the Company is continually evaluating acquisition opportunities, there can be no assurance that any of these efforts will be successful. The Company's ability to continue to acquire attractive properties may be adversely affected by a reduction in the number of attractive properties offered for sale, increased competition for properties from other independent oil companies, unavailability of capital, incorrect estimates of reserves, exploitation potential or environmental liabilities or other factors. Although the Company has historically acquired producing properties located only in the continental United States, it from time to time evaluates, and may in the future seek to acquire, properties located outside the continental United States.

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

    In 1996, the Company and 3DX formed a joint venture to pursue the Company's existing exploration projects and a five year strategic alliance to jointly pursue new exploration and exploitation opportunities that are candidates for the application of 3-D seismic technology. The joint venture covers exploration activities in the Sunniland Trend, the Illinois Basin and the LA Basin as well as the Company's current 3-D seismic project at the Four Isle Dome Field in

Terrebonne Parish, Louisiana. 3DX bears principal responsibility for the geological and geophysical oversight and project technical management of such projects. In connection with the joint venture, 3DX acquired 15% to 20% of the Company's working interests in certain projects, excluding designated productive areas within each field. 3DX will have the right to participate for up to 20% in the Company's new exploration and exploitation projects.

Current Exploration and Higher Risk Exploitation Projects

    Sunniland Trend. The focus of the Company's exploration effort in the Sunniland Trend is to identify and evaluate prospects that are analogous to the existing producing fields in this trend. Although this trend was discovered around 1940, the Company and its partners are attempting to integrate historical exploration methods with recent advancements in seismic technology to evaluate the exploration potential of the Sunniland Trend. The Company formed a 50/50 joint venture with Meridian Oil Company to conduct exploration activities in the Sunniland Trend in addition to its relationship with 3DX. The Company is the operator of this joint venture. During 1996, the Company drilled one exploratory dry hole in this effort. Preliminary plans for 1997 include shooting 2-D and/or 3-D seismic on identified leads and drilling up to two exploratory wells.

    Four Isle Dome. The Company, Phillips Petroleum Company ("Phillips") and Nuevo Energy Company ("Nuevo") entered into an agreement to explore approximately 20,000 acres in Terrebonne Parish, Louisiana currently held under seismic option. During 1995, the joint venture conducted a 3-D seismic survey covering approximately 52 square miles. The area, known as Four Isle Dome, was discovered in 1934 and has produced to date over 540 Bcf of natural gas and 20 MMBbls of oil. The Company and 3DX hold a 26% and 7% interest, respectively, while Phillips and Nuevo each hold a 33.3% interest in the project. All of such interests are subject to a proportionate 25% reduction if the mineral owner, Louisiana Land and Exploration, elects to participate in a given prospect. During 1996, the Company drilled one exploratory dry hole in this project. The Company is the operator of the joint venture and intends to drill up to two wells in this project during 1997, the first of which was commenced in late 1996.

    LA Basin. The Company intends to undertake a pilot drilling program to evaluate future infill exploitation potential of five distinct reservoirs that have produced below the primary producing formation in its Inglewood field. These deeper reservoirs have produced approximately 75 MMbls of oil and 100 Bcf of gas from approximately 58 wells completed in certain of these reservoirs at depths ranging from 4,000 to 9,500 feet. Depending on the results of current technical evaluations and studies, the Company may drill up to five wells to evaluate the remaining potential of these reservoirs.

    General. During 1997, the Company estimates it will spend approximately $14 million on exploration and higher risk exploitation activities, principally in the Sunniland Trend, the LA Basin and Four Isle Dome. While all drilling activities are subject to numerous risks, the risks associated with exploration activities and these higher risk exploitation activities are significantly greater than those associated with the Company's other exploitation and development activities. There can be no assurance that any of the Company's current exploration or higher risk exploitation projects will result in the discovery of proved reserves or the establishment of commercially viable oil or natural gas production.

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

DISPOSITION OF PROPERTIES

    The Company periodically evaluates, and from time to time has elected to sell, certain of its mature producing properties that it considers to be nonstrategic or fully valued. Such sales enable the Company to focus on its core properties, maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that the Company believes potentially have a higher financial return. During 1995 and 1996, the Company sold nonstrategic oil and natural gas properties located primarily in the Gulf Coast areas of Texas and Louisiana and in Utah for proceeds of $7.4 million and $3.1 million, respectively. As a result, approximately 98% of the Company's 1996 year-end proved reserve volumes and proved reserve value were associated with its properties in the LA Basin, Sunniland Trend and Illinois Basin.

DOWNSTREAM ACTIVITIES

    The Company's marketing effort involves purchasing crude oil from other producers and marketing it to the refining sector. The Company aggregates these purchased volumes with its own production at major crude oil interchanges and trading locations, which enables it to obtain higher prices for its own production while realizing profits on the production purchased from others. The Company owns and operates a two million barrel, above ground crude oil storage and terminalling facility in Cushing, Oklahoma (the "Cushing Terminal"), the United States' largest inland crude oil interchange and trading location. This facility enhances the ability of the Company to profit from its marketing activities by allowing the Company to take advantage of certain time and quality arbitrage opportunities and make or take physical delivery of crude oil at Cushing, the NYMEX designated delivery location. The Company's downstream activities have expanded significantly, with downstream gross margin (revenues less direct expenses of purchases, transportation, storage and terminalling) having increased approximately 672% from $1.2 million in 1991 to $9.5 million in 1996. The Company estimates that approximately 40% to 50% of the tankage capacity available at the Cushing Terminal was used in 1996; accordingly, substantial additional capacity is available without the expenditure of additional capital.

    Crude oil is purchased at the wellhead and transported by Company-owned trucks or third-party transporters to a trading location where the Company sells the crude oil to a refiner or other purchaser. The Company also purchases crude oil in the spot market at trading locations. The Company's policy is to purchase only crude oil for which it has a market and to structure its sales contracts so that crude oil price fluctuations do not materially affect the gross margin which it receives. The crude oil marketing business is characterized by a large volume of transactions with low margins. The Company has generally maintained a gross margin of approximately 2% in its marketing activities for each of the years 1992 through 1996. The Company also routinely analyzes opportunities for possible purchase or construction of gathering and pipeline systems, processing and storage facilities and various other related capital investment projects to enhance its profitability in the markets in which it operates.

    The Cushing Terminal was completed in December 1993. The facility was designed to accommodate the numerous grades of crude oil used by refiners and consists of two million barrels (fourteen 100,000 barrel tanks and four 150,000 barrel tanks) of above ground shell storage capacity. The Cushing Terminal was built at a total cost through December 31, 1996, of approximately $31.1 million, which includes the cost of land acquisition, engineering and environmental studies, construction-phase interest, pipeline interconnects and an oversized manifold and pumping system that was designed and constructed to accommodate expansion up to an aggregate ten million barrels of storage capacity. The Company estimates that its storage tanks have a useful life in excess of 60 years. The facility is connected to major pipelines into and out of the Cushing interchange and can operate at a daily throughput rate of approximately 800,000 Bbls.

    Cushing is the largest wet barrel trading hub in the United States and the delivery point for crude oil futures contracts traded on the NYMEX. The Cushing Terminal has been designated by the NYMEX as an approved delivery location for crude oil delivered under the NYMEX "light" sweet crude oil futures contract. The Cushing Terminal was constructed to capitalize on the crude oil supply and demand imbalance in the Midwest caused by the continued decline of traditional regional supplies, increasing imports and an inadequate pipeline and terminal infrastructure. Based upon the Company's analysis of existing storage facilities at Cushing and the anticipated increase in crude oil volumes to be transported through Cushing, the Company believes that there will be an increasing demand for additional storage capacity at Cushing; however, there can be no assurance that such demand will increase. Because of its initial investment in land, engineering and environmental studies, pipeline interconnects and the manifold and pumping system, the cost to construct incremental storage capacity is estimated at $7.50 to $8.00 per Bbl of shell capacity. The Company generates revenue from the Cushing Terminal through a combination of storage, reservation and throughput fees from customers such as (i) refiners and gatherers seeking to segregate or custom blend crudes for refining feedstocks, (ii) pipelines requiring segregated tankage for foreign cargoes, (iii) traders who make or take delivery under the NYMEX contract, (iv) producers seeking to increase their marketing alternatives and (v) contango market crude oil trading activities.


OPERATING ACTIVITIES

    The following table presents certain information with respect to the Company's upstream oil and natural gas producing activities and its downstream marketing, transportation and storage activities during the three years ended December 31, 1994, 1995 and 1996:

                                                   YEAR ENDED DECEMBER 31,
                                              ------------------------------
                                                1994       1995       1996
                                              --------   --------   --------
                                                     (IN THOUSANDS)
Sales to unaffiliated customers:
  Oil and natural gas .....................   $ 57,234   $ 64,080   $ 97,601
  Marketing, transportation and storage ...    199,239    339,826    531,698

Operating profits:
  Oil and natural gas (1) .................   $ 30,122   $ 34,029   $ 59,085
  Marketing, transportation and storage (2)      6,305      6,480      9,621

Identifiable assets:
  Oil and natural gas .....................   $204,778   $271,248   $309,107
  Marketing, transportation and storage ...     62,126     80,798    121,142

-----------------

(1)  Consists of primarily oil and natural gas sales less production expenses.

(2) Consists of primarily marketing, transportation and storage sales less purchases, transportation and storage expenses. Includes approximately $1.5 million and $.1 million during 1994 and 1995, respectively, of operating profit attributed to contango market transactions.

         Operating profits as a percentage of sales are significantly lower for the Company's marketing, transportation and storage activities than for its oil and natural gas producing activities because the cost of oil and natural gas purchased for resale is higher, as a percentage of sales price, than the Company's cost to produce oil and natural gas.
See "--Downstream Activities".

General

     The Company was incorporated under the laws of the State of Delaware in 1976. The Company's executive offices are located at 1600 Smith Street, Suite 1500, Houston, Texas 77002, and its telephone number is (713) 654-1414.

Product Markets and Major Customers

         The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas.
Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The price received by the Company for its oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. In this regard, it should be noted that oil prices at December 31, 1996, upon which proved reserve volumes, the Present Value of Proved Reserves and the Standardized Measure as of such date are based, were at the highest year-end level since 1990.

         In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company from time to time enters into fixed price delivery contracts, floating price collar arrangements, financial swaps and oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, the Company may sell a futures contract and thereafter either (i) make physical delivery of its product to comply with such contract or (ii) buy a matching futures contract to unwind its futures position and sell its production to a customer. These same techniques are also utilized to manage price risk for certain production purchased from customers of Plains Marketing. Such contracts may expose the Company to the risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase or deliver the contracted quantities of oil or natural gas, or a sudden, unexpected event materially impacts oil or natural gas prices. Such contracts may also restrict the ability of the Company to benefit from unexpected increases in oil and natural gas prices. See Item 2, "Properties--Oil and Natural Gas Reserves".

         Substantially all of the Company's LA Basin crude oil and natural gas production and its Sunniland Trend and Illinois Basin oil production are transported by pipelines owned by third parties. The inability or unwillingness of these pipelines to provide transportation services to the Company for a reasonable fee could result in the Company having to find transportation alternatives, increased transportation costs to the Company or involuntary curtailment of a significant portion of its crude oil and natural gas production. The Company is currently in dispute with the third party pipeline company that transports its Sunniland Trend oil production. See Item 3, "Legal Proceedings".

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

         In addition to the regulatory changes discussed above, deregulation of natural gas prices under the NGPA and the Decontrol Act has increased competition and volatility of natural gas prices. Since demand for natural gas is generally highest during winter months, prices received for the Company's natural gas are subject to seasonal variations and other fluctuations. All of the Company's natural gas production is currently sold under various arrangements at spot indexed prices. In certain instances, the Company enters into financial arrangements to hedge its exposure to spot price fluctuations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Changing Oil and Natural Gas Prices" and Item 2, "Properties--Production and Sales".

         Koch Oil Company and Basis Petroleum, Inc. ("Basis"), formerly Phibro Energy USA, Inc., accounted for 16% and 11%, respectively, of the Company's total revenue (exclusive of interest and other income) during 1996. Customers accounting for more than 10% of total revenue for 1995 and 1994 were as follows: 1995 -- Phibro Inc. ("Phibro") --

16% and Basis -- 12%; 1994 -- Phibro -- 19% and Chevron -- 16%. No other single purchaser of the Company's products accounted for as much as 10% of total sales during 1996, 1995 or 1994. Basis and Phibro Inc. are both subsidiaries of Salomon Inc. Additionally during 1996, Unocal, Marathon Oil Company and Basis accounted for approximately 51%, 24% and 20%, respectively, of the Company's oil and natural gas sales. During 1996, Unocal, Marathon Oil Company and Basis purchased the crude oil from the LA Basin Properties, Illinois Basin Properties and the Sunniland Trend Properties, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

      Transportation and Sale of Crude Oil

         Sales of crude oil and condensate can be made by the Company at market prices not subject at this time to price controls. However, the price that the Company receives from the sale of these products is affected by the cost of transporting the products to market. Commencing in October 1993, the FERC issued a series of orders (Order No . 561 and 561-A) in which it revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which became effective January 1, 1995, provide a simplified, generally applicable method for regulating such rates by use of an index for setting rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional cost of service and other methods of ratemaking. These rules could increase the cost of transporting crude oil and condensate by pipeline. On October 28, 1994, the FERC issued two separate Orders (Nos. 571 and 572), which adopt additional regulations governing rates that an oil pipeline may be authorized to charge. Order No. 571 authorizes a pipeline to implement cost-of-service based rates, provided it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the indexed rate that the pipeline is directed to charge under Order No. 561. In Order No. 572, the FERC adopted regulations that authorize a pipeline to charge market-based rates, provided it can demonstrate that it lacks significant market power in the market(s) in which it proposes to charge such rates. These rules have been affirmed by the reviewing courts.

Transportation and Sale of Natural Gas

         Prior to January 1, 1993, various aspects of the Company's natural gas operations were subject to regulation by the FERC under the Natural Gas Act of 1938 (the "NGA") and the NGPA with respect to "first sales" of natural gas, including price controls and certificate and abandonment authority regulations. However, as a result of the enactment of the Decontrol Act, the remaining "first sales" restrictions imposed by the NGA and the NGPA terminated on January 1, 1993.

         The FERC regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC's most recent action in this area, Order No. 636, reflected the FERC's finding that, under the then-existing regulatory structure, interstate pipelines and other natural gas merchants, including producers, did not compete on a "level playing field" in selling natural gas. Order No. 636 instituted individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by many interstate pipelines so that buyers of natural gas may secure natural gas supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in all of the restructuring proceedings and has announced its intention to reexamine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price which shippers can charge for their released capacity. The FERC has also adopted a new policy regarding the use of non-traditional methods of setting rates for interstate natural gas pipelines in certain circumstances as alternatives to cost of service based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. The Company cannot predict what action the FERC will take in the reexamination of its transportation-related policies, nor can it accurately predict whether the FERC's actions will achieve its stated goal of increasing competition in domestic natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

         Although the FERC's actions, such as Order No. 636, do not regulate natural gas producers such as the Company, these actions are intended to foster increased competition within all phases of the natural gas industry. To date, the FERC's pro-competition policies have not materially affected the Company's business or operations. On a prospective basis, however, such orders may substantially increase the burden on the producers and transporters to nominate and deliver on a daily basis a specified volume of natural gas. Producers and transporters which deliver deficient volumes or volumes in excess of such daily nominations could be subject to additional charges by the pipeline carriers.

         The United States Court of Appeals for the District of Columbia Circuit has affirmed the FERC's Order No. 636 restructuring rule and remanded certain issues for further explanation or clarification. Numerous petitions seeking judicial review of the individual pipeline restructuring orders are currently pending in that Court. Although it is difficult to predict when all appeals of pipeline restructuring orders will be completed or their impact on the Company, the Company does not believe that it will be affected by the restructuring rule and orders any differently than other natural gas producers and marketers with which it competes.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations. The natural gas industry has historically been very heavily regulated; thus there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability and cash flow. Inasmuch as laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

Regulation of Production

         The production of oil and natural gas is subject to regulation under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within its jurisdiction.

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

         A significant portion of the Miami Fee acreage in Cameron Parish, Louisiana, is within the Sabine National Wildlife Refuge (the "Refuge"), and operations therein are subject to the National Wildlife Refuge Administration Act and the regulations promulgated thereunder (the "Wildlife Refuge Act"). The Wildlife Refuge Act states that no person may use, occupy, conduct any activity on or remove property from any area located within a wildlife refuge unless a permit has been granted for such use, occupation, conduct, activity or removal of property. The Company currently is obligated to plug and abandon wells drilled on the Miami Fee acreage in prior years. Such obligations must comply with the requirements established by the Regional Director to ensure that the plugging and abandonment of such wells are compatible with the Wildlife Refuge Act.

         Although the Company obtained environmental studies on its properties in the LA Basin, Sunniland Trend and Illinois Basin, and the Company believes that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for more than approximately 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations. In December 1995, the Company negotiated an agreement with Chevron, a prior owner of the LA

Basin Properties, to remediate sections of the properties impacted by prior drilling and production operations. Under this agreement, Chevron agreed to investigate and potentially remediate specific areas contaminated with volatile organic substances and heavy metals, and the Company agreed to excavate and remediate crude oil contaminated soils. The Company is obligated to construct and operate (for the next 14 years) two five-acre bioremediation cells for crude oil contaminated soils designated for excavation and treatment by Chevron. While the Company believes that it does not have any material obligations for operations conducted prior to Stocker's acquisition of the properties from Chevron, other than its obligation to plug existing wells and those normally associated with customary oil field operations of similarly situated properties (such as the Chevron agreement described above), there can be no assurance that current or future local, state or federal rules and regulations will not require it to spend material amounts to comply with such rules and regulations or that any portion of such amounts will be recoverable from Chevron, either under the December 1995 agreement or the limited indemnity from Chevron contained in the original purchase agreement.

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

         Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. States in which the Company operates have also enacted similar laws. Regulations are currently being developed under OPA and state laws that may also impose additional regulatory burdens on the Company.

         The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas wastes into navigable waters. Permits must be obtained to discharge pollutants to state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum or its derivatives into state waters. The EPA has promulgated regulations that require many oil and natural gas production operations to obtain permits to discharge storm water runoff. At some facilities, such as the Sunniland Trend Properties, the Company eliminated this permit requirement by collecting all potentially contaminated storm water and disposing of it through the Company's underground injection control ("UIC") disposal wells. At other facilities, the Company has applied for and obtained any necessary storm water discharge permits, and is currently in substantial compliance with applicable permit conditions. The Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company's financial condition or results of operations.

         Air Emissions. The operations of the Company are subject to the Federal Clean Air Act and comparable state and local statutes. The Company believes that its operations are in substantial compliance with such statutes in all states in which they operate.

         Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 Federal Clean Air Act Amendments") require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency (the "EPA") and state environmental agencies. In particular, the Company's LA Basin properties are located in an "extreme" non-attainment area for ozone. This classification will force the local air quality regulatory authority, the South Coast Air Quality Management District, to adopt stringent controls on all emissions of nitrogen oxide and volatile organic compounds. As a result of these future regulations, the Company may incur future capital expenditures to reduce air emissions from the LA Basin production facilities. In addition, the 1990 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V permits"), and several of the Company's facilities may require permits under this new program. Although no assurances can be given, the Company believes implementation of the 1990 Federal Clean Air Act Amendments will not have a material adverse effect on the Company's financial condition or results of operations.

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

         Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may generate waste that may fall within CERCLA's definition of a "hazardous substance". The Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed or released into the environment.

         The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

FEDERAL TAXATION

         At December 31, 1996, the Company and its subsidiaries, which together file a consolidated federal income tax return, had federal income tax NOL carryforwards of approximately $183 million. Of that amount, approximately $16 million is subject to separate return limitation year restrictions and may only be utilized to the extent certain subsidiaries which generated the NOLs have taxable income. At December 31, 1996, the Company had approximately $169 million of alternative minimum tax ("AMT") net operating loss carryforwards available as a deduction against future AMT income. In addition, the Company had approximately $.7 million of investment tax credit carryforwards and $7.0 million of percentage depletion carryforwards at December 31, 1996. The NOL carryforwards expire from 1997 through 2011. The value of these carryforwards depends on the ability of the Company to generate federal taxable income. In addition, for AMT purposes, only 90% of AMT income in any given year may be offset by AMT NOLs.

         The ability of the Company to utilize NOL and investment tax credit carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury Regulations, and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% ("Ownership Change") in the beneficial ownership of the Company.

         In the event of an Ownership Change, Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by
(ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an Ownership Change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Although no assurances can be made, the Company does not believe that an Ownership Change has occurred as of December 31, 1996. Equity transactions after the date hereof by the Company or by 5% stockholders (including relatively small transactions and transactions beyond the Company's control) could cause an Ownership Change and therefore a limitation in the annual limitation of NOLs.

         The Company does not expect to report any regular taxable income in the near future because it expects to utilize its carryforwards and other tax deductions and credits. However, there is no assurance that the Internal Revenue Service will not challenge these carryforwards or their utilization.

Other Business Matters

         The Company must continually acquire, explore for, develop or exploit new oil and natural gas reserves to replace those produced or sold. Without successful drilling, acquisition or exploitation operations, the Company's oil and natural gas reserves and revenues will decline. Drilling activities are subject to numerous risks, including the risk that no commercially viable oil or natural gas production will be obtained. The decision to purchase, explore, exploit or develop an interest or property will depend in part on the evaluation of data obtained through geophysical and geological analyses and engineering studies, the results of which are often inconclusive or subject to varying interpretations. See Item 2, "Properties--Oil and Natural Gas Reserves". The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices or limitations in the market for products. The availability of a ready market for the Company's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be shut in for lack of a market or due to inadequacy or unavailability of natural gas pipeline or gathering system capacity.

         Substantially all of the Company's LA Basin crude oil and natural gas production and its Sunniland Trend and Illinois Basin oil production are transported by pipelines owned by third parties. The inability or unwillingness of these pipelines to provide transportation services to the Company for a reasonable fee could cause the Company to seek transportation alternatives, which in turn could result in increased transportation costs to the Company or involuntary curtailment of a significant portion of its crude oil and natural gas production. The Company is currently in dispute with the third party pipeline company that transports its Sunniland Trend oil production. See
Item 3, "Legal Proceedings".

         The Company's operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, including blowouts, cratering, oil spills and fires, each of which could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. The relatively deep drilling conducted by the Company from time to time involves increased drilling risks of high pressures and mechanical difficulties, including stuck pipe, collapsed casing and separated cable. The Company's operations in the LA Basin, including transportation of crude oil by pipelines within the city of Los Angeles, are especially susceptible to damage from earthquakes and involve increased risks of personal injury, property damage and marketing interruptions because of the population density of the area. Although the Company maintains insurance coverage considered to be customary in the industry, it is not fully insured against certain of these risks, including, in certain instances, earthquake risk in the LA Basin, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial position.

         The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The price received by the Company for its oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. In this regard, it should be noted that oil prices at December 31, 1996, upon which estimated proved reserve volumes, the Present Value of Proved Reserves and the Standardized Measure as of such date are based, were at the highest year-end level since 1990. At December 31, 1996, the NYMEX Crude Oil Price was $25.92 per barrel, 33% higher than the $19.55 per barrel at December 31, 1995. Although the Company is not currently experiencing any significant involuntary curtailment of its crude oil or natural gas production, market, logistic, economic and regulatory factors may in the future materially affect the Company's ability to sell its natural gas production.

         In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company from time to time enters into fixed price delivery contracts, floating price collar arrangements, financial swaps and oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, the Company may sell a futures contract and thereafter either (i) make physical delivery of its product to comply with such contract or (ii) buy a matching futures contract to unwind its futures position and sell its production to a customer. These same techniques are also utilized to manage price risk for certain production purchased from customers of the Company's marketing subsidiary, Plains Marketing & Transportation Inc. ("Plains Marketing"). Such contracts may expose the Company to the risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase or deliver the contracted quantities of oil or natural gas, or a sudden, unexpected event materially impacts oil or natural gas prices. Such contracts may also restrict the ability of the Company to benefit from unexpected increases in oil and natural gas prices. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources, Liquidity and Financial Condition--Changing Oil and Natural Gas Prices".

         Forward-Looking Statements and Associated Risks. This Report includes "forward-looking statements" within the meaning of various provisions of the Securities Act and the Exchange Act. All statements, other than statements of historical facts, included in this Report which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

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

Employees

     As of January 31, 1997, the Company had 201 full-time employees, none of whom is represented by any labor union. Approximately 93 of such full-time employees are field personnel involved in oil and natural gas producing activities, trucking and transport activities and crude oil terminalling and storage activities.

Item 2.  PROPERTIES

     The Company is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and the marketing, transportation, terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in the LA Basin, the Sunniland Trend, the Illinois Basin and the Gulf Coast area of Louisiana. The Company's downstream marketing, terminalling and storage activities are concentrated in Oklahoma, Texas and the Gulf Coast area of Louisiana. Plains' upstream operations contributed approximately 90% of the Company's EBITDA for the fiscal year ending December 31, 1996, while the Company's downstream activities accounted for the remainder. See Item 1, "Business" for a discussion of the Company's exploration, acquisition, development and exploitation activities and downstream businesses.

Oil and Natural Gas Reserves

     The following tables set forth certain information with respect to the Company's reserves based upon reserve reports prepared by the independent petroleum consulting firms of H.J. Gruy and Associates, Inc. with respect to the LA Basin Properties, Netherland, Sewell & Associates, Inc. with respect to the Sunniland Trend and other minor properties, and Ryder Scott Company with respect to the Illinois Basin Properties. Such reserve volumes and values were determined under the method prescribed by the SEC which requires the application of year-end prices for each year, held constant throughout the projected reserve life.

                                                               AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                          1994                   1995                     1996
                                                  --------------------    -------------------     -------------------
                                                   OIL          GAS        OIL         GAS         OIL          GAS
                                                  (BBL)        (MCF)      (BBL)        (MCF)       (BBL)       (MCF)
                                                                            (IN THOUSANDS)

PROVED RESERVES
Beginning balance ............................     38,810      49,397      61,459      51,009      94,408      43,110
Revisions of previous estimates ..............     16,834       4,365       5,423       2,792      19,424       6,641
Extensions, discoveries, improved recovery and
  other additions ............................      4,362       1,182      15,489       1,730       8,179       1,294
Sale of reserves .............................        (16)       (446)     (1,227)     (9,773)         (5)    (12,491)
  Purchase of reserves in place ..............      5,304          80      17,640         130          45         862
Production ...................................     (3,835)     (3,569)     (4,376)     (2,778)     (6,055)     (2,143)
                                                 --------    --------    --------    --------    --------    --------
Ending balance ...............................     61,459      51,009      94,408      43,110     115,996      37,273
                                                 ========    ========    ========    ========    ========    ========

PROVED DEVELOPED RESERVES
Beginning balance ............................     30,646      28,436      48,978      30,869      67,266      29,397
                                                 ========    ========    ========    ========    ========    ========
Ending balance ...............................     48,978      30,869      67,266      29,397      86,515      25,629
                                                 ========    ========    ========    ========    ========    ========

  The following table sets forth the Present Value of Proved Reserves as of December 31, 1994, 1995 and 1996.

                                                                 1994            1995           1996
                                                             -------------  -------------  --------------
                                                                            (IN THOUSANDS)
         Proved developed..................................  $     191,578  $      272,634 $      574,686
         Proved undeveloped................................         37,793         94,146         190,088
                                                             -------------  -------------  --------------
           Total proved....................................  $     229,371  $      366,780 $      764,774
                                                             =============  ============== ==============


         There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the Present Value of Proved Reserves shown above represents estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. In this regard, it should be noted that oil prices at December 31, 1996, upon which estimated proved reserve volumes, the Present Value of Proved Reserves and the Standardized Measure as of such date are based, were at the highest year-end level since 1990. At December 31, 1996, the NYMEX Crude Oil Price was $25.92 per barrel, 33% higher than the $19.55 per barrel at December 31, 1995. The information set forth in the preceding tables includes revisions of reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices.

         In accordance with the SEC guidelines, the reserve engineers' estimates of future net revenues from the Company's properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The crude oil price in effect at December 31, 1996, is based on the NYMEX Crude Oil Price of $25.92 per Bbl with variations therefrom based on location and grade of crude oil. The Company has entered into various fixed and floating price collar arrangements to fix the NYMEX Crude Oil Price for a significant portion of its crude oil production. On December 31, 1996, these arrangements provided for a NYMEX Crude Oil Price for: (i) 12,000 barrels per day through March 31, 1997, at $18.51 per barrel; (ii) 10,000 barrels per day from April 1,

1997, through April 30, 1997, at $18.85 per barrel; (iii) 9,000 barrels per day from May 1, 1997, through June 30, 1997, at $18.85 per barrel; and (iv) 9,100 barrels per day from July 1, 1997, through December 31, 1997, at $18.59 per barrel. The Company has entered into additional swap arrangements which provide for a NYMEX Crude Oil Price ceiling of $24.00 per barrel and a price floor of $19.50 per barrel for 4,000 barrels per day from January 1, 1997, through December 31, 1997. Combined with an additional arrangement providing for 500 barrels per day from April 1, 1997 through December 31, 1997, at $22.00 per barrel, these arrangements provide the Company with an average minimum price of $18.96 per barrel on an average of approximately 14,250 barrels of oil per day for 1997, but provide the Company with upside price participation for 4,000 of such barrels up to $24.00 per barrel. At December 31, 1996, the Company also had a fixed price arrangement on 4,500 barrels per day for 1998 at a NYMEX Crude Oil Price of $19.24 per barrel. Location and quality differentials attributable to the Company's properties are not included in the foregoing prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX Crude Oil Price. The overall average prices used in the reserve reports as of December 31, 1996, were $22.22 per Bbl of crude oil, condensate and natural gas liquids and $2.79 per Mcf of natural gas. See Item 1, "Business--Product Markets and Major Customers". Prices for natural gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors.

         Since December 31, 1995, the Company has not filed any estimates of total proved net oil or natural gas reserves with any federal authority or agency other than the SEC. See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere in this Report for certain additional information concerning the proved reserves of the Company.

PRODUCTIVE WELLS AND ACREAGE

         As of December 31, 1996, the Company had working interests in 1,617 gross (1,616 net) active oil wells and 5 gross (1 net) active natural gas wells. These totals do not include the Company's royalty and overriding royalty interests in approximately 135 gross (4 net) producing oil and natural gas wells.

         The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of December 31, 1996.

                                          DECEMBER 31, 1996
                            ---------------------------------------------
                              Developed Acres(1)       Undeveloped Acres(2)
                            ---------------------   ---------------------
                              Gross       Net         Gross       Net(3)
                            ---------   ---------   ---------   ---------
California ..............       3,891       3,818          10          10
Florida .................      12,044      11,852      96,257      80,774
Illinois ................      15,887      13,885      33,653      15,416
Indiana .................       1,155         854       2,562       1,216
Kansas ..................        --          --        52,433      41,496
Kentucky ................        --          --         1,321         521
Louisiana(4) ............         700         117      21,903      11,453
Oklahoma ................         640          88        --          --
                            ---------   ---------   ---------   ---------
     Total ..............      34,317      30,614     208,139     150,886
                            =========   =========   =========   =========

(1)  Developed acres are acres spaced or assigned to productive wells.

(2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.

(3) Less than 2% of total net undeveloped acres are covered by leases that expire in 1997 and 1998.

(4) Does not include approximately 19,000 gross (5,000 net) acres under seismic option.

DRILLING ACTIVITIES

         Certain information with regard to the Company's drilling activities during the years ended December 31, 1994, 1995 and 1996 is set forth below:

                                                   YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------
                                            1994             1995               1996
                                      ---------------   ---------------   ---------------
                                      Gross     Net     Gross     Net     Gross     Net
                                      ------   ------   ------   ------   ------   ------
Exploratory Wells:
  Oil .............................     0.00     0.00     0.00     0.00     0.00     0.00
  Natural gas .....................     0.00     0.00     0.00     0.00     0.00     0.00
  Dry .............................     6.00     4.39     1.00     0.40     2.00     0.63
                                      ------   ------   ------   ------   ------   ------
      Total .......................     6.00     4.39     1.00     0.40     2.00     0.63
                                      ======   ======   ======   ======   ======   ======
Development Wells:
  Oil .............................     1.00     1.00     0.00     0.00    24.00    24.00
  Natural gas .....................     0.00     0.00     0.00     0.00     0.00     0.00
  Dry .............................     0.00     0.00     1.00     0.50     0.00     0.00
                                      ------   ------   ------   ------   ------   ------
      Total .......................     1.00     1.00     1.00     0.50    24.00    24.00
                                      ======   ======   ======   ======   ======   ======
Total Wells:
  Producing .......................     1.00     1.00     0.00     0.00    24.00    24.00
  Dry .............................     6.00     4.39     2.00     0.90     2.00     0.63
                                      ------   ------   ------   ------   ------   ------
      Total .......................     7.00     5.39     2.00     0.90    26.00    24.63
                                      ======   ======   ======   ======   ======   ======

         At December 31, 1996, the Company was in the process of drilling 1 gross (.20 net) exploratory well. See Item 1, "Business--Acquisition and Exploitation" and "--Productive Wells and Acreage" for additional information regarding exploitation activities, including waterflood patterns, workovers and recompletions.

PRODUCTION AND SALES

         The following table presents certain information with respect to oil and natural gas production attributable to the Company's properties, the revenue derived from the sale of such production, average sales prices received and average production costs during the three years ended December 31, 1994, 1995 and 1996.

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                       1994        1995        1996
                                                     ---------   ---------   ---------
                                                      (IN THOUSANDS, EXCEPT UNIT  DATA)
Production:
 Crude oil and natural gas liquids (Bbls) ........       3,835       4,376       6,055
 Natural gas (Mcf) ...............................       3,569       2,778       2,143
 BOE .............................................       4,430       4,839       6,412

Revenue:
 Crude oil and natural gas liquids ...............   $  52,331   $  61,241   $  95,224
 Natural gas .....................................       4,903       2,839       2,377
                                                     ---------   ---------   ---------
  Total ..........................................   $  57,234   $  64,080   $  97,601
                                                     =========   =========   =========

Average sales price:
 Crude oil and natural gas liquids (per Bbl) .....   $   13.65   $   13.99   $   15.73
 Natural gas (per Mcf) ...........................   $    1.37   $    1.02   $    1.11
 Per BOE .........................................   $   12.92   $   13.24   $   15.22

Production expenses per BOE ......................   $    6.15   $    6.25   $    6.04

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

Item 3. LEGAL PROCEEDINGS

     On July 9, 1987, Exxon filed an interpleader action in the United States District Court for the Middle District of Florida, Exxon Corporation v. E. W. Adams, et al., Case Number 87-976-CIV-T-23-B. This action was filed by Exxon to interplead royalty funds as a result of a title controversy between certain mineral owners in a field in Florida. One group of mineral owners, John W. Hughes, et al. (the "Hughes Group"), filed a counterclaim against Exxon alleging fraud, conspiracy, conversion of funds, declaratory relief, federal and Florida RICO, breach of contract and accounting, as well as challenging the validity of certain oil and natural gas leases owned by Exxon, and seeking exemplary and treble damages. In March 1993, but effective November 1, 1992, Calumet, a wholly-owned subsidiary of the Company, acquired all of Exxon's leases in the field affected by this lawsuit. In order to address those counterclaims challenging the validity of certain oil and natural gas leases, which constitute approximately 10% of the lands underlying this unitized field, Calumet filed a motion to join Exxon as plaintiff in the subject lawsuit, which was granted July 29, 1994. In August 1994, the Hughes Group amended its counterclaim to add Calumet as a counter- defendant. Exxon and Calumet filed a motion to dismiss the counterclaims. On March 22, 1996, the Court granted Exxon's and Calumet's motion to dismiss the counterclaims alleging fraud, conspiracy, and federal and Florida RICO violations and challenging the validity of certain of the Company's oil and natural gas leases but denied such motion as to the counterclaim alleging conversion of funds. The Company has reached an agreement in principle with all parties to settle this case. In consideration for full and final settlement, and dismissal with prejudice of all issues in this case, the Company has agreed to pay to the defendants the total sum of $100,000, and release certain royalty amounts held in suspense and in the court registry during the pendency of this case. Finalization of this settlement has been delayed due to a dispute between the defendants over certain title issues. The defendants have filed motions requesting the Court to rule on this dispute, but no hearing date has been set. The Company does not believe that this dispute will adversely affect the settlement reached between the Company and the defendants.

         Since the Company acquired the Sunniland Trend Properties in 1993, substantially all crude oil production therefrom has been transported by a third party pipeline company. The current pipeline service agreement (the "Pipeline Agreement") will expire on March 31, 1997, unless modified or extended. Subject to economic and other considerations, such agreement requires the parties to negotiate in good faith to extend such agreement or enter into a new agreement. The Company has been in negotiations with the pipeline company to continue to transport all or a portion of the crude oil production on the existing pipeline system. However, no agreements have been reached. As a safeguard against the failure to agree on an extension or modification of the Pipeline Agreement, the Company entered into a contingent agreement with a local trucking company to transport part or all its crude oil production by trucks. Except as noted below, the Company has in place the necessary facilities to convert to trucking.

         Approximately 60% of the Company's Sunniland Trend oil production is derived from one field, the production from which is transported by its own proprietary pipeline to a ten acre surface lease held by the Company on lands owned by the Miccosukee Tribe of Indians of Florida (the "Tribe"). Such lease is located at the interconnect with the third party's pipeline. In light of the possibility that the Pipeline Agreement may not be modified or extended, the Company commenced construction in late January of a storage tank and truck loading facilities on this lease that would enable it to truck crude oil from this location. The pipeline company has taken issue with the Company's assertion of its rights to transport its crude oil production by trucks upon the termination of the existing contract, alleging that it had recently acquired an exclusive license to transport production from the Tribe's lands. The Company notified the pipeline company that it believes these allegations are without merit and that the exclusive license would be in violation of the Company's lease with the Tribe. Subsequently, the Tribe's legal representatives notified the pipeline company that the purported exclusive license claimed by the pipeline company is void, unenforceable and of no force and effect. However, the Tribal Chairman has directed the Company to cease its construction operations on the lease, claiming that prior approval of such operations must be approved by the Tribe and the Bureau of Indian Affairs (the "BIA"). The Company believes its construction operations are in compliance with its lease and that no prior approval is required from the Tribe or the BIA. The Company is discussing this matter with representatives of the Tribe and is continuing negotiations with the pipeline company. If these controversies are not resolved, litigation could result and this portion of the Company's Sunniland Trend production could be curtailed until trucking can be commenced or the Company agrees to extend the Pipeline Agreement or enter into a new contract with the pipeline company. The pipeline company is currently demanding that any extension of the Pipeline Agreement provide for a rate which is approximately $.15 per barrel above the current rate and which would be $.80 per barrel higher than the alternative trucking rate.

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

Greg L. Armstrong, President and Chief Executive Officer     Officer Since 1981

     Mr. Armstrong, age 38, has been President, Chief Executive Officer and a director of the Company since 1992. He was President and Chief Operating Officer from October to December 1992, and Executive Vice President and Chief Financial Officer from June to October 1992. He was Senior Vice President and Chief Financial Officer from 1991 to June 1992, Vice President and Chief Financial Officer from 1984 to 1991, Corporate Secretary from 1981 to 1988, and Treasurer from 1984 to 1987.

William C. Egg, Jr., Senior Vice President                   Officer Since 1984

     Mr. Egg, age 45, has been Senior Vice President of the Company since 1991. He was Vice President- Corporate Development of the Company from 1984 to 1991 and Special Assistant-Corporate Planning from 1982 to 1984.

Cynthia A. Feeback, Controller and
Principal Accounting Officer                                Officer Since 1993

     Ms. Feeback, age 39, has been Controller and Principal Accounting Officer of the Company since 1993. She was Controller of the Company from 1990 to 1993 and Accounting Manager from 1988 to 1990.

Phillip D. Kramer, Vice President,
Chief Financial Officer and Treasurer                       Officer Since 1987

     Mr. Kramer, age 41, has been Vice President and Chief Financial Officer of the Company since 1992. He was Vice President and Treasurer from 1988 to 1992, Treasurer from 1987 to 1988, and Controller from 1983 to 1987.

G. M. McCarroll, Vice President-Exploration and Land        Officer Since 1989

     Mr. McCarroll, age 39, became Vice President-Exploration and Land in February 1996. He had been Vice President-Land of the Company since 1989, except for the period of May through July 1991 when he was Vice President of a land development company in Lafayette, Louisiana. From 1988 to 1989 he was a consultant to the Company for acquisitions and land functions.

Michael R. Patterson, Vice President and General Counsel     Officer Since 1985

     Mr. Patterson, age 49, has been Vice President and General Counsel of the Company since 1985 and Corporate Secretary since 1988.

Harry N. Pefanis, Senior Vice President                     Officer Since 1988

     Mr. Pefanis, age 39, became Senior Vice President in February 1996. He had been Vice President-Products Marketing of the Company since 1988. From 1987 to 1988 he was Manager of Products Marketing. From 1983 to 1987 he was Special Assistant for Corporate Planning for the Company. Mr. Pefanis is also President of Plains Marketing & Transportation Inc., a wholly-owned subsidiary of the Company.

Mary O. Peters, Vice President - Administration and
Human Resources                                             Officer Since 1991

     Ms. Peters, age 48, has been Vice President-Administration and Human Resources since 1991. She was Manager of Office Administration of the Company from 1984 to 1991.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's $.10 par value common stock ("Common Stock") is listed and traded on the American Stock Exchange under the symbol "PLX." The number of stockholders of record of the Common Stock as of February 1, 1997, was 1,503.

     For the periods indicated below, the following table sets forth the range of high and low closing sales prices for the Common Stock as reported on the American Stock Exchange Composite Tape.

                                                     High          Low
1995:
1st Quarter ....................................... $  7 3/4    $ 5  1/2
2nd Quarter .......................................    9 3/4      7  5/8
3rd Quarter .......................................   10 3/4      7  5/8
4th Quarter .......................................    9          6 13/16

1996:
1st Quarter .......................................  $ 9  1/8   $ 7  7/16
2nd Quarter .......................................    13         8  1/2
3rd Quarter .......................................    14 7/8    11  3/4
4th Quarter .......................................    16 5/8    12  7/8

     The Company has not paid cash dividends on shares of the Common Stock since the Company's inception and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company is prohibited by provisions of the indenture governing the issue of $150 million 10.25% Senior Subordinated Notes Due 2006 (the "10.25% Notes") and the Revolving Credit Facility from paying dividends on the Common Stock.

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

                                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------------
                                                              1992         1993            1994        1995        1996
                                                            ---------    ---------       ---------   ---------   ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Oil and natural gas sales .............................   $  38,400    $  57,507       $  57,234   $  64,080   $  97,601
  Marketing, transportation and storage .................      93,838      128,186         199,239     339,826     531,698
  Other .................................................         413          335             223         319         309
                                                            ---------    ---------       ---------   ---------   ---------
Total revenue ...........................................     132,651      186,028         256,696     404,225     629,608
                                                            ---------    ---------       ---------   ---------   ---------
Costs and expenses:
  Production expenses ...................................      19,329       28,285          27,220      30,256      38,735
  Purchases, transportation and storage .................      92,107      124,390         193,049     333,460     522,167
  General and administrative ............................       8,592        7,724           6,966       7,215       7,729
  Depreciation, depletion and amortization ..............      12,155       36,980(1)       16,305      17,036      21,937
  Interest expense ......................................       3,776        8,847          12,585      13,606      17,286
  Litigation settlement .................................        --           --              --          --         4,000(2)
                                                            ---------    ---------       ---------   ---------   ---------
Total expenses ..........................................     135,959      206,226         256,125     401,573     611,854
                                                            ---------    ---------       ---------   ---------   ---------
Income (loss) before income taxes and extraordinary item       (3,308)     (20,198)            571       2,652      17,754
Income tax expense (benefit) ............................        --           --              --          --        (3,898)
                                                            ---------    ---------       ---------   ---------   ---------
Income (loss) before extraordinary item .................      (3,308)     (20,198)            571       2,652      21,652
Extraordinary item, net of income taxes .................        --           --              --          --        (5,104)(3)
                                                            ---------    ---------       ---------   ---------   ---------
Net income (loss) .......................................   $  (3,308)   $ (20,198)      $     571   $   2,652   $  16,548
                                                            =========    =========       =========   =========   =========

Net income (loss) per common and common equivalent share:
  Before extraordinary item .............................   $    (.32)   $   (1.77)      $     .04   $     .16   $    1.22
  Extraordinary item, net of income taxes ...............        --           --              --          --          (.29)
                                                            ---------    ---------       ---------   ---------   ---------
                                                            $    (.32)   $   (1.77)      $     .04   $     .16   $     .93
                                                            =========    =========       =========   =========   =========
Weighted average number of common and
  common equivalent shares ..............................      10,536       11,438          11,625      15,981      17,732

OTHER FINANCIAL DATA:
Cash flow from operations(4) ............................   $   8,847    $  16,782       $  16,876   $  19,688   $  43,942(6)
EBITDA(5) ...............................................      12,623       25,629          29,461      33,294      61,184(6)
Net cash provided by operating activities ...............      11,435       10,397          18,369      16,984      39,008
Net cash used in investing activities ...................      53,104       76,451          40,158      64,398      52,496
Net cash provided by financing activities ...............      63,430       44,688          19,297      52,252       9,876

                                                   YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                    1992        1993         1994         1995         1996
                                  ---------   ---------    ---------    ---------    ---------
BALANCE SHEET DATA:
Cash and cash equivalents .....   $  25,149   $   4,862    $   2,791    $   6,129    $   2,517
Working capital (deficit) .....      13,065     (13,986)      (4,465)      (4,749)      (4,843)
Property and equipment, net ...     144,692     191,985      217,602      280,538      311,040
Total assets ..................     199,093     236,667      266,904      352,046      430,249
Long-term debt ................     100,000     141,600      149,600      205,089      225,399
Other long-term liabilities ...       2,506         967        3,754        1,547        2,577
Redeemable preferred stock ....        --          --         20,937         --           --
Total stockholders' equity ....      63,333      44,997       46,462       77,029       95,572

---------------

(1) Includes a $20 million non-cash charge related to a writedown of the capitalized costs of the Company's proved oil and natural gas properties due to low crude oil prices at December 31, 1993.

(2) Represents charge related to the settlement of two lawsuits filed in 1992 and 1993. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

(3) Relates to the early redemption in March 1996 of the Company's 12% Senior Subordinated Notes due 1999.

(4) Net cash provided by operating activities before changes in assets and liabilities.

(5) EBITDA means earnings before interest, taxes, depreciation, depletion, amortization and other noncash items. EBITDA is commonly used by debt holders and financial statement users as a measurement to determine the ability of an entity to meet its interest obligations. EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities.

(6) Excludes nonrecurring items during 1996. Such items include a $4 million charge for settlement of two lawsuits filed during 1992 and 1993, a benefit of $11 million related to the reversal of a portion of the valuation allowance against the Company's deferred tax asset, and an $8.5 million ($5.1 million, net of tax) extraordinary charge from the early redemption of the Company's 12% Senior Subordinated Notes due 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For the three years ended December 31, 1996, the Company reported significant increases in proved reserves, production and cash flow from oil and natural gas producing activities. Such increases are primarily the result of exploitation activities in the LA Basin Properties, the acquisition during 1994 of the remaining 50% interest in, and exploitation of, the Sunniland Trend Properties and the fourth quarter 1995 acquisition and subsequent exploitation of the Illinois Basin Properties. These three core areas are comprised primarily of crude oil properties and together account for approximately 98% of the Company's year-end 1996 proved reserves. See Item 1, "Business-- Acquisition and Exploitation--Current Exploitation Projects".

RESULTS OF OPERATIONS

          For the year ended December 31, 1996, the Company reported net income before nonrecurring items of $14.7 million, or $.83 per share, on total revenue of $629.6 million. This compares with net income of $2.7 million on total revenue of $404.2 million in 1995 and net income of $.6 million on total revenue of $256.7 million in 1994. Earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") increased 84% in 1996 to $61.2 million from the $33.3 million reported in 1995 and 107% from the $29.5 million reported in 1994. Cash flow from operations (cash provided by operating activities before changes in assets and liabilities) increased to $43.9 million in 1996, 123% and 160% above the $19.7 million and $16.9 million reported in 1995 and 1994, respectively. Cash flow and EBITDA are also presented before nonrecurring items. Net cash provided by operating activities was $39.0 million for the year ended December 31, 1996 ($43 million excluding nonrecurring items), as compared to $17.0 million for 1995 and $18.4 million in 1994. The improvement in operating results is primarily attributable to increased production volumes and expanded unit operating margins in the upstream segment and continued growth in the downstream segment.

         Nonrecurring items in 1996 include an $8.5 million extraordinary charge ($5.1 million net of tax) associated with the early redemption of the Company's 12% Senior Subordinated Notes due 1999 (the "12% Notes"), a $4.0 million charge related to the settlement of two lawsuits filed during 1992 and 1993 and an $11.0 million tax benefit related to the reversal of a portion of the valuation reserve against the Company's net deferred tax asset. After giving effect to such nonrecurring items, the Company reported net income for 1996 of $16.5 million, or $.93 per share. Before extraordinary items, net income was $21.7 million or $1.22 per share.

         The following table sets forth certain operating information of the Company for the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                       ------------------------------
                                        1994       1995       1996
                                       --------   --------   --------
                                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
AVERAGE DAILY PRODUCTION VOLUMES
  Barrels of oil equivalent:
   LA Basin (approximately 90% oil)         8.1        8.4        9.2
   Sunniland Trend (100% oil) ......        2.7        3.4        4.7
   Illinois Basin (100% oil) .......       --          0.6        3.5
   Other ...........................        1.3        0.9         .1
                                       --------   --------   --------
    Total ..........................       12.1       13.3       17.5
                                       ========   ========   ========

UNIT ECONOMICS
  Average sales price per BOE ......   $  12.92   $  13.24   $  15.22
  Production expenses per BOE ......       6.15       6.25       6.04
                                       --------   --------   --------
  Gross margin per BOE .............       6.77       6.99       9.18
  Upstream G&A expenses per BOE ....       1.04        .99        .74
                                       --------   --------   --------
  Gross profit per BOE .............   $   5.73   $   6.00   $   8.44
                                       ========   ========   ========


         Oil and natural gas production volumes in 1996 totaled 6.4 million BOE, a 33% increase over 1995's level of 4.8 million BOE and a 45% increase over the 1994 level of 4.4 million BOE. Approximately 94% of 1996's equivalent production volumes were crude oil. The Company's unit gross margin increased to $9.18 per BOE in 1996, an improvement of 31% and 36% over the amounts reported for 1995 and 1994, respectively. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $8.44 per BOE for 1996, up 41% and 47% over the 1995 and 1994 amounts, respectively.

         The significant increase in production volumes is attributable to the Company's acquisition and exploitation activities. As a result of exploitation activities conducted over the last three years, 1996 average net daily production from the LA Basin Properties increased to approximately 9,200 BOE per day, up 800 BOE per day, or 10% over 1995 and 1,100 BOE per day, or 14% over the 1994 level. Net production from the Company's Sunniland Trend properties averaged approximately 4,700 barrels of oil per day in 1996, a 38% increase compared to 3,400 barrels per day in 1995 and 74% over the 2,700 barrels per day in 1994. The Sunniland Trend's 1996 production includes the impact of production from two key wells drilled and completed in 1996. A development well was drilled in the Raccoon Point field and was completed and placed on production in late March. During 1996, daily gross production from this well averaged around 3,000 barrels of oil per day. A short radius horizontal well was placed on production in mid-November and averaged approximately 1,000 barrels of oil per day during 1996. The Company owns a 100% working interest and an approximate 83% and 86% net revenue interest in each of these wells, respectively. At December 31, 1996, these wells accounted for approximately 60% of the Company's daily production from the Sunniland Trend properties. Due to the high volume of production that is generated by very few wells in the Sunniland Trend, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production.

         The year to year comparisons of production volumes and unit margins were affected by sales of nonstrategic properties, the acquisition of the Company's Illinois Basin properties in the fourth quarter of 1995 and the acquisition of the remaining 50% interest in the Sunniland Trend properties effective May 1, 1994. Net production attributable to properties sold totaled
 .3 million BOE, or an average of approximately 1,000 BOE per day, during 1995 and .5 million BOE, or an average of approximately 1,300 BOE per day, in 1994.

         Oil and natural gas revenues increased to $97.6 million in 1996 as compared to $64.1 million in 1995 and $57.2 million in 1994 due to increased production volumes and higher average product prices. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX Crude Oil Price, increased 15% to $15.22 per BOE in 1996 as compared to $13.24 in 1995 and approximately 18% as compared to $12.92 per BOE in 1994. The increased average product price was primarily attributable to increased crude oil prices, the higher quality Illinois Basin production, a reduction in the quality and location differentials for the Sunniland Trend and Illinois Basin production and the December 1995 purchase of a production payment which previously burdened the price on the LA Basin Properties. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing prices. Such transactions had the effect of decreasing the overall average price per BOE received by the Company by $2.62 and $.17 in 1996 and 1995, respectively, and increasing the average price by $.16 for 1994.

         During 1996, the NYMEX Crude Oil Price averaged approximately $22.00 per barrel, up 20% as compared to an average of $18.40 in 1995. Although the impact of higher commodity prices on the Company's results was limited due to preexisting hedges, this commodity price increase over the prior year period, as well as the effect on the Company's downstream operations of the strong demand for crude oil, had a positive impact on net income before extraordinary item of approximately $4.1 million and approximately $6.8 million on cash flow and EBITDA, respectively, for 1996. Of this $6.8 million, approximately $6.2 million is related to unhedged production in the upstream segment and approximately $.6 million is related to the Company's downstream activities. Approximately 70% of the Company's crude oil production was hedged throughout 1996 at an average NYMEX Crude Oil Price of approximately $18.04 per barrel, and accordingly, the Company did not receive the full benefit of the higher NYMEX Crude Oil Price. The Company routinely hedges a portion of its crude oil production. See "--Capital Resources, Liquidity and Financial Condition--Changing Oil and Natural Gas Prices".

         Average unit production expenses declined approximately 3% to $6.04 per BOE versus $6.25 per BOE in 1995 and 2% versus $6.15 per BOE in 1994. However, unit production expenses for each of the Company's three core areas decreased at greater percentages during 1996 from the 1995 levels, with the LA Basin declining 4%, the Sunniland Trend declining 18% and the Illinois Basin declining 30%. Such relationship is caused by the Illinois Basin properties, which have higher unit production costs than the Company's other two core properties. The Illinois Basin properties were acquired effective November 1, 1995, thus significantly skewing the weighted average expenses between the two periods. Unit production expenses for the Illinois Basin properties, which averaged $12.00 per BOE in the fourth quarter of 1995, averaged approximately $8.42 per BOE during 1996. The significant reduction in production expenses for the Illinois Basin properties was a result of operational modifications implemented throughout 1996. The reductions in production expenses in the Sunniland Trend and LA Basin were attributable to increased production from fields with a component of fixed production costs that do not increase with incremental production, reimbursements received in 1996 for electricity overcharges relating to the LA Basin properties in the previous year and improved operating practices. Total production expenses increased to $38.7 million from $30.3 million and $27.2 million in 1995 and 1994, respectively, primarily due to the acquisition of the Illinois Basin properties.

         Unit G&A expense in the upstream segment decreased for the fourth consecutive year. Unit G&A expense decreased 25% to $.74 per BOE during 1996 from $.99 per BOE during 1995. Unit G&A expense was $1.04 per BOE in 1994, $1.34 per BOE in 1993 and $2.48 per BOE in 1992. These reductions were directly attributable to increased production levels and to the Company's ongoing cost reduction and cost control efforts.

         Depreciation, Depletion and Amortization ("DD&A") per BOE declined to $3.00 in 1996 from $3.02 in 1995 and $3.17 in 1994 primarily as a result of the Company's acquisition and exploitation activities. Primarily as a result of increased production levels, total DD&A for the year ended December 31, 1996 was $21.9 million as compared to $17.0 million and $16.3 million in 1995 and 1994, respectively.

         The Company's downstream segment reported gross margin (revenues less direct expenses of purchases, transportation, storage and terminalling) of $9.5 million for the year ended December 31, 1996, reflecting an approximate 50% increase over the $6.4 million reported for the 1995 period and an approximate 54% increase over 1994. Gross revenues from this segment were $531.7 million, $339.8 million and $199.2 million for 1996, 1995 and 1994, respectively. Gross profit (gross margin less downstream G&A expenses) increased 66%, totaling $6.6 million versus $4.0 million in 1995, and 72% versus the $3.8 million in 1994. Such results are directly attributable to continued growth in base business activities of marketing and terminalling crude oil and strong crude oil demand throughout 1996. Aggregate marketing and terminalling volumes averaged 115,000 barrels per day in 1996 versus 88,000 barrels per day in 1995 and 64,000 barrels per day in 1994. Downstream G&A expenses for 1995 and 1994 were relatively constant at $2.4 million for each period, while the level for 1996 totaled approximately $3.0 million. The increase in downstream G&A expense in 1996 was attributable to the continued expansion of the Company's marketing and terminalling activities.

         Interest expense, net of capitalized interest, for 1996 increased to $17.3 million as compared to $13.6 million in 1995 and $12.6 million in 1994, primarily due to higher borrowing levels related to the Company's acquisition, exploitation, development and exploration activities. During 1996, 1995 and 1994, the Company capitalized $3.6 million, $3.1 million and $2.7 million of interest, respectively.

         The Company and certain of its officers and directors and a former director and officer were named in two class action lawsuits filed in 1992 and 1993 seeking an aggregate of approximately $90 million in compensatory damages and punitive damages in an unspecified amount for alleged violations of the federal securities laws and state common law arising out of certain alleged misrepresentations and omissions in the Company's disclosure regarding its onshore natural gas exploration activities. During 1996, the Company settled such cases for a cash payment of approximately $6.3 million. Approximately $4.1 million of such amount was paid by the Company's insurance carrier and $2.2 million was paid by the Company. Taking into account prior costs incurred by the Company to defend these suits, and for which the Company agreed to relinquish its claims for reimbursement against its insurance company, this settlement resulted in a charge to 1996 first quarter earnings of $4 million.

         Effective in 1992, Financial Accounting Standard 109 ("FAS 109") requires companies to record an asset or a liability, as appropriate for its net tax position as a result of differences between financial reporting standards and tax reporting requirements. The Company adopted FAS 109 in 1992 and at such time recorded a net deferred tax asset of approximately $20.8 million, but also recorded a valuation reserve against the full amount of such asset to reflect management's uncertainty, based on all information then available, with respect to the realization of such asset.

         In the first quarter of 1996, the Company reduced its valuation allowance resulting in the recognition of an $11 million credit to deferred income tax expense. Based on recent and anticipated improvement in the Company's outlook for sustained profitability, management believes that it is more likely than not that it will generate taxable income sufficient to realize $11 million of unreserved tax benefits associated with certain of the Company's net operating loss ("NOL") carryforwards prior to their expiration. The reserve adjustment incorporates management's assessment of the significant, cumulative progress made by the Company over the last four years to reduce unit expenses, increase unit gross margins and substantially increase its production and proved reserves through its acquisition and exploitation activities. From 1992 to 1996, unit G&A expenses declined 70%, unit gross profit increased 77% and production and proved reserves increased 144% and 205%, respectively. Such reassessment is also reinforced by the refinancing of the 12% Notes in March 1996 and the increased liquidity and flexibility provided by such refinancing.

         The remaining deferred tax asset was not recognized primarily due to limitations imposed by the IRS regarding the utilization of NOLs generated prior to certain of the Company's subsidiaries being acquired and the uncertainty of utilizing the Company's investment tax credit ("ITC") carryforwards. While the Company's tax planning strategies address certain of these restrictions on the application of subsidiary NOLs, management is currently uncertain as to the extent such strategies will be successful and therefore concluded that a reserve for these amounts was appropriate.

         Estimates of future taxable income generated using future net cash flows contained in reserve reports prepared by independent consulting firms in accordance with regulations prescribed by the SEC also indicate that the unreserved portion of such deferred tax asset will be realized. Such reserve data was utilized in calculating the Standardized Measure presented in the Company's year-end financial statements. See Item 2,"Properties--Oil and Natural Gas Reserves". Despite the significant turnaround achieved over the last four years and the current outlook for profitability, due to the uncertainties in the oil and natural gas industry, including but not limited to forecasting production, proved reserves, product prices, production expenses and similar events beyond management's control, there can be no assurance that the Company will generate any earnings or specific level of continuing earnings. The Company had carryforwards of approximately $183.4 million of regular tax NOLs at December 31, 1996, which expire as follows: 1997 - $3.6 million; 1998 - $5.1 million; 1999 - $7.1 million; 2000 - $7.9 million; 2001 -
$4.4 million; 2002 - $11.8 million; 2003 - $9.4 million; 2004 - $0; 2005 - $7.2 million; 2006 - $1.0 million; 2007 - $16.4 million and thereafter through 2011
- $109.5 million. Approximately $15.7 million of the regular tax NOL carryforwards at December 31, 1996, may only be utilized to the extent certain subsidiaries that generated the NOLs have taxable income. See Item 1, "Business--Federal Taxation".

         For the year ended December 31, 1996, the Company recognized a net deferred tax benefit before extraordinary item of $3.9 million. Such amount consists of a $7.1 million deferred tax provision on the Company's income before extraordinary item and the $11 million valuation allowance reduction previously discussed. In addition, the Company reported a $3.4 million deferred tax benefit as an extraordinary item. Such deferred tax benefit was attributable to the $8.5 million pre-tax first quarter extraordinary loss from the early redemption of the 12% Notes. Although the Company recorded net income for 1995 and 1994, no provision for income taxes was reflected during these years, but rather the valuation allowance discussed above was adjusted.


CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

         On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25% (the "Series A 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 99.38% of the principal amount thereof to yield 10.35%. On August 8, 1996, the Company exchanged a total of $149.5 million principal amount of the Series A 10.25% Notes for 10.25% Senior Subordinated Notes due 2006, Series B, (the "Series B 10.25% Notes"). The Series B 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series A 10.25% Notes for which they were exchanged, except for certain transfer restrictions relating to the Series A 10.25% Notes.

         The Series A 10.25% Notes and the Series B 10.25% Notes (collectively, the "10.25% Notes") are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13% of the principal amount thereof, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% of the principal amount thereof plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds of any Public Equity Offering (as both are defined in the indenture under which the 10.25% Notes were issued ("the "Indenture")).

         The Indenture contains covenants including, but not limited to the following: (i) limitations on incurrence of additional indebtedness; (ii) limitations on certain investments; (iii) limitations on restricted payments;
(iv) limitations on dispositions of assets; (v) limitations on dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on liens; and (viii) restrictions on mergers, consolidations and transfers of assets. In the event of a Change of Control and a corresponding Rating Decline, as both are defined in the Indenture, the Company will be required to make an offer to repurchase the 10.25% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The 10.25% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and are guaranteed by all of the Company's principal subsidiaries.

         Proceeds from the sale of the 10.25% Notes, net of offering costs, were approximately $144.6 million and were used to redeem the 12% Notes at 106% of the $100 million principal amount outstanding and, together with amounts borrowed under the Revolving Credit Facility, to retire bridge indebtedness associated with the Illinois Basin acquisition. Prior to redemption, the 12% Notes had an average remaining life of three years and scheduled maturities of $50 million in each of 1998 and 1999.

         The Company has a $125 million revolving credit facility with a group of five banks (the "Lenders"). The Revolving Credit Facility is secured by the oil and natural gas properties of the Company and is guaranteed by all of the Company's subsidiaries other than PMCT, Inc. ("PMCT"), which guarantees are secured by substantially all of the oil and natural gas properties of the Company and its subsidiaries and the stock of all guaranteeing subsidiaries. The Cushing Terminal is not pledged as security for any of the Company's debt. The borrowing base is currently set at $125 million and is subject to borrowing base availability as determined from time to time by the Lenders in good faith, in the exercise of the Lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for oil and natural gas loans to borrowers similar to the Company. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The Company incurs a commitment fee of 1/2% per annum on the unused portion of the borrowing base. The Revolving Credit Facility, as amended, matures on May 1, 1998, at which time the remaining outstanding balance converts to a term loan which is repayable in twenty equal quarterly installments commencing August 1, 1998, with a final maturity of May 1, 2003. The Revolving Credit Facility bears interest, at the Company's option of either LIBOR plus 1 3/8% or Prime Rate (as defined therein). At December 31, 1996, outstanding borrowings under the Revolving Credit Facility were $72.7 million. An additional $1.0 million was reserved against the issuance of a standby letter of credit. The Revolving Credit Facility contains covenants which, among other things, prohibit the payment of cash dividends, limit the amount of consolidate debt, limit the Company's ability to make certain loans and investments, and provide that the Company must maintain a specified relationship between current assets and current liabilities.

         During 1996, Plains Marketing increased its uncommitted secured demand transactional line of credit (the "Transactional Facility") with five banks to $90 million. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The Transactional Facility is secured by all of the assets of Plains Marketing and is guaranteed by the Company. The Company's guarantee is secured by a $1.0 million standby letter of credit issued on behalf of the Company. At December 31, 1996, approximately $39.6 million in letters of credit were outstanding under the Transactional Facility. None of the Company's letters of credit under the Transactional Facility have ever been drawn. Generally, purchases secured by the letters of credit and receivables generated from the sale of crude oil are settled on a monthly basis.

         PMCT has established a $20 million sublimit (the "Sublimit") within the Transactional Facility for standby letters of credit and borrowings to finance crude oil purchased in connection with operations at the Cushing Terminal. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. Standby letters of credit and borrowings under the Sublimit are secured by all of the assets of PMCT and are recourse only to the subsidiary. Letters of credit under the Transactional Facility are issued for up to seventy day periods and bear fees of 1.5% per annum. Borrowings incur interest at the borrower's option of either (i) the Base Rate plus 5/8% or (ii) LIBOR plus 2%. All financings under the Transactional Facility, which expires in November 1997, are at the discretion of the lenders. Aggregate cash borrowings by both subsidiaries are limited to $20 million. At December 31, 1996, no letters of credit or borrowings were outstanding under the Sublimit.

         At December 31, 1996, the Company had a working capital deficit of approximately $4.8 million. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility. The working capital deficits at December 31, 1995 and 1994, were $4.7 million and $4.5 million, respectively.

         The Company has made and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and natural gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, bank borrowings, and the sale of subordinated notes, common stock and preferred stock. The Company intends to make an aggregate of approximately $67 million in capital expenditures in 1997, including approximately $48 million on the development and exploitation of its LA Basin, Sunniland Trend and Illinois Basin properties, approximately $14 million on exploration and higher risk exploitation activities primarily in the Sunniland Trend and the LA Basin and approximately $5 million for various other capital items. In addition, the Company intends to continue to pursue the acquisition of underdeveloped producing properties. The Company believes that it will have sufficient cash from operating activities and borrowings under the Revolving Credit Facility to fund such planned capital expenditures.

Changing Oil and Natural Gas Prices

         The Company is affected by changes in crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, substantial future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. In order to manage its exposure to commodity price risk, the Company has routinely hedged a portion of its crude oil production. For 1997, the Company has entered into various fixed price and floating price collar arrangements. Such arrangements generally provide the Company with downside price protection on approximately 14,000 barrels of oil per day at a NYMEX Crude Oil Price of approximately $19.00 per barrel but permit the Company to receive the benefit of increases in the NYMEX Crude Oil Price up to $24.00 per barrel on 4,000 of such barrels per day. Thus, based on the Company's average fourth quarter 1996 oil production rate, these arrangements generally provide the Company with downside price protection for 80% of its production and upside price participation for 43% of its production up to $24.00 per barrel, while 20% of such production and excess volumes, if any, remain unhedged. In addition, the Company also has a fixed price arrangement on 4,500 barrels per day for 1998 at a NYMEX Crude Oil Price of $19.24 per barrel. Management intends to continue to maintain hedging arrangements for a significant portion of its production. Such contracts may expose the Company to the risk of financial loss in certain circumstances. See
Item 1, "Business--Product Markets and Major Customers".

Investing Activities

         Net cash flows used in investing activities were $52.5 million, $64.4 million and $40.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Included in such amounts are payments, net of cash received from property sales and reimbursements from partners, for acquisition, exploration and development costs of $49.9 million, $63.9 million and $39.6 million for the same periods, respectively. Such payments for 1995 include $45.0 million related to the cash portion of the acquisition of the Illinois Basin Properties and for 1994 include approximately $12.4 million related to the cash portion of the acquisition of the remaining 50% interest in the Sunniland Trend Properties. The Company expended $2.6 million, $1.1 million and $2.1 million in 1996, 1995 and 1994, respectively, for other property additions, primarily for downstream activities and computer equipment.

Financing Activities

         Net cash provided by financing activities amounted to $9.9 million, $52.3 million and $19.3 million for 1996, 1995 and 1994, respectively. Aggregate proceeds from long-term borrowings for these same years were $263.7 million, $83.6 million and $70.0 million, respectively, while payments of long-term debt were $248.1 million, $32.7 million and $60.5 million for the respective periods. Financing activities during 1996 include net proceeds of approximately $144.6 million from the Series A 10.25% Notes, approximately $107 million for the repayment of the 12% Notes, including the 6% call premium and the net defeasance costs, and approximately $42 million for the repayment of the Illinois Basin acquisition bridge indebtedness. The Illinois Basin acquisition indebtedness of $42 million is included in aggregate financing proceeds for 1995. Remaining long-term debt activity is primarily related to advances received and payments made on the Revolving Credit Facility. Financing activities during 1994 include net payments from short-term borrowings of $9.6 million related to the Transactional Facility. Such amounts were borrowed to finance the purchase of crude oil inventory in 1993 which was sold in 1994. Financing activities include proceeds from the sale of capital stock of $1.8 million, $.9 million and $20.6 million in 1996, 1995 and 1994, respectively. Such proceeds in 1996 and 1995 were primarily from the exercise of employee stock options while the 1994 proceeds were primarily from the issuance of the preferred stock which was converted into Common Stock in 1995.

Commitments

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

         Consistent with normal industry practices, substantially all of the Company's oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. The Company has estimated that the costs to perform these tasks is approximately $13 million, net of salvage value and other considerations. Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization. Results from operations for 1996, 1995 and 1994 include $.8 million, $1.0 million and $1.1 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in the accompanying Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be provided in this item is included in the Consolidated Financial Statements of the Company, including the Notes thereto, attached hereto as pages F-1 to F-24 and such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure with the Company's independent accountants.

                                    PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company will be included in the proxy statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 1996, and is incorporated herein by reference. Information with respect to the Company's executive officers is presented in Part I, Item 4 of this Report.

Item 11.EXECUTIVE COMPENSATION

     Information regarding executive compensation will be included in the Proxy Statement and is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

          The financial statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" on Page F-1 hereof.

     (2)  Exhibits
          2(a)  --  Purchase and Sale Agreement dated
                    October 31, 1995, between Marathon and Crete, as amended by that certain Amendment dated December 4, 1995, among Marathon, Plains Resources Inc. and Plains Illinois Inc.
                    (incorporated by reference to Exhibit 2.1 to Form 8-K dated
                    Jan 1996).

          3(a)  --  Second Restated Certificate of Incorporation of the Company
                    (incorporated by reference to Exhibit 3(a) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1995).


          3(b) -- Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          4(a) -- Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Form S-1
                    Registration Statement (Reg. No. 33-33986)).

          4(c) -- Purchase Agreement for Stock Warrant dated May 16, 1994, between Plains Resources Inc. and Legacy Resources, Co.,
                    L.P. (incorporated by reference to Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994).

          10(a)*--  Employment Agreement dated as of March 1, 1993, between the
                    Company and Greg L. Armstrong (incorporated by reference to
                    Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          10(b)*-- The Company's 1991 Management Options (incorporated by reference to Exhibit 4.1 to the Company's S-8 Registration
                    Statement (Reg. No. 33-43788)).

          10(c)*-- The Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's S-8 Registration
                    Statement (Reg. No. 33-48610)).

          10(d)*--  The Company's Amended and Restated 401(k) Plan.

          10(e) --  Restructure Agreement dated February 25, 1991, among
                    The Aetna Casualty and Surety Company, Aetna Life Insurance
                    Company and the Company (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

          10(f) -- Uncommitted Secured Transactional Line of Credit Facility letter agreement dated as of August 23, 1995, between Plains Marketing & Transportation Inc. and The First
                    National Bank of Boston, et al. (incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form
                    10-K for the year ended 1995).

          10(g) -- Uncommitted Secured Transactional Line of Credit Facility letter agreement dated August 23, 1995 between PMCT Inc.
                    and The First National Bank of Boston, et al. (incorporated by reference to Exhibit 10(n) of the Company's Annual
                    Report on Form 10-K for the year ended 1995).

          10(h) --  Third Amended and Restated Credit Agreement dated as of
                    April 11, 1996 among the Company and ING (U.S.) Capital
                    Corporation, et al. (incorporated by reference to Exhibit
                    10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

          10(i) --  First Amendment to Third Amended and Restated Credit
                    Agreement dated as of December 16, 1996, among the Company and ING (U.S.) Capital Corporation, et al.

          10(j) --  Amendment dated as of November 22, 1996 to Uncommitted
                    Secured Transactional Line of Credit between Plains
                    Marketing & Transportation Inc. and The First National Bank of Boston, et al.

          10(k) --  Amendment dated as of November 22, 1996 to Uncommitted
                    Secured Transactional Line of Credit between PMCT and The
                    First National Bank of Boston, et al.

          10(l)*--  Stock Option Agreement dated August 27, 1996 between the
                    Company and Greg L. Armstrong.

          10(m)*--  Stock Option Agreement dated August 27, 1996 between the
                    Company and William C. Egg Jr.

          10(n) --  First Amendment to the Company's 1992 Stock Incentive Plan.

          11(a) -- Statement regarding computation of per share earnings for the year ended December 31, 1996.

          11(b) -- Statement regarding computation of per share earnings for the year ended December 31, 1995.

          11(c) -- Statement regarding computation of per share earnings for the year ended December 31, 1994.

          21    --  Subsidiaries of the Company.

          23(a) --  Consent of Price Waterhouse LLP.

          23(b) --  Consent of Price Waterhouse LLP.

          27    --  Financial Data Schedule

----------------
*A management contract or compensation plan.


   (b)  Reports on Form 8-K

   There were no reports on Form 8-K filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PLAINS RESOURCES INC.



Date: February 11, 1997             By:     /s/ Phillip D. Kramer
                                    -------------------------------------------
                                    Phillip D. Kramer, Vice President and Chief
                                    Financial Officer (Principal Financial
                                    Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: February 11, 1997             By:     /s/ Greg L. Armstrong
                                    --------------------------------------
                                    Greg L. Armstrong, President,
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)



Date: February 11, 1997             By:     /s/ Robert A. Bezuch
                                    --------------------------------------
                                    Robert A. Bezuch, Director



Date: February 11, 1997             By:     /s/ Tom H. Delimitros
                                    --------------------------------------
                                    Tom H. Delimitros, Director



Date: February 11, 1997             By:     /s/ Cynthia A. Feeback
                                    --------------------------------------
                                    Cynthia A. Feeback, Controller and
                                    Principal Accounting Officer
                                    (Principal Accounting Officer)



Date: February 11, 1997             By:     /s/ William M. Hitchcock
                                    --------------------------------------
                                    William M. Hitchcock, Director

Date: February 11, 1997             By:     /s/ Phillip D. Kramer
                                    ---------------------------------------
                                    Phillip D. Kramer, Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)




Date: February 11, 1997             By:     /s/ Dan M. Krausse
                                    ---------------------------------------
                                    Dan M. Krausse, Chairman of the Board
                                    and Director



Date: February 11, 1997             By:     /s/ John H. Lollar
                                    ---------------------------------------
                                    John H. Lollar, Director



Date: February 11, 1997             By:     /s/ Robert V. Sinnott
                                    ---------------------------------------
                                    Robert V. Sinnott, Director



Date: February 11, 1997             By:     /s/ J. Taft Symonds
                                    ---------------------------------------
                                    J. Taft Symonds, Director


     The Annual Report to Stockholders of the Company for the year ended December 31, 1996, and the proxy statement relating to the annual meeting of stockholders will be furnished to stockholders subsequent to the filing of this Annual Report on Form 10-K. Such documents have not been mailed to stockholders as of the date of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                             PAGE
                                                                             ----
PLAINS RESOURCES INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:
 Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . F-2
 Consolidated Balance Sheets as of December 31, 1995 and 1996   . . . . . . . F-3
 Consolidated Statements of Operations for the years ended
   December 31, 1994, 1995 and 1996   . . . . . . . . . . . . . . . . . . .   F-4
 Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, 1995 and 1996   . . . . . . . . . . . . . . . . . . . . F-5
 Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1994, 1995 and 1996   . . . . . . . . . . F-6
 Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Plains Resources Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plains Resources Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



Houston, Texas
February 10, 1997

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                                            DECEMBER 31,
                                                                               -----------------------------------
                                                                                    1995                 1996
                                                                               --------------       --------------
                                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $        6,129       $        2,517
Accounts receivable                                                                    51,632               93,686
Inventory                                                                               5,120                4,563
Prepaids and other                                                                        751                1,092
                                                                               --------------       --------------

Total current assets                                                                   63,632              101,858
                                                                               --------------       --------------

PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
    Subject to amortization                                                           328,712              384,019
    Not subject to amortization                                                        48,795               41,698
Downstream assets, primarily crude oil terminal and storage facility                   32,788               35,122
Other property and equipment                                                            7,789                8,275
                                                                               --------------       --------------
                                                                                      418,084              469,114
Less allowance for depreciation, depletion and amortization                          (137,546)            (158,074)
                                                                               --------------       --------------

                                                                                      280,538              311,040
                                                                               --------------       --------------

OTHER ASSETS                                                                            7,876               17,351
                                                                               --------------       --------------

                                                                               $      352,046       $      430,249
                                                                               ==============       ==============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                 $       56,573       $       93,242
Interest payable                                                                        3,977                5,089
Royalties payable and drilling advances                                                 6,364                7,859
Notes payable and other current obligations                                             1,467                  511
                                                                               --------------       --------------

Total current liabilities                                                              68,381              106,701

BANK DEBT                                                                              98,000               72,700
SUBORDINATED DEBT                                                                     100,000              149,121
OTHER LONG-TERM DEBT                                                                    7,089                3,578
OTHER LONG-TERM LIABILITIES                                                             1,547                2,577
                                                                               --------------       --------------

                                                                                      275,017              334,677
                                                                               --------------       --------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 50,000,000 shares authorized; issued and outstanding 16,178,670 shares at December 31, 1995, and 16,518,645 shares
    at December 31, 1996                                                                1,618                1,652
Additional paid-in capital                                                            118,090              120,051
Accumulated deficit                                                                   (42,679)             (26,131)
                                                                               --------------       --------------

                                                                                       77,029               95,572
                                                                               --------------       --------------

                                                                               $      352,046       $      430,249
                                                                               ==============       ==============





                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)




                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                              1994            1995           1996
                                                                          -----------     -----------    -----------
REVENUE
Oil and natural gas sales                                                 $    57,234     $    64,080    $    97,601
Marketing, transportation and storage                                         199,239         339,826        531,698
Interest and other income                                                         223             319            309
                                                                          -----------     -----------    -----------

                                                                              256,696         404,225        629,608
                                                                          -----------     -----------    -----------

EXPENSES
Production expenses                                                            27,220          30,256         38,735
Purchases, transportation and storage                                         193,049         333,460        522,167
General and administrative                                                      6,966           7,215          7,729
Depreciation, depletion and amortization                                       16,305          17,036         21,937
Interest expense                                                               12,585          13,606         17,286
Litigation settlement                                                              --              --          4,000
                                                                          -----------     -----------    -----------

                                                                              256,125         401,573        611,854
                                                                          -----------     -----------    -----------

Income before income taxes and extraordinary item                                 571           2,652         17,754
Income tax expense (benefit)                                                       --              --         (3,898)
                                                                          -----------     -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                                  571           2,652         21,652

EXTRAORDINARY ITEM:
  (Loss) on early extinguishment of debt, net of tax benefit                       --              --         (5,104)
                                                                          -----------     -----------    -----------

NET INCOME                                                                $       571     $     2,652    $    16,548
                                                                          ===========     ===========    ===========

Net income per common and common equivalent share:
  Before extraordinary item                                               $      0.04     $      0.16    $      1.22
  Extraordinary item                                                               --              --          (0.29)
                                                                          -----------     -----------    -----------
                                                                          $      0.04     $      0.16    $      0.93
                                                                          ===========     ===========    ===========

Weighted average number of common and
  common equivalent shares                                                     11,625          15,981         17,732
                                                                          ===========     ===========    ===========





                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                    YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                          1994              1995             1996
                                                                      ------------      ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                            $        571      $      2,652    $      16,548
Items not affecting cash flows from
 operating activities:
 Depreciation, depletion and amortization                                   16,305            17,036           21,937
 Loss on early extinguishment of debt, net of tax                               --                --            5,104
 Deferred income taxes                                                          --                --           (3,898)
 Amortization of debt discount and other                                        --                --              251
Change in assets and liabilities resulting from operating activities:
 Accounts receivable                                                       (17,578)          (18,598)         (41,046)
 Inventory                                                                   8,050               405              551
 Prepaids and other                                                           (115)              106              (64)
 Accounts payable and other current liabilities                             11,119            14,133           37,296
 Interest payable                                                              503               347              977
 Royalties payable                                                            (486)              903            1,352
                                                                      ------------      ------------    -------------

Net cash provided by operating activities                                   18,369            16,984           39,008
                                                                      ------------      ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received for the sale of oil and gas properties                           314             7,355            3,066
Payment for acquisition, exploration and development costs                 (39,885)          (71,250)         (53,011)
Payment for additions to other property and assets                          (2,130)           (1,120)          (2,551)
Proceeds from escrow account                                                 1,543               617               --
                                                                      ------------      ------------    -------------

Net cash used in investing activities                                      (40,158)          (64,398)         (52,496)
                                                                      ------------      ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                70,000            83,550          263,723
Proceeds from short-term debt                                               10,576                --               --
Proceeds from sale of capital stock, options and warrants                   20,641               869            1,785
Principal payments of long-term debt                                       (60,500)          (32,717)        (248,144)
Principal payments of short-term debt                                      (20,214)               --               --
Costs incurred to redeem long-term debt                                         --                --           (6,468)
Other                                                                       (1,206)              550           (1,020)
                                                                      ------------      ------------    -------------

Net cash provided by financing activities                                   19,297            52,252            9,876
                                                                      ------------      ------------    -------------

Net increase (decrease) in cash and cash equivalents                        (2,492)            4,838           (3,612)
Cash and cash equivalents, beginning of year                                 3,783             1,291            6,129
                                                                      ------------      ------------    -------------

Cash and cash equivalents, end of year                                $      1,291      $      6,129    $       2,517
                                                                      ============      ============    =============





                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands, except share data)




                                           $1.30 CUMULATIVE                                  ADDITIONAL
                                              CONVERTIBLE                                     PAID-IN     ACCUMULATED
                                            PREFERRED STOCK               COMMON STOCK         CAPITAL      DEFICIT
                                        ------------------------    ----------------------   ----------   -----------
                                          SHARES        AMOUNT        SHARES      AMOUNT
                                        ----------    ----------    ----------  ----------
BALANCE AT JANUARY 1, 1994                  48,070    $      481    11,567,013  $    1,157   $   87,211   $  (43,852)

Warrant issued in connection
  with an acquisition                           --            --            --          --        2,000           --

Preferred stock dividends                       --            --            --          --           --       (1,171)

Capital stock issued upon exercise
  of options and other                          --            --        26,444           2           63           --

Net income for the year                         --            --            --          --           --          571
                                        ----------    ----------    ----------  ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1994                48,070           481    11,593,457       1,159       89,274      (44,452)

Preferred stock dividends                       --            --            --          --           --         (879)

Redemption of $1.30 Cumulative
 Convertible Preferred Stock               (48,070)         (481)           --          --           --           --

Conversion of Redeemable
  Preferred Stock                               --            --     3,628,125         363       21,406           --

Issuance of common stock in
  connection with an acquisition                --            --       798,143          80        6,447           --

Capital stock issued upon exercise
  of options and other                          --            --       158,945          16          963           --

Net income for the year                         --            --            --          --           --        2,652
                                        ----------    ----------    ----------  ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1995                    --            --    16,178,670       1,618      118,090      (42,679)

Capital stock issued upon exercise
  of options and other                          --            --       339,975          34        1,961           --

Net income for the year                         --            --            --          --           --       16,548
                                        ----------    ----------    ----------  ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1996                    --    $       --    16,518,645  $    1,652   $  120,051   $  (26,131)
                                        ==========    ==========    ==========  ==========   ==========   ==========





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

         The Company is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and the marketing, transportation, terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in the Los Angeles Basin of California (the "LA Basin"), the Sunniland Trend of South Florida (the "Sunniland Trend"), the Illinois Basin in southern Illinois and the Gulf Coast area of Louisiana. Its downstream marketing activities are concentrated in Oklahoma, where it owns a two million barrel, above ground crude oil terminalling and storage facility (the "Cushing Terminal"), Texas and the Gulf Coast area of Louisiana.

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

OIL AND NATURAL GAS PROPERTIES

         The Company follows the full cost method of accounting whereby all costs associated with property acquisition, exploration and development activities are capitalized. Such costs include internal general and administrative costs such as payroll and related benefits and costs directly attributable to employees engaged in acquisition, exploration and development activities. General and administrative costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs along with the Company's estimate of future development and abandonment costs, net of salvage values and other considerations, are amortized to expense by the unit-of-production method using engineers' estimates of unrecovered proved oil and natural gas reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and natural gas properties not subject to amortization and in the process of development. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the present value of estimated future cash flows from proved oil and natural gas reserves of such properties reduced by future operating expenses, development expenditures and abandonment costs (net of salvage values), and estimated future income taxes thereon (the "Standardized Measure") (See Note 16).

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

DEBT ISSUE COSTS

         Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Debt issue costs, net of accumulated amortization, as of December 31, 1995 and 1996, in the amount of $3.4 million and $5.0 million, respectively, are included in "Other Assets" in the accompanying Consolidated Balance Sheets.

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

MARKETING AND TRANSPORTATION

         The Company's marketing activities are conducted through its wholly-owned subsidiary, Plains Marketing & Transportation Inc. ("Plains Marketing"). Plains Marketing markets principally crude oil of third party producers as well as crude oil and natural gas produced by the Company. Marketing and transportation revenue is accrued at the time title to the product sold transfers to the purchaser and purchases are accrued at the time title to the product purchased transfers to Plains Marketing. The Company's policy is to purchase only crude oil for which it has a market and to structure its sales contracts so that crude oil price fluctuations do not materially affect the gross margin which it receives.

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

STOCK OPTIONS

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans (See
Note 10).

NOTE 2 -- INVENTORY

Inventory consists of the following:

                                  DECEMBER 31,
                          ----------------------------
                             1995             1996
                          -----------     ------------
                                 (IN THOUSANDS)
Crude oil                 $     2,884     $      2,536
Materials and supplies          2,236            2,027
                          -----------     ------------
                          $     5,120     $      4,563
                          ===========     ============

Substantially all of the crude oil inventory at December 31, 1995 and 1996, except for minor amounts of working inventory, was hedged with New York Mercantile Exchange ("NYMEX") futures contracts or short-term physical delivery contracts. Deferred gains or losses from inventory hedges are included as part of the inventory cost and recognized when the related inventory is sold.

NOTE 3 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                       DECEMBER 31,
                                              ---------------------------
                                                  1995            1996
                                              ------------   ------------
                                                     (IN THOUSANDS)
Revolving Credit Facility, bearing interest
   at weighted average interest rates of 8.2%
   and 7.0%, at December 31, 1995 and 1996,
   respectively                               $     56,000   $     72,700
Illinois Basin Acquisition Indebtedness,
   bearing interest at 7.35%
   at December 31, 1995                             42,000             --
10 1/4% Senior Subordinated Notes
     due 2006, net of unamortized discount
     of $.9 million                                     --        149,121
12% Senior Subordinated Notes due 1999             100,000             --
Other long-term debt                                 8,533          4,089
                                              ------------   ------------
   Total long-term debt                       $    206,533   $    225,910
   Less current maturities                          (1,444)          (511)
                                              ------------   ------------
                                              $    205,089   $    225,399
                                              ============   ============

REVOLVING CREDIT FACILITY

     The Company has a $125 million revolving credit facility (the "Revolving Credit Facility") with a group of five banks (the "Lenders"). The Revolving Credit Facility is secured by the oil and natural gas properties of the Company and is guaranteed by all of the Company's subsidiaries other than PMCT, Inc. ("PMCT"), which guarantees are secured by substantially all of the oil and natural gas properties of the Company and its subsidiaries and the stock of all guaranteeing subsidiaries. The Cushing Terminal is not pledged as security for any of the Company's debt. The borrowing base under the Revolving Credit Facility at December 31, 1996, is set at $125 million and is subject to borrowing base availability as determined from time to time by the Lenders in good faith, in the exercise of the Lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for oil and natural gas loans to borrowers similar to the Company. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The Company incurs a commitment fee of 1/2% per annum on the unused portion of the borrowing base. The Revolving Credit Facility, as amended, matures on May 1, 1998, at which time the remaining outstanding balance converts to a term loan which is repayable in twenty equal quarterly installments commencing August 1, 1998, with a final maturity of May 1, 2003. The Revolving Credit Facility bears interest, at the Company's option of either LIBOR plus 1 3/8% or Prime Rate (as defined therein). At December 31, 1996, outstanding borrowings under the Revolving Credit Facility were $72.7 million. An additional $1 million was reserved against the issuance of a standby letter of credit.

     The Revolving Credit Facility contains covenants which, among other things, prohibit the payment of cash dividends, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and provide that the Company must maintain a specified relationship between current assets and current liabilities.

10.25% SENIOR SUBORDINATED NOTES DUE 2006

     On March 19, 1996, the Company sold $150 million of Senior Subordinated Notes due 2006, Series A, bearing a coupon rate of 10.25% (the "Series A 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 99.38% of the principal amount thereof to yield 10.35%. On August 8, 1996, the Company exchanged a total of $149.5 million principal amount of the Series A 10.25% Notes for 10.25% Senior Subordinated Notes due 2006, Series B, (the "Series B 10.25% Notes"). The Series B 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series A 10.25% Notes for which they were exchanged, except for certain transfer restrictions relating to the Series A 10.25% Notes.

     The Series A 10.25% Notes and the Series B 10.25% Notes (collectively, the "10.25% Notes") are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13% of the principal amount thereof, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% of the principal amount thereof plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds of any Public Equity Offering (as both are defined in the indenture under which the 10.25% Notes were issued (the "Indenture")).

     The Indenture contains covenants including, but not limited to the following: (i) limitations on incurrence of additional indebtedness; (ii) limitations on certain investments; (iii) limitations on restricted payments;
(iv) limitations on dispositions of assets; (v) limitations on dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on liens; and (viii) restrictions on mergers, consolidations and transfers of assets. In the event of a Change of Control and a corresponding Rating Decline, as both are defined in the Indenture, the Company will be required to make an offer to repurchase the 10.25% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The 10.25% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and are guaranteed by all of the Company's principal subsidiaries.

     Proceeds from the sale of the 10.25% Notes, net of offering costs, were approximately $144.6 million and were used to redeem the Company's 12% Senior Subordinated Notes due 1999 (the "12% Notes") at 106% of the $100 million principal amount outstanding and to retire $42 million of bridge bank indebtedness which was incurred in December 1995 in connection with the acquisition of all of the upstream oil and gas assets of Marathon Oil Company ("Marathon") in the Illinois Basin (the "Illinois Basin Properties"). The 12% Notes were redeemed in April 1996, and the Company recognized an extraordinary loss of $8.5 million, $5.1 million net of deferred income tax, in connection therewith. Prior to redemption, the 12% Notes had an average remaining life of three years and scheduled maturities of $50 million in each of 1998 and 1999.

OTHER LONG-TERM DEBT

         Included in other long-term debt at December 31, 1995 and 1996 is $4.6 million and $4.1 million, respectively, related to the 1995 acquisition of a production payment burdening certain of the Company's LA Basin properties.
Such other long-term debt has maturities of approximately $.5 million per year in each of the years 1997 through 2004.

         The aggregate amount of maturities of all long-term indebtedness for the next five years is: 1997 - $.5 million, 1998 - $7.8 million, 1999 - $15.1 million, 2000 - $15.1 million and 2001 - $15.1 million.

NOTE 4 -- UNCOMMITTED SECURED TRANSACTIONAL GUIDANCE FACILITY

         Plains Marketing has a $90 million Uncommitted Secured Demand Transactional Line of Credit (the "Transactional Facility") with five banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The Transactional Facility is secured by all of the assets of Plains Marketing, primarily accounts receivable and crude oil inventory, and is guaranteed by the Company. The Company's guarantee is secured by a $1 million standby letter of credit issued on behalf of the Company under the Revolving Credit Facility. At December 31, 1996, approximately $39.6 million in letters of credit were outstanding under the Transactional Facility.

         PMCT, a wholly owned subsidiary of the Company, has established a $20 million sublimit (the "Sublimit") within the Transactional Facility for standby letters of credit and borrowings to finance crude oil purchased in connection with operations at the Cushing Terminal. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. Standby letters of credit and borrowings under the Sublimit are secured by all of the assets of PMCT and are recourse only to PMCT. At December 31, 1996, no letters of credit or borrowings were outstanding under the Sublimit.

         Letters of credit under the Transactional Facility are generally issued for up to seventy day periods and bear fees of 1.5% per annum.
Borrowings incur interest at the borrower's option of either (i) the Prime Rate, as defined, plus 5/8% or (ii) LIBOR plus 2%. All financings under the Transactional Facility, which expires in November 1997, are at the discretion of the lenders. Aggregate cash borrowings by both subsidiaries are limited to $20 million.

NOTE 5 -- CAPITAL STOCK

COMMON STOCK

         The Company has authorized capital stock consisting of 50 million shares of Common Stock, $.10 par value, and 2 million shares of preferred stock, $1.00 par value. At December 31, 1996, there were 16.5 million shares of common stock ("Common Stock") issued and outstanding and no shares of preferred stock outstanding.

STOCK WARRANTS AND OPTIONS

         At December 31, 1996, the Company had warrants outstanding which entitle the holders thereof to purchase an aggregate 850,000 shares of Common Stock. Per share exercise prices and expiration dates for the warrants are as follows: 100,000 shares at $7.50 expiring in 2000 and 750,000 shares at $6.00 expiring in 1999.

         The Company has various stock option plans for its employees and directors (See Note 10).

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

NOTE 6 -- EARNINGS PER SHARE

         Primary earnings per share is based on the weighted average number of common and common equivalent shares of Common Stock outstanding. Common equivalent shares include employee stock options and warrants when dilutive. Fully diluted earnings per share is based on the weighted average number of common and common equivalent shares in addition to all other convertible securities, when dilutive. The assumed conversion of these securities had a dilutive effect of less than 3% for all periods presented and, accordingly, is not reflected herein. For purposes of the earnings per share calculation, Common Stock issued upon the conversion of the Series C Preferred

Stock is included in the weighted average number of shares outstanding effective January 1, 1995. Additionally, 1994 earnings per share includes the dilutive effect of additional shares of Series C Preferred Stock issued in 1995 as payment of 1994 accrued dividends (See Note 5).

NOTE 7 -- INCOME TAXES

         The Company's deferred income tax assets (liabilities) at December 31, 1995 and 1996 consist of the tax effect of income tax carryforwards and differences related to the timing of recognition of certain acquisition, exploration, and development costs for financial and tax reporting as follows:


                                                          DECEMBER 31,
                                                   ------------------------
                                                      1995         1996
                                                   ----------   -----------
                                                        (IN THOUSANDS)
Deferred tax assets:
  Tax credit carryforwards                         $      988   $       934
  Percentage depletion carryforward                     2,380         2,450
  Net operating loss ("NOL") carryforwards             55,798        64,186
                                                   ----------   -----------
                                                       59,166        67,570
Deferred tax liabilities:
  Acquisition, exploration and development costs      (40,871)      (51,431)
                                                   -----------  ------------
  Net deferred tax asset                               18,295        16,139
  Valuation allowance                                 (18,295)       (8,376)
                                                   ----------   -----------
                                                   $       --   $     7,763
                                                   ==========   ===========

         In the first quarter of 1996, the Company reduced its valuation allowance resulting in the recognition of an $11 million credit to deferred income tax expense. Based on recent and anticipated improvement in the Company's outlook for sustained profitability, management believes that it is more likely than not that it will generate taxable income sufficient to realize $11 million of unreserved tax benefits associated with certain of the Company's NOL carryforwards prior to their expiration. The reserve adjustment incorporates management's assessment of the significant, cumulative progress made by the Company over the last four years to reduce unit expenses, increase unit gross margins and substantially increase its production and proved reserves through its acquisition and exploitation activities. Such reassessment is also reinforced by the first quarter 1996 settlement of litigation and the refinancing of the Company's $100 million 12% Notes and the increased liquidity and flexibility provided by such refinancing.

         The remaining deferred tax asset was not recognized primarily due to limitations imposed by the IRS regarding the utilization of NOLs generated prior to certain of the Company's subsidiaries being acquired and the uncertainty of utilizing the Company's investment tax credit ("ITC") carryforwards. While the Company's tax planning strategies address certain of these restrictions on the application of subsidiary NOLs, management is currently uncertain as to the extent such strategies will be successful and therefore concluded that a reserve for these amounts was appropriate.

         At December 31, 1996, the Company had carryforwards of approximately $183.4 million of regular tax NOL's, $7 million of statutory depletion, $.7 million of ITC and $.2 million of alternative minimum tax ("AMT") credit. Of these amounts, utilization of approximately $15.7 million of the NOL carryforwards and $.5 million of the ITC carryforwards are limited to certain companies within the consolidated group. At December 31, 1996, the Company had approximately $168.6 million of AMT NOL carryforwards available as a deduction against future AMT income. The NOL carryforwards expire from 1997 through 2011.

         Set forth below is a reconciliation between the income tax provision computed at the United States statutory rate on income before income taxes and the income tax provision per the accompanying Consolidated Statements of
Operations:

                                                          DECEMBER 31,
                                                   ------------------------
                                                      1995          1996
                                                   -----------   ----------
                                                        (IN THOUSANDS)
U.S. federal income tax provision at
  statutory rate                                   $       902   $    6,214
Reduction of valuation allowance against deferred
  tax asset                                                 --      (11,000)
State income taxes                                          --          888
Utilization of tax attributes previously included
  in allowance and other                                  (902)          --
                                                   -----------   ----------
Income taxes on income before extraordinary item   $        --   $   (3,898)
Income tax benefit allocated to extraordinary item          --       (3,403)
                                                   -----------   ----------
                                                   $        --   $   (7,301)
                                                   ===========   ==========

         In accordance with certain provisions of the Tax Reform Act of 1986, a change of greater than 50% of the beneficial ownership of the Company within a three-year period (an "Ownership Change") will place an annual limitation on the Company's ability to utilize its existing tax carryforwards. Under the Final Treasury Regulations issued by the Internal Revenue Service, the Company does not believe that an Ownership Change has occurred as of December 31, 1996.

NOTE 8 -- ACQUISITIONS AND DISPOSITIONS

         On December 22, 1995, Plains Illinois Inc., a wholly owned subsidiary of the Company, acquired the Illinois Basin Properties, effective November 1, 1995. The aggregate purchase price was approximately $51.5 million including associated transaction costs, of which approximately $6.5 million was paid for by the issuance of 798,143 shares of Common Stock and the remaining $45 million was paid in cash. The cash portion of the purchase price was financed through a combination of advances under the Revolving Credit Facility and $42 million of bridge bank indebtedness (See Note 3). The Illinois Basin Properties include three Marathon operated oil fields, various nonoperated producing properties and all of Marathon's oil and natural gas mineral interests, surface fee and undeveloped leasehold within the Illinois Basin as well as Marathon's geological, geophysical and engineering database for the entire region. At the acquisition date, the Illinois Basin Properties added approximately 17.3 million barrels to the Company's proved oil reserves.

         The following unaudited information reflects pro forma results of operations as if the acquisition of the Illinois Basin Properties occurred on January 1, 1995:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1995
                                                            ---------------------
                                                             HISTORICAL PRO FORMA
                                                            ----------- ---------
Revenue (in thousands)                                      $404,225    $ 426,294
Net income (in thousands)                                   $  2,652    $   9,589
Net income per common and common equivalent share           $   0.16    $    0.57

         In December 1995, Stocker Resources Inc. ("Stocker"), a wholly-owned subsidiary of the Company, acquired from Chevron USA ("Chevron") a production payment burdening certain of Stocker's LA Basin properties. The production payment had a face amount of approximately $30 million and was accounted for in prior periods as an overriding royalty interest. Stocker also acquired a fifteen year term mineral interest in certain of its LA Basin properties and approximately ten acres of surface fee lands in Los Angeles County. These assets were acquired in connection with a settlement agreement resolving certain outstanding issues between Chevron and Stocker. In return for the conveyance of the foregoing assets, Stocker agreed to forgive certain amounts due it, dismiss existing lawsuits related to such claims and issue to Chevron a ten year note for $4.6 million. The settlement also provides for a modification of Stocker's existing contractual obligations to Chevron to plug inactive wells, that Stocker continue its present activities to remediate oil contaminated soil from existing wellsites on an accelerated basis, and for the Company to guarantee the performance of such obligations.

         During 1995 and 1996, the Company sold certain non-strategic oil and natural gas properties located primarily in the Gulf Coast areas of Texas and Louisiana and in Utah for net proceeds of approximately $7.4 million and $3.1 million respectively.

         During 1994, Calumet Florida Inc. ("Calumet"), a wholly-owned subsidiary of the Company, acquired the remaining 50% working interest in its Sunniland Trend properties, increasing its working interest to approximately 100% and adding approximately five million barrels of oil to its proved reserve base at the acquisition date. Operating results from the additional 50% interest in the Sunniland Trend properties are included in the accompanying financial statements effective May 1, 1994. The aggregate purchase price, including acquisition costs, was approximately $13.6 million including the issuance of a five year warrant to purchase 750,000 shares of Common Stock at an exercise price of $6.00 per share. The acquisition was initially financed by an $11.5 million bridge loan which was repaid in July 1994 with proceeds from the sale of the Series C Preferred Stock (See Note 5).

NOTE 9 -- RETIREMENT PLAN

         Effective June 1, 1996, the Company's Board of Directors adopted a nonqualified retirement plan (the "Plan") for certain officers of the Company. Benefits under the Plan are based on salary at the time of adoption, vest over a 15 year period and are payable over a 15 year period commencing at age 60. The Plan is unfunded.

         Net pension expense for the year ended December 31, 1996, is comprised of the following components (in thousands):

Service cost - benefits earned during the period                        $      44
Interest on projected benefit obligation                                       31
Amortization of prior service cost                                             22
                                                                        ---------
Net pension expense                                                     $      97
                                                                        =========

         The following schedule reconciles the funded status of the Plan with amounts reported in the Company's balance sheet at December 31, 1996 (in thousands).

Actuarial present value of benefit obligations:
  Vested benefits                                                       $     563
  Nonvested benefits                                                          191
                                                                        ---------
  Accumulated benefit obligation                                        $     754
                                                                        =========

Projected benefit obligation for service rendered to date               $     754
Plan assets at fair value                                                      --
                                                                        ---------
Projected benefit obligation in excess of plan assets                         754
Prior service cost not yet recognized in net periodic pension expenses       (657)
                                                                        ---------
Net pension liability                                                          97
Adjustment required to recognize minimum liability                            657
                                                                        ---------
Accrued pension cost liability recognized in the balance sheet          $     754
                                                                        =========

The weighted-average discount rate used in determining the projected benefit obligation was 8%.

NOTE 10 -- STOCK COMPENSATION PLANS

         Historically, the Company has used stock options as a long-term incentive for its employees, officers and directors under various stock option plans. The exercise price of options granted to employees is equal to or greater than the market price of the underlying stock on the date of grant. Accordingly, consistent with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), no compensation expense has been recognized in the accompanying financial statements.

         During 1996, the Company's shareholders approved the Company's 1996 Stock Incentive Plan, under which a maximum of 1.5 million shares of Common Stock were reserved for issuance. The Company also has options outstanding under its 1991 and 1992 plans, under which a maximum of 2.0 million shares of Common Stock were reserved for issuance. Generally, terms of the options provide for an exercise price of not less than the market price of the Company's stock on the date of the grant, a pro rata vesting period of two to four years and an exercise period of five to ten years.

         In addition, during 1996, the Company granted performance options to purchase a total of 500,000 shares of Common Stock to two executive officers. Terms of the options provide for an exercise price of $13.50, the market price on the date of grant, and an exercise period of five years. The performance options vest when the price of the Common Stock trades at or above $24 per share for any 20 trading days in any 30 consecutive trading day period or upon a change in control if certain conditions are met.

         A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates are presented below:

                                             1994                     1995                      1996
                                  ------------------------- ------------------------ -------------------------
                                               WEIGHTED-                 WEIGHTED-                WEIGHTED-
                                    SHARES      AVERAGE      SHARES       AVERAGE      SHARES      AVERAGE
          FIXED OPTIONS             (000)    EXERCISE PRICE   (000)   EXERCISE PRICE   (000)    EXERCISE PRICE
----------------------------------- -------- -------------- --------- -------------- ---------- --------------
Outstanding at beginning of year     1,642     $   6.40       1,519     $    6.40       1,728     $   6.40

Granted                                 --     $     --         365     $    6.25       1,060     $  11.34

Exercised                              (19)    $   5.00        (147)    $    5.92        (285)    $   6.26

Forfeited                             (104)    $   6.67          (9)    $    6.68         (68)    $   6.63
                                    ------                    -----                    ------
Outstanding at end of year           1,519     $   6.39       1,728     $    6.40       2,435     $   8.56
                                    ======                    =====                    ======
Options exercisable at year-end      1,202     $   6.28       1,233     $    6.40       1,289     $   6.78
                                    ======                    =====                    ======
Weighted-average fair value of
  options granted during the year      N/A                    $2.18                    $ 3.19

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by APB 25. The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the accompanying financial statements. The Company will recognize compensation expense under APB 25 in the future for the two performance options described above, if certain conditions are met and such options vest.

         Pro forma information regarding net income and earnings per share is required by SFAS No.123 and has been determined as if the Company had accounted for its employee stock options under the fair value method as provided therein. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 7.5% for 1995 and 6.0% for 1996; a volatility factor of the expected market price of the Company's common stock of
 .36; no expected dividends; and weighted-average expected option lives of 3.5 years in 1995 and 2.7 years in 1996.

         The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS 123, only the effects of awards granted in 1995 and 1996 are considered in the pro forma calculations.


                                                    1995                              1996
                                       -----------------------------     -----------------------------
                                        AS REPORTED      PRO FORMA        AS REPORTED      PRO FORMA
                                       ------------     ------------     ------------     ------------
Net income (in thousands)              $      2,652     $      2,497     $     16,548     $     16,161
Earnings per share                     $       0.16     $       0.15     $       0.93     $       0.91

            The following table summarizes information about stock options outstanding at December 31, 1996:

                                             WEIGHTED-
                                              AVERAGE        WEIGHTED-
                               NUMBER        REMAINING        AVERAGE         NUMBER         WEIGHTED-
                             OUTSTANDING    CONTRACTUAL       EXERCISE      EXERCISABLE       AVERAGE
 RANGE OF EXERCISE PRICES    AT 12/31/96        LIFE           PRICE        AT 12/31/96   EXERCISE PRICE
---------------------------  -----------    -----------     ----------      -----------   --------------
   $  5.25 to  $  6.75          1,191        5.5 years      $    6.16             981       $   6.12

   $  7.50 to  $  7.81            514        6.2 years      $    7.65             244       $   7.57

   $ 10.50 to  $ 15.63            730        4.2 years      $   13.12              64       $  12.36
                             --------                                       ---------
   $  5.25 to  $ 15.63          2,435        5.3 years      $    8.56           1,289       $   6.78
                             ========                                       =========

         During 1996, pursuant to a Board of Directors' resolution, the Company contributed approximately 18,000 shares of Common Stock at a weighted average price of $11.35 per share on behalf of participants in the Company's 401(k) Savings Plan, representing a matching contribution by the Company for up to 50% of an employee's contribution.

NOTE 11 -- COMMITMENTS, CONTINGENCIES AND INDUSTRY CONCENTRATION

COMMITMENTS AND CONTINGENCIES

         Minimum commitments in connection with office space and computer equipment leased by the Company are: 1997 and 1998 - $1.0 million annually; 1999 - $.9 million; thereafter - $.8 million. Rental payments made under the terms of similar arrangements totaled approximately $1.1 million in 1996 and $1.2 million in each of the years ended December 31, 1995 and 1994.

         In connection with its crude oil marketing, Plains Marketing provides certain purchasers and transporters with irrevocable standby letters of credit to secure the Company's obligation for the purchase of crude oil (See Note 4). Generally, these letters of credit are issued for up to seventy day periods and are terminated upon completion of each transaction. At December 31, 1996, Plains Marketing had outstanding letters of credit of approximately $39.6 million. Such letters of credit are secured by the crude oil inventory and accounts receivable of Plains Marketing and are guaranteed by the Company. To date, no amounts have been drawn on such letters of credit issued by the Company.

         Under the amended terms of the asset purchase agreement between Stocker and Chevron, commencing with the year beginning January 1, 2000, and each year thereafter, Stocker is required to plug and abandon 20% of the then remaining inactive wells, which currently aggregate approximately 250. To the extent the Company elects not to plug and abandon the number of required wells, the Company is required to escrow an amount equal to the greater of $25,000 per well or the actual average plugging cost per well in order to provide for the future plugging and abandonment of such wells. In addition, Stocker is required to expend a minimum of $600,000 per year in each of the ten years beginning January 1, 1996, and $300,000 per year in each of the succeeding five years to remediate oil contaminated soil from existing well sites, provided there are remaining sites to be remediated. In the event Stocker does not expend the required amounts during a calendar year, Stocker is required to contribute an amount equal to 125% of the actual shortfall to an escrow account. Stocker may withdraw amounts from such escrow account to the extent it expends excess amounts in a future year.

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

         Consistent with normal industry practices, substantially all of the Company's oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. The Company has estimated that the costs to perform these tasks is approximately $13 million, net of salvage value and other considerations. Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization ("DD&A"). Results from operations for 1994, 1995 and 1996 include $1.1 million, $1 million and $.8 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in Note 16.

         As is common within the industry, the Company has entered into various commitments and operating agreements related to the exploration and development of and production from certain proved oil and natural gas properties. It is management's belief that such commitments will be met without a material adverse effect on the Company's financial position.

INDUSTRY CONCENTRATION

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

         There are a limited number of alternative methods of transportation for the Company's production. Substantially all of the Company's LA Basin crude oil and natural gas production and its Sunniland Trend and Illinois

Basin oil production are transported by pipelines owned by third parties. The inability or unwillingness of these pipelines to provide transportation services to the Company for a reasonable fee could result in the Company having to find transportation alternatives, increased transportation costs to the Company or involuntary curtailment of a significant portion of its crude oil and natural gas production which could have a negative impact on future results.

NOTE 12 -- LITIGATION

         The Company and certain of its officers and directors and a former director and officer were named in two class action lawsuits filed in 1992 and 1993 seeking an aggregate of approximately $90 million in compensatory damages and punitive damages in an unspecified amount for alleged violations of the federal securities laws and state common law arising out of certain alleged misrepresentations and omissions in the Company's disclosure regarding its onshore natural gas exploration activities. During 1996, the Company settled such cases for a cash payment of approximately $6.3 million. Approximately $4.1 million of such amount was paid by the Company's insurance carrier and $2.2 million was paid by the Company. Taking into account prior costs incurred by the Company to defend these suits and for which the Company agreed to release its claims for reimbursement from its insurance carrier, this settlement resulted in a charge to 1996 first quarter earnings of $4 million.

         On July 9, 1987, Exxon filed an interpleader action in the United States District Court for the Middle District of Florida, Exxon Corporation v.
E. W. Adams, et al., Case Number 87-976-CIV-T-23-B. This action was filed by Exxon to interplead royalty funds as a result of a title controversy between certain mineral owners in a field in Florida. One group of mineral owners, John W. Hughes, et al. (the "Hughes Group"), filed a counterclaim against Exxon alleging fraud, conspiracy, conversion of funds, declaratory relief, federal and Florida RICO, breach of contract and accounting, as well as challenging the validity of certain oil and natural gas leases owned by Exxon, and seeking exemplary and treble damages. In March 1993, but effective November 1, 1992, Calumet, a wholly-owned subsidiary of the Company, acquired all of Exxon's leases in the field affected by this lawsuit. In order to address those counterclaims challenging the validity of certain oil and natural gas leases, which constitute approximately 10% of the lands underlying this unitized field, Calumet filed a motion to join Exxon as plaintiff in the subject lawsuit, which was granted July 29, 1994. In August 1994, the Hughes Group amended its counterclaim to add Calumet as a counter-defendant. Exxon and Calumet filed a motion to dismiss the counterclaims. On March 22, 1996, the Court granted Exxon's and Calumet's motion to dismiss the counterclaims alleging fraud, conspiracy, and federal and Florida RICO violations and challenging the validity of certain of the Company's oil and natural gas leases but denied such motion as to the counterclaim alleging conversion of funds. The Company has reached an agreement in principle with all parties to settle this case. In consideration for full and final settlement, and dismissal with prejudice of all issues in this case, the Company has agreed to pay to the defendants the total sum of $100,000, and release certain royalty amounts held in suspense and in the court registry during the pendency of this case. Finalization of this settlement has been delayed due to a dispute between the defendants over certain title issues. The defendants have filed motions requesting the Court to rule on this dispute, but no hearing date has been set. The Company does not believe that this dispute will adversely affect the settlement reached between the Company and the defendants.

         The Company, in the ordinary course of business, is a claimant and/or a defendant in various other legal proceedings in which its exposure, individually and in the aggregate, is not considered material to the consolidated financial statements.

NOTE 13 -- MAJOR CUSTOMERS

         Koch Oil Company and Basis Petroleum, Inc. ("Basis"), formerly Phibro Energy USA Inc., accounted for 16% and 11%, respectively, of the Company's total revenue (exclusive of interest and other income) during 1996. Customers accounting for more than 10% of total revenue for 1995 and 1994 were as follows: 1995 -- Phibro Inc. ("Phibro") -- 16% and Basis -- 12%; 1994 -- Phibro -- 19% and Chevron -- 16%. Basis and Phibro Inc. are both subsidiaries of Salomon Inc. No other single purchaser of the Company's products accounted for as much as 10% of total sales during 1996, 1995 or 1994. Additionally during 1996, Unocal, Marathon and Basis accounted for approximately 51%, 24% and 20%, respectively, of the Company's oil and gas sales. During 1996, Unocal, Marathon and Basis purchased the crude oil from the LA Basin Properties, Illinois Basin Properties and the Sunniland Trend Properties, respectively.

NOTE 14 -- FINANCIAL INSTRUMENTS

DERIVATIVES

         The Company has only limited involvement with derivative financial instruments, as defined in SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" and does not use them for speculative trading purposes. The Company's principle objective is to hedge exposure to price volatility on crude oil and natural gas. These arrangements expose the Company to credit risk (as to counterparties) and to risk of adverse price movements in certain cases where the Company's production is less than expected.

         The Company has entered into various fixed and floating price collar arrangements to fix the NYMEX crude oil spot price ("NYMEX Crude Oil Price") for a significant portion of its crude oil production. On December 31, 1996, these arrangements provided for a NYMEX Crude Oil Price for: (i) 12,000 barrels per day through March 31, 1997, at $18.51 per barrel; (ii) 10,000 barrels per day from April 1, 1997, through April 30, 1997, at $18.85 per barrel; (iii) 9,000 barrels per day from May 1, 1997, through June 30, 1997, at $18.85 per barrel; and (iv) 9,100 barrels per day from July 1, 1997, through December 31, 1997, at $18.59 per barrel. The Company has entered into additional swap arrangements which provide for a NYMEX Crude Oil Price ceiling of $24.00 per barrel and a price floor of $19.50 per barrel for 4,000 barrels per day from January 1, 1997, through December 31, 1997. Combined with an additional arrangement providing for 500 barrels per day from April 1, 1997 through December 31, 1997, at $22.00 per barrel, these arrangements provide the Company with an average minimum price of $18.96 per barrel on an average of approximately 14,250 barrels of oil per day for 1997, but provide the Company with upside price participation for 4,000 of such barrels up to $24.00 per barrel. At December 31, 1996, the Company also had a fixed price arrangement on 4,500 barrels per day for 1998 at a NYMEX Crude Oil Price of $19.24 per barrel. Location and quality differentials attributable to the Company's properties are not included in the foregoing prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX Crude Oil Price. Gains or losses on the crude oil swaps are recognized in the month of related production and are included in oil and natural gas sales.

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

         The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Crude oil futures contracts permit settlement by delivery of the crude oil and, therefore, are not financial instruments, as defined. The carrying amounts and fair values of the Company's other financial instruments are as follows:


                                                       DECEMBER 31,
                                    -------------------------------------------------
                                             1995                       1996
                                    ----------------------     ----------------------
                                    CARRYING        FAIR       CARRYING        FAIR
                                     AMOUNT         VALUE       AMOUNT         VALUE
                                    --------      --------     --------      --------
                                                      (IN THOUSANDS)
DEBT:
  Bank debt                         $ 98,000      $ 98,000      $ 72,700     $ 72,700
  Subordinated debt                  100,000       105,250       149,121      160,500
  Other long-term debt                 8,533         8,624         3,578        3,578
OFF BALANCE SHEET FINANCIAL
 INFORMATION:
  Unrealized loss on crude oil
    swap agreements                       --         5,438(1)         --       15,472(1)

---------------
(1) These amounts represent the calculated excess of the NYMEX Crude Oil Price over hedge arrangements for future production of the Company's
    properties as of December 31,  1995 and 1996.   Such hedges, and  therefore
    the unrealized loss, have been fully deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in Note 16.

         The carrying value of bank debt approximates its fair value as interest rates are variable, based on prevailing market rates. The fair value of subordinated debt was based on quoted market prices based on trades of subordinated debt. Other long-term debt was valued by discounting the future payments using the Company's incremental borrowing rate.

NOTE 15 --  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Selected cash payments and noncash activities were as follows:

                                               YEAR ENDED DECEMBER 31,
                                        ------------------------------------
                                           1994         1995          1996
                                        ---------     --------      --------
                                                   (IN THOUSANDS)
Cash paid for interest (net of amount
  capitalized)                          $  12,082     $ 13,259      $ 16,309
                                        =========     ========      ========

Noncash investing and financing
activities:
  Series C Preferred Stock Dividends    $     937     $     --      $     --
                                        =========     ========      ========
  Conversion of Series C Preferred      $      --     $ 21,769      $     --
                                        =========     ========      ========

Detail of properties acquired for other
  than cash:
  Fair value of acquired assets         $  13,600     $ 56,100      $     --
  Debt issued and liabilities assumed          --       (4,600)           --
  Capital stock and warrants issued        (1,250)      (6,527)           --
                                        ---------     --------      --------
  Cash paid                             $  12,350     $ 44,973      $     --
                                        =========     ========      ========

NOTE 16 -- OIL AND NATURAL GAS ACTIVITIES

COSTS INCURRED

The Company's oil and natural gas acquisition, exploration and development activities are primarily conducted in the United States. The following table summarizes the costs incurred in connection therewith during the last three years.

                                     YEAR ENDED DECEMBER 31,
                                  ---------------------------
                                    1994      1995       1996
                                  -------   -------   -------
                                         (IN THOUSANDS)
Property acquisition costs:
   Unproved properties            $ 6,150   $18,136   $   728
   Proved properties               13,222    41,194     3,087
Exploration costs                   5,907     2,001     2,433
Exploitation and
   development costs               15,570    22,681    45,007
                                  -------   -------   -------
                                  $40,849   $84,012   $51,255
                                  =======   =======   =======

CAPITALIZED COSTS

         The following table presents the aggregate capitalized costs subject to amortization relating to the Company's oil and natural gas acquisition, exploration, exploitation and development activities, and the aggregate related DD&A.

                                 DECEMBER 31,
                          -----------------------
                             1995          1996
                          ----------   ----------
                               (IN THOUSANDS)
Proved properties         $  328,712   $  384,019
Accumulated DD&A            (131,063)    (150,300)
                          ----------   ----------
                          $  197,649   $  233,719
                          ==========   ==========

         The DD&A rate per equivalent unit of production was $3.17, $3.02 and $3.00 for the years ended December 31, 1994, 1995 and 1996, respectively.

COSTS NOT SUBJECT TO AMORTIZATION

         The following table summarizes the categories of costs which comprise the amount of unproved properties not subject to amortization.

                                DECEMBER 31,
                          -----------------------
                             1995          1996
                          ----------   ----------
                               (IN THOUSANDS)
Acquisition costs         $   35,550   $   31,940
Exploration costs              5,075        3,210
Capitalized interest           8,170        6,548
                          ----------   ----------
                          $   48,795   $   41,698
                          ==========   ==========

         Unproved property costs not subject to amortization consist mainly of acquisition and lease costs and seismic data related to unproved areas. The Company will continue to evaluate these properties over the lease terms; however, the timing of the ultimate evaluation and disposition of a significant portion of the properties has not been determined. Costs associated with seismic data and all other costs will become subject to amortization as the prospects to which they relate are evaluated. Approximately 14%, 38% and 9% of the balance in unproved properties at December 31, 1996, related to additions made in 1994, 1995, and 1996, respectively.

         During 1994, 1995 and 1996, the Company capitalized $2.7 million, $3.1 million and $3.6 million, respectively, of interest related to costs of unproved properties in the process of development.

SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

         The following information summarizes the Company's net proved reserves of oil (including condensate and natural gas liquids) and natural gas and the present values thereof for the three years ended December 31, 1996. The following reserve information is based upon reports of the independent petroleum consulting firms of H.J. Gruy and Company with respect to the LA Basin properties, Netherland, Sewell & Associates, Inc. with respect to the Sunniland Trend Properties and other minor properties and Ryder Scott Company with respect to the Illinois Basin Properties. The estimates are in accordance with regulations prescribed by the Securities and Exchange Commission
(the "SEC").

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

ESTIMATED QUANTITIES OF OIL AND NATURAL GAS RESERVES (UNAUDITED)

         The following table sets forth certain data pertaining to the Company's proved and proved developed reserves for the three years ended December 31, 1996.

                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------
                                          1994               1995               1996
                                    ----------------- -----------------  -----------------
                                       OIL      GAS       OIL      GAS      OIL       GAS
                                      (BBL)    (MCF)     (BBL)    (MCF)    (BBL)     (MCF)
                                    -------  -------- --------  -------  --------  -------
                                                         (IN THOUSANDS)
PROVED RESERVES
Beginning balance                    38,810    49,397   61,459   51,009    94,408   43,110
Revisions of previous estimates      16,834     4,365    5,423    2,792    19,424    6,641
Extensions, discoveries, improved
recovery and other additions          4,362     1,182   15,489    1,730     8,179    1,294
Sale of reserves in-place               (16)     (446)  (1,227)  (9,773)       (5) (12,491)
Purchase of reserves in-place         5,304        80   17,640      130        45      862
Production                           (3,835)   (3,569)  (4,376)  (2,778)   (6,055)  (2,143)
                                    -------  -------- --------  -------  --------  -------

Ending balance                       61,459    51,009   94,408   43,110   115,996   37,273
                                    =======  ======== ========  =======  ========  =======

PROVED DEVELOPED RESERVES
Beginning balance                    30,646    28,436   48,978   30,869    67,266   29,397
                                    =======  ======== ========  =======  ========  =======
Ending balance                       48,978    30,869   67,266   29,397    86,515   25,629
                                    =======  ======== ========  =======  ========  =======

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

         The Standardized Measure of discounted future net cash flows relating to proved oil and natural gas reserves is presented below:

                                                   DECEMBER 31,
                                      --------------------------------------
                                         1994          1995          1996
                                      ----------    ----------    ----------
                                                  (IN THOUSANDS)
Future cash inflows                   $  894,434    $1,513,145    $2,681,007
Future development costs                 (62,695)     (107,995)     (111,785)
Future production expense               (414,741)     (692,008)     (977,551)
Future income tax expense                (69,911)     (157,110)     (437,654)
                                      ----------    ----------    ----------
Future net cash flows                    347,087       556,032     1,154,017
Discounted at 10% per year              (144,143)     (251,191)     (575,436)
                                      ----------    ----------    ----------
Standardized measure of
   discounted future net cash flows   $  202,944    $  304,841    $  578,581
                                      ==========    ==========    ==========

         The Standardized Measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

 1. An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

 2. In accordance with SEC guidelines, the engineers' estimates of future net revenues from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The crude oil price in effect at December 31, 1996, is based on the NYMEX Crude Oil Price of $25.92 per barrel with variations therefrom based on location and grade of crude oil. On February 7, 1997, the NYMEX Crude Oil Price was $22.23 per barrel. The Company has entered into various fixed price and floating price collar arrangements to fix or limit the NYMEX Crude Oil Price for a significant portion of its crude oil production. These prices are included in the reserve reports through the term of the arrangements (See Note 14). The overall average prices used in the reserve reports as of December 31, 1996, were $22.22 per barrel of crude oil, condensate and natural gas liquids and $2.79 per Mcf of natural gas.

 3. The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.

 4. The reports reflect the estimated present value (discounted at 10%) of future net revenue from the Company's proved oil and natural gas reserves to be $229.4 million, $366.8 million and $764.8 million at December 31, 1994, 1995 and 1996, respectively. SFAS No. 69 requires the Company to further reduce these estimates by an amount equal to the present value of estimated income taxes which might be payable by the Company in future years to arrive at the Standardized Measure. Future income taxes were calculated by applying the statutory federal income tax rate to pretax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards.

         The principal sources of changes in the Standardized Measure of future net cash flows for the three years ended December 31, 1996, are as follows:

                                                YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1994           1995          1996
                                       ----------    -----------   -----------
                                                    (IN THOUSANDS)
Balance, beginning of year             $  130,489    $   202,944   $   304,841
Sales, net of production expenses         (30,014)       (33,824)      (58,866)
Net change in sales and transfer
   prices, net of production expenses      29,840         26,968       275,200
Changes in estimated future
  development costs                        (9,477)        (3,228)       (5,188)
Extensions, discoveries and improved
  recovery, net of costs                   14,928         59,050        50,013
Previously estimated development costs
  incurred during the year                  2,995          3,136        19,662
Purchase of reserves in-place              16,919         64,214         2,253
Sales of reserves in-place                   (426)       (11,381)       (3,357)
Revision of quantity estimates             71,188         24,533       145,815
Accretion of discount                      13,454         22,937        36,678
Net change in income taxes                (22,377)       (35,512)     (124,254)
Changes in estimated timing of
  production and other                    (14,575)       (14,996)      (64,216)
                                       ----------    -----------   -----------
Balance, end of year                   $  202,944    $   304,841   $   578,581
                                       ==========    ===========   ===========

NOTE 17 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table shows summary financial data for 1995 and 1996.

                                                       QUARTER ENDED
                                  ----------------------------------------------------
                                    MARCH 31      JUNE 30     SEPTEMBER 30 DECEMBER 31
                                  -----------   ----------    ------------ -----------
1995                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
----
Revenues                          $    93,647   $   95,256    $  103,607   $  111,715
Operating profits                 $     9,500   $   10,312    $    9,744   $   10,953
Net income                        $       319   $      914    $      483   $      936
Net income per share              $       .02   $      .06    $      .03   $      .06

1996
----
Revenues                          $   123,513   $  155,930    $  169,245   $  180,920
Operating profits                 $    13,360   $   18,353    $   17,616   $   19,377
Income before extraordinary item  $     9,216   $    4,614    $    3,486   $    4,336
Net income                        $       709   $    6,502    $    5,001   $    4,336
Net income per share
     Before extraordinary item    $       .54   $      .26    $      .20   $      .24
     Extraordinary item                  (.50)         .11           .08           --
                                  -----------   ----------    ----------   ----------
                                  $       .04   $      .37    $      .28   $      .24
                                  ===========   ==========    ==========   ==========

                               INDEX TO EXHIBITS

          2(a)  --  Purchase and Sale Agreement dated
                    October 31, 1995, between Marathon and Crete, as amended by that certain Amendment dated December 4, 1995, among Marathon, Plains Resources Inc. and Plains Illinois Inc.
                    (incorporated by reference to Exhibit 2.1 to Form 8-K dated
                    Jan 1996).

          3(a)  --  Second Restated Certificate of Incorporation of the Company
                    (incorporated by reference to Exhibit 3(a) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1995).


          3(b) -- Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          4(a) -- Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Form S-1
                    Registration Statement (Reg. No. 33-33986)).

          4(c) -- Purchase Agreement for Stock Warrant dated May 16, 1994, between Plains Resources Inc. and Legacy Resources, Co.,
                    L.P. (incorporated by reference to Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994).

          10(a)*--  Employment Agreement dated as of March 1, 1993, between the
                    Company and Greg L. Armstrong (incorporated by reference to
                    Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

          10(b)*-- The Company's 1991 Management Options (incorporated by reference to Exhibit 4.1 to the Company's S-8 Registration
                    Statement (Reg. No. 33-43788)).

          10(c)*-- The Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's S-8 Registration
                    Statement (Reg. No. 33-48610)).

          10(d)*--  The Company's Amended and Restated 401(k) Plan.

          10(e) --  Restructure Agreement dated February 25, 1991, among
                    The Aetna Casualty and Surety Company, Aetna Life Insurance
                    Company and the Company (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

          10(f) -- Uncommitted Secured Transactional Line of Credit Facility letter agreement dated as of August 23, 1995, between Plains Marketing & Transportation Inc. and The First
                    National Bank of Boston, et al. (incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form
                    10-K for the year ended 1995).

          10(g) -- Uncommitted Secured Transactional Line of Credit Facility letter agreement dated August 23, 1995 between PMCT Inc.
                    and The First National Bank of Boston, et al. (incorporated by reference to Exhibit 10(n) of the Company's Annual
                    Report on Form 10-K for the year ended 1995).

          10(h) --  Third Amended and Restated Credit Agreement dated as of
                    April 11, 1996 among the Company and ING (U.S.) Capital
                    Corporation, et al. (incorporated by reference to Exhibit
                    10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

          10(i) --  First Amendment to Third Amended and Restated Credit
                    Agreement dated as of December 16, 1996, among the Company and ING (U.S.) Capital Corporation, et al.

          10(j) --  Amendment dated as of November 22, 1996 to Uncommitted
                    Secured Transactional Line of Credit between Plains
                    Marketing & Transportation Inc. and The First National Bank of Boston, et al.

          10(k) --  Amendment dated as of November 22, 1996 to Uncommitted
                    Secured Transactional Line of Credit between PMCT and The
                    First National Bank of Boston, et al.

          10(l)*--  Stock Option Agreement dated August 27, 1996 between the
                    Company and Greg L. Armstrong.

          10(m)*--  Stock Option Agreement dated August 27, 1996 between the
                    Company and William C. Egg Jr.

          10(n) --  First Amendment to the Company's 1992 Stock Incentive Plan.

          11(a) -- Statement regarding computation of per share earnings for the year ended December 31, 1996.

          11(b) -- Statement regarding computation of per share earnings for the year ended December 31, 1995.

          11(c) -- Statement regarding computation of per share earnings for the year ended December 31, 1994.

          21    --  Subsidiaries of the Company.

          23(a) --  Consent of Price Waterhouse LLP.

          23(b) --  Consent of Price Waterhouse LLP.

          27    --  Financial Data Schedule

----------------
*A management contract or compensation plan.