Form 10-Q
period 1997-03-31
PLAINS RESOURCES INC
filed 1997-05-13
CIK 350426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

16,545,170 shares of common stock $.10 par value, issued and outstanding at April 30, 1997.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
================================================================================


                                                                          PAGE
PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
    March 31, 1997 and December 31, 1996.................................   3
  Condensed Consolidated Statements of Operations:
    For the three months ended March 31, 1997 and 1996...................   4
  Condensed Consolidated Statements of Cash Flows:
    For the three months ended March 31, 1997 and 1996...................   5
  Notes to Condensed Consolidated Financial Statements...................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................   8

PART II.  OTHER INFORMATION..............................................  14

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
================================================================================

                                                   MARCH 31,       DECEMBER 31,
                                                     1997             1996
                                                  -----------      -----------
                                                  (UNAUDITED)

                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                         $     1,114      $     2,517
Accounts receivable and other                          85,658           94,778
Inventory                                              10,210            4,563
                                                  -----------      -----------
Total current assets                                   96,982          101,858
                                                  -----------      -----------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full
 cost method:
  Subject to amortization                             415,081          384,019
  Not subject to amortization                          47,570           41,698
Downstream assets, primarily crude oil
 terminal and storage facility                         35,388           35,122
Other property and equipment                            8,417            8,275
                                                  -----------      -----------
                                                      506,456          469,114
Less allowance for depreciation,
 depletion and amortization                          (163,087)        (158,074)
                                                  -----------      -----------
                                                      343,369          311,040
                                                  -----------      -----------
DEFERRED INCOME TAXES, NET                              5,553            7,301
OTHER ASSETS                                           13,672           10,050
                                                  -----------      -----------
                                                  $   459,576      $   430,249
                                                  ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable and other current liabilities    $    90,996      $    93,242
Interest payable                                        1,393            5,089
Royalties payable and drilling advances                 7,052            7,859
Notes payable and other current obligations               511              511
                                                  -----------      -----------
Total current liabilities                              99,952          106,701

BANK DEBT                                             104,000           72,700
SUBORDINATED DEBT                                     149,136          149,121
OTHER LONG-TERM DEBT                                    3,578            3,578
OTHER LONG-TERM LIABILITIES                             3,264            2,577
                                                  -----------      -----------
                                                      359,930          334,677
                                                  -----------      -----------
STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 50,000,000
 shares authorized;
 issued and outstanding 16,538,649
 at March 31, 1997, and 16,518,645 shares
 at December 31, 1996                                   1,654            1,652
Additional paid-in capital                            120,232          120,051
Accumulated deficit                                   (22,240)         (26,131)
                                                  -----------      -----------
                                                       99,646           95,572
                                                  -----------      -----------
                                                  $   459,576      $   430,249
                                                  ===========      ===========


           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)
================================================================================

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------
REVENUE
Oil and natural gas sales                             $    26,279   $    20,657
Marketing, transportation and storage                     180,795       102,790
Interest and other income                                      58            66
                                                      -----------   -----------
                                                          207,132       123,513
                                                      -----------   -----------
EXPENSES
Production expenses                                        10,194         9,312
Purchases, transportation and storage                     178,329       100,841
General and administrative                                  2,095         2,058
Depreciation, depletion and amortization                    5,320         4,889
Interest expense                                            4,710         4,197
Litigation settlement                                          --         4,000
                                                      -----------   -----------
                                                          200,648       125,297
                                                      -----------   -----------
Income (loss) before income taxes and
 extraordinary item                                         6,484        (1,784)
Income tax expense (benefit):
  Current                                                     114            --
  Deferred                                                  2,479       (11,000)
                                                      -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEM                            3,891         9,216

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt                         --        (8,507)
                                                      -----------   -----------
NET INCOME                                            $     3,891   $       709
                                                      ===========   ===========
Net income per common and common equivalent share:
  Before extraordinary item                           $      0.22   $      0.54
  Extraordinary item                                           --         (0.50)
                                                      -----------   -----------
                                                      $      0.22   $      0.04
                                                      ===========   ===========
Weighted average number of common and common
   equivalent shares                                       18,033        16,933
                                                      ===========   ===========


            See notes condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
================================================================================

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $     7,028   $     5,004
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Payment for acquisition, exploration
 and development costs                                    (35,481)      (10,123)
Payment for additions to other
 property and assets                                       (4,158)         (833)
                                                      -----------   -----------
Net cash used in investing activities                     (39,639)      (10,956)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                               68,300       170,023
Principal payments of long-term debt                      (37,000)     (160,300)
Costs incurred to redeem long-term debt                        --        (6,967)
Payments of other long-term debt                               --          (933)
Other                                                         (92)         (147)
                                                      -----------   -----------
Net cash provided by financing activities                  31,208         1,676
                                                      -----------   -----------
Net decrease in cash and cash equivalents                  (1,403)       (4,276)
Cash and cash equivalents, beginning of period              2,517         6,129
                                                      -----------   -----------
Cash and cash equivalents, end of period              $     1,114   $     1,853
                                                      ===========   ===========


            See notes condensed consolidated financial statements.

                                Pagee 5 of 16

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997
                                 (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1996, filed with the SEC.

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at March 31, 1997, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2 -- PROPERTY ACQUISITION

In March 1997, the Company completed the acquisition of Chevron USA's ("Chevron") interest in the Montebello Field for $25 million, effective
February 1, 1997. The assets acquired consist of a 100% working interest and a 99.2% net revenue interest in 55 producing oil wells and related facilities and also include approximately 450 acres of surface fee lands. At the acquisition date, the Montebello Field, which is located approximately 15 miles from the Company's existing LA Basin operations, was producing approximately 800 barrels of oil and 800 Mcf of gas per day and added approximately 23 million barrels of oil equivalent to the Company's proved reserves. The acquisition was funded with proceeds from the Company's revolving credit facility ("Revolving Credit Facility").

NOTE 3 -- REVOLVING CREDIT FACILITY

In March 1997, the Company's Revolving Credit Facility and borrowing base thereunder was increased to $165 million from $125 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 1999, with a final maturity of July 1, 2004, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries. At March 31, 1997, the Company had $104 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

NOTE 4 -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include employee stock options and warrants.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, although earlier application is not permitted. SFAS 128 requires restatement of all prior period EPS data presented.

For the three months ended March 31, 1997 and 1996, the Company reported primary EPS of $.22 per share and $.04 per share, respectively. Under SFAS 128, basic EPS for the respective periods would have been $0.24 and $0.04, respectively, and diluted EPS would have been $0.22 and $0.04, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

For the quarter ended March 31, 1997, the Company reported net income of $3.9 million, or $.22 per share, a 77% increase over net income from recurring activities of $2.2 million, or $.13 per share for the 1996 comparative quarter. Including nonrecurring items, the Company reported net income of $709,000, or $.04 per share for the first quarter of 1996. Cash flow from operations (net income plus noncash expenses) increased 66% to $11.8 million from $7.1 million, while earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 46% to $16.5 million from $11.3 million. Cash flow and EBITDA for 1996 exclude nonrecurring items. Net cash provided by operating activities, as reported in the condensed consolidated statements of cash flows, increased to $7.0 million for the three months ended March 31, 1997, as compared to $5.0 million for the 1996 comparative period. The improvement in operating results is primarily attributable to increased oil production and expanded unit operating margins in the upstream segment and a 27% increase in gross margin in the downstream segment.

Nonrecurring items during the first quarter of 1996 include an $8.5 million extraordinary loss associated with the early redemption of the Company's $100 million of 12% Senior Subordinated Notes (the "12% Notes"), a $4.0 million charge related to the settlement of litigation and an $11.0 million tax benefit related to the reversal of a portion of the valuation reserve against the Company's net deferred tax asset.

Upstream Results

The following table sets forth certain upstream operating information of the Company for the periods presented:


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                     1997          1996
                                                 -----------   -----------
                                           (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                                        (UNAUDITED)
     AVERAGE DAILY PRODUCTION VOLUMES
      BARRELS OF OIL EQUIVALENT ("BOE")
      LA Basin (89% oil)......................       10.1          8.7
      S. Florida (100% oil)...................        5.2          3.2
      Illinois Basin (100% oil)...............        3.4          3.5
      Other properties........................        0.1          0.2
                                                  -------      -------
      Total (94% oil).........................       18.8         15.6
                                                  =======      =======
     UNIT ECONOMICS
      Average sales price per BOE.............    $ 15.51      $ 14.55
      Production expenses per BOE.............       6.02         6.56
                                                  -------      -------
      Gross margin per BOE....................       9.49         7.99
      Upstream G&A expense per BOE............       0.74         0.91
                                                  -------      -------
      Gross profit per BOE....................    $  8.75      $  7.08
                                                  =======      =======

Oil and natural gas production for the first quarter of 1997 increased approximately 21% to an average of 18,800 BOE per day as compared to the first quarter 1996 average of 15,600 BOE per day. Total production for the three month periods ended March 31, 1997 and 1996, was 1.69 million BOE and 1.42 million BOE, respectively. Upstream, the Company's unit gross margin increased to $9.49 per BOE, a 19% improvement over the $7.99 per BOE recorded in last year's first quarter. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $8.75 per BOE, up 24% over the 1996 amount of $7.08 per BOE.

The increase in production volumes is primarily attributable to the Company's ongoing exploitation activities on its three core properties. In addition, the Company completed the acquisition of Chevron USA's ("Chevron") interest in the Montebello Field (the "Montebello Acquisition") during the quarter. The Montebello Field, which is located approximately 15 miles from the Company's existing LA Basin operations, was producing approximately 800 barrels of oil and 800 Mcf of natural gas per day at the acquisition date. From the acquisition's effective date of February 1, 1997, the Montebello Field contributed approximately 56,000 BOE to the Company's production during the quarter, or an average of approximately 600 BOE per day. The comparative incremental impact of the Montebello Acquisition was partially offset by noncore property sales during 1996 which contributed 18,000 BOE to the 1996 first quarter production.

Net daily production in the LA Basin increased approximately 16% to 10,100 BOE in the first quarter of 1997 compared to 8,700 BOE in the same quarter of 1996. Excluding the production from the Montebello Field, production was 9,500 BOE per day which represents a 9% increase over the comparative prior year quarter. Net daily production in the Illinois Basin averaged approximately 3,400 barrels per day during the first quarter of 1997, down approximately 3% as compared to the 1996 first quarter average of 3,500 barrels per day. Net daily production in the Sunniland Trend of South Florida averaged approximately 5,200 barrels per day during the first quarter of 1997, a 63% increase over the 3,200 barrels per day averaged during the first quarter of 1996. Due to the high volume of production that is generated by a few wells in the Sunniland Trend, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production.

Oil and natural gas revenues increased 27% to $26.3 million for the first quarter of 1997 due to increased production volumes and higher average product prices. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $15.51 per BOE, up 7% over the 1996 first quarter average price of $14.55 per BOE. The NYMEX benchmark West Texas Intermediate ("WTI") crude oil price averaged $22.83 per barrel during the 1997 first quarter, compared to $19.55 per barrel for the same period last year. The Company maintained hedges on approximately 70% of its production in each respective period and, consequently, the impact of higher commodity prices on the Company's results was limited. In addition, higher differentials in the LA Basin and in the Sunniland Trend tended to offset the increase in the spot price on oil production that was not hedged. These crude streams have a high sulphur content and were affected more by the commencement of Iraqi crude
sales than oil with less sulphur.   Iraqi crude also has a higher sulphur
content than WTI crude.   A large portion of the increase in the Company's
average product price is attributable to an increase in the Company's average hedge price which was approximately $1 per barrel higher for the first quarter of 1997 than the prior year quarter. The Company's average benchmark NYMEX price for its hedges during the first quarter of 1997 was approximately $19 per barrel, less location and quality differentials. Hedging transactions had the effect of decreasing the Company's average price per BOE by $3.25 and $0.99 in the first quarter of 1997 and 1996, respectively.

Unit production expenses declined approximately 8% to $6.02 per BOE during the quarter from the $6.56 per BOE for the 1996 quarter primarily due to increased production levels in the Sunniland Trend and LA Basin and reduced expenses in the Illinois Basin due to operational modifications. Unit production expenses declined in each of the Company's three core areas from the first quarter 1996 levels, with the LA Basin declining 5% to $6.23 per BOE, the Sunniland Trend declining 13% to $4.04 per BOE, and the Illinois Basin declining about 1% to $8.38 per BOE. Total production expenses increased to $10.2 million from $9.3 million for the first quarter of 1996 primarily due to the Montebello Acquisition and increased production levels.

Unit G&A expense in the upstream segment declined 19% to $.74 per BOE from $.91 per BOE due to increased production levels and to the Company's ongoing focus on cost control. Depreciation, depletion and amortization ("DD&A") per BOE declined to $2.75 for the first quarter of 1997 from $3.00 per BOE in the 1996 comparative quarter. Such reduction is attributable to the increase in proved reserves from the Company's acquisition and exploitation activities and the impact of higher commodity prices on proved reserve volumes. The Company estimates that its DD&A rate for the remainder of 1997 will increase to approximately $2.85 per BOE to reflect the proved reserve volumes associated with a NYMEX benchmark crude oil price of approximately $19.00 to $20.00 per barrel.

Downstream Results

The following table sets forth certain downstream operating information of the Company for the periods presented:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                     1997          1996
                                                 -----------   -----------
                                                       (IN THOUSANDS)

     Operating Results
       Gross margin.........................     $     2,466   $     1,949
       G&A expense..........................             837           763
                                                 -----------   -----------
       Gross profit.........................     $     1,629   $     1,186
                                                 ===========   ===========
     AVERAGE DAILY VOLUMES
       Crude oil barrels marketed...........              63            53
       Cushing Terminal throughput barrels..              71            59

The Company's downstream segment reported gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $2.5 million for the first quarter of 1997, reflecting an approximate 27% increase over the $1.9 million reported for the 1996 quarter. Gross revenues were $180.8 million and $102.8 million for the respective periods. Gross profit (gross margin less downstream G&A expenses) increased 37% to $1.6 million versus $1.2 million in the first quarter of 1996. The increases in gross margin and gross profit are due to increased business activities for this segment. Downstream G&A expenses increased from $763,000 to $837,000 in the current year quarter primarily as a result of additional positions added to further expand marketing activities. Average crude oil volumes marketed increased approximately 19% to 63,000 barrels per day from the 53,000 barrels per day averaged during the 1996 quarter. Throughput activity at the Company's Cushing, Oklahoma, storage and terminal facility (the "Cushing Terminal") increased about 20% to an average of 71,000 barrels per day. The 1996 first quarter throughput averaged approximately 59,000 barrels per day.

A strong backward market for crude oil existed during 1996 and the first part of the first quarter of 1997. However, during the later part of the first quarter and the first part of the second quarter of 1997, such market has been in a less backward orientation, at times bordering on a flat to somewhat contango market. Typically, margins for crude oil marketing are strongest in a backward market. During a contango market, when marketing margins are generally smaller, the Company's terminalling and storage operations at the Cushing Terminal typically become more profitable due to (i) the Company's ability to take delivery on crude oil which is simultaneously purchased and resold at a profit for delivery in a subsequent month and (ii) the increased demand by third parties for storage capacity. With the balance provided by such terminalling and storage activities and the increased terminal throughput scheduled for the second quarter of 1997, the Company expects its downstream segment results for such quarter to compare favorably to the second quarter of 1996.

General

Total G&A expenses increased slightly to $2.1 million for the first quarter of 1997, as a result of increased G&A expenses in the downstream segment, offset somewhat by decreased expenses in the upstream segment. Interest expense for the quarter ended March 31, 1997, increased to $4.7 million from $4.2 million for the comparative prior year quarter primarily due to higher outstanding debt which was partially offset by a lower overall average interest rate. The 1996 quarter includes interest on the 12% Notes which were redeemed in March 1996 with the proceeds from the sale of $150 million of 10.25% Senior Subordinated Notes due 2006, (the "10.25% Notes"). In addition, capitalized interest decreased to $.7 million for the three months ended March 31, 1997, from $.9 million for the 1996 quarter.

During the first quarter of 1997, the Company recognized a deferred tax provision of $2.5 million and a current tax provision of $.1 million. During the first quarter of 1996, the Company recognized an $11 million deferred tax benefit resulting from the reduction in the valuation allowance which was reserved against its net deferred tax asset.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, although earlier application is not permitted. SFAS 128 requires restatement of all prior period EPS data presented.

For the three months ended March 31, 1997 and 1996, the Company reported primary EPS of $.22 per share and $.04 per share, respectively. Under SFAS 128, basic EPS for the respective periods would have been $0.24 and $0.04, respectively, and diluted EPS would have been $0.22 and $0.04, respectively.


CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

In March 1997, the Company completed the acquisition of Chevron's interest in the Montebello Field for $25 million, effective February 1, 1997. The assets acquired consist of a 100% working interest and a 99.2% net revenue interest in 55 producing oil wells and related facilities and also include approximately 450 acres of surface fee lands. At the acquisition date, the Montebello Field, which is located approximately 15 miles from the Company's existing LA Basin operations, was producing approximately

800 barrels of oil and 800 Mcf of gas per day and added approximately 23 million barrels of oil equivalent to the Company's proved reserves. The Montebello Acquisition was funded with proceeds from the Company's revolving credit facility ("Revolving Credit Facility").

In March 1997, the Company's Revolving Credit Facility and borrowing base thereunder was increased to $165 million from $125 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 1999, with a final maturity of July 1, 2004, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries. At March 31, 1997, the Company had $104 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

At March 31, 1997, the Company had a working capital deficit of approximately $3.0 million compared to a deficit of $4.8 million at December 31, 1996. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.

INVESTING AND FINANCING ACTIVITIES

Net cash flows used in investing activities were $39.6 million and $11.0 million for the three months ended March 31, 1997 and 1996, respectively. Investing activities include payments for acquisition, exploration and development costs of $35.5 million and $10.1 million for these same periods, respectively. Included in the 1997 amount is approximately $25 million related to the Montebello Acquisition.

Net cash provided by financing activities amounted to $31.2 million and $1.7 million for the three months ended March 31, 1997 and 1996, respectively. Approximately $25 million borrowed under the Revolving Credit Facility to fund the Montebello Acquisition is included in proceeds from long-term debt in 1997. Financing activities during 1996 include net proceeds of approximately $144.6 million from the sale of the 10.25% Notes, approximately $107 million for the repayment of the 12% Notes, including the 6% call premium and the net defeasance costs, and approximately $42 million for the repayment of the acquisition bridge indebtedness incurred to fund the acquisition of the Illinois Basin properties. Included in both years are net proceeds from borrowings under the Revolving Credit Facility as a result of acquisition, exploration and development activities.

CHANGING OIL AND NATURAL GAS PRICES

The Company is heavily dependent on crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. For the last nine months of 1997, the Company has hedged an average of approximately 13,700 barrels of oil per day. This hedge position represents approximately 77% of first quarter 1997 average daily oil volumes and provides downside price protection at a NYMEX benchmark price of approximately $19.00 per barrel. Approximately 4,000 barrels per day of the hedged position participates in price increases up to $24.00 per barrel. Thus, based on first quarter 1997 production volumes, approximately 45% of the Company's production will receive the benefit of price increases up to $24.00 per barrel and 23% will participate beyond such limit. The hedge prices are before deductions for quality and area differentials.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

All statements, other than statements of historical facts, included in the Report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, market conditions, drilling and operating hazards, uncertainties inherent in estimating oil and gas reserves and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

   Since the Company acquired its South Florida Sunniland Trend properties in 1993, substantially all crude oil production therefrom has been transported by a third party pipeline company. The current pipeline service agreement (the "Pipeline Agreement") will expire on June 30, 1997, unless modified or extended. Subject to economic and other considerations, such agreement requires the parties to negotiate in good faith to extend such agreement or enter into a new agreement. The Company has been in negotiations with the pipeline company to continue to transport all or a portion of the crude oil production on the existing pipeline system. However, no agreements have been reached. As a safeguard against the failure to agree on an extension or modification of the Pipeline Agreement, the Company entered into a contingent agreement with a local trucking company to transport all or part of its crude oil production by trucks. Except as noted below, the Company has in place the necessary facilities to convert to trucking.

   Approximately 75% of the Company's Sunniland Trend oil production is derived from one field, the production from which is transported by its own proprietary pipeline to a ten acre surface lease (the "Lease") held by the Company on lands owned by the Miccosukee Tribe of Indians of Florida (the "Tribe"). The Lease is located at the interconnect with the third party's pipeline. In light of the possibility that the Pipeline Agreement may not be modified or extended, the Company commenced construction in late January of a storage tank and truck loading facilities on the Lease that would enable it to truck crude oil from this location. The pipeline company has taken issue with the Company's assertion of its rights to transport its crude oil production by trucks upon the termination of the existing contract, alleging that the pipeline company had recently acquired an exclusive license to transport production from the Tribe's lands. The Company notified the pipeline company that it believes these allegations are without merit and that the exclusive license would be a violation of the Lease with the Tribe. Subsequently, the Tribe's legal representatives notified the pipeline company that the purported exclusive license claimed by the pipeline company is void, unenforceable and of no force or effect. However, the Tribal Chairman directed the Company to cease its construction operations on the Lease, claiming that both construction and trucking operations must be approved by the Tribe and the Bureau of Indian Affairs (the "BIA"). The Company's position is that construction and trucking operations are permitted under the Lease and that no further approval is required from the Tribe or the BIA. However, the Company has suspended construction operations while it continues discussion of this matter with representatives of the Tribe. The Company is also continuing negotiations with the pipeline company. If these controversies are not resolved, litigation could result and this portion of the Company's Sunniland Trend production could be curtailed until trucking can be commenced or the Company agrees to extend the Pipeline Agreement or enter into a new contract with the pipeline company. The pipeline company's most recent proposal for an extension of the Pipeline Agreement would provide for a rate which is approximately $.15 per barrel above the current rate and which would be $.80 per barrel higher than the alternative trucking rate.

Item 2 - Material Modification of Rights of Registrant's Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 -

     A.   Exhibits

          10(o) Second Amendment to Third Amended and Restated Credit Agreement dated as of March 7, 1997, among the Company and Internationale Nederlanden (U.S.) Capital Corporation, et.al.

          11.     Computation of per share earnings

          27.     Financial Data Schedule

     B.   Report on Form 8-K

     None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                       PLAINS RESOURCES INC.



Date:  May 13, 1997                    By:  /s/  Cynthia A. Feeback
                                          __________________________________
                                          Cynthia A. Feeback, Controller and
                                          Principal Accounting Officer
                                          (Principal Accounting Officer)