Form 10-Q
period 1997-06-30
PLAINS RESOURCES INC
filed 1997-08-12
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

                                 (713) 654-1414
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [x]     NO
                                         ------      -------

16,580,807 shares of common stock $.10 par value, issued and outstanding at July 31, 1997.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                PAGE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets:
  June 30, 1997 and December 31, 1996........................    3
Condensed Consolidated Statements of Operations:
  For the three and six months ended June 30, 1997 and 1996.. 4 Condensed Consolidated Statements of Cash Flows:
  For the six months ended June 30, 1997 and 1996............    5
Notes to Condensed Consolidated Financial Statements.........    6

MANAGEMENT'S DISCUSSION AND ANALYSIS.........................    9

PART II.  OTHER INFORMATION..................................   19

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)



                                                                                                          JUNE 30,    DECEMBER 31,
                                                                                                            1997          1996
                                                                                                         -----------  -------------
                                                                                                         (UNAUDITED)
                                                              ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                                 $   4,557      $   2,517
Accounts receivable and other                                                                                67,167         94,778
Inventory                                                                                                    39,583          4,563
                                                                                                          ---------   ------------

Total current assets                                                                                        111,307        101,858
                                                                                                          ---------   ------------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
       Subject to amortization                                                                              438,453        384,019
       Not subject to amortization                                                                           48,712         41,698
Downstream assets, primarily crude oil terminal and storage facility                                         35,395         35,122
Other property and equipment                                                                                  8,638          8,275
                                                                                                          ---------   ------------
                                                                                                            531,198        469,114
Less allowance for depreciation, depletion and amortization                                                (168,496)      (158,074)
                                                                                                          ---------   ------------
                                                                                                            362,702        311,040
                                                                                                          ---------   ------------
OTHER ASSETS                                                                                                 16,338         17,351
                                                                                                          ---------   ------------
                                                                                                          $ 490,347      $ 430,249
                                                                                                          =========   ============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                                            $  91,725      $  93,242
Interest payable                                                                                              6,117          5,089
Royalties payable and drilling advances                                                                       6,878          7,859
Notes payable and other current obligations                                                                  17,001            511
                                                                                                          ---------   ------------
Total current liabilities                                                                                   121,721        106,701

BANK DEBT                                                                                                   109,200         72,700
SUBORDINATED DEBT                                                                                           149,151        149,121
OTHER LONG-TERM DEBT                                                                                          3,578          3,578
OTHER LONG-TERM LIABILITIES                                                                                   3,482          2,577
                                                                                                          ---------   ------------
                                                                                                            387,132        334,677
                                                                                                          ---------   ------------
STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 50,000,000 shares authorized;
  issued and outstanding 16,568,685 at June 30, 1997,
  and 16,518,645 shares at December 31, 1996                                                                  1,657          1,652
Additional paid-in capital                                                                                  120,546        120,051
Accumulated deficit                                                                                         (18,988)       (26,131)
                                                                                                          ---------   ------------
                                                                                                            103,215         95,572
                                                                                                          ---------   ------------
                                                                                                          $ 490,347      $ 430,249
                                                                                                          =========   ============

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)



                                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                         JUNE 30,                JUNE 30,
                                                                                   --------------------   ------------------------
                                                                                      1997       1996        1997         1996
                                                                                   ---------   --------   ---------   ------------
REVENUE
Oil and natural gas sales                                                           $ 26,285   $ 25,115   $  52,564      $  45,772
Marketing, transportation and storage                                                162,219    130,760     343,014        233,550
Interest and other income                                                                 88         55         146            121
                                                                                    --------   --------   ---------   ------------
                                                                                     188,592    155,930     395,724        279,443
                                                                                    --------   --------   ---------   ------------
EXPENSES
Production expenses                                                                   10,771      9,319      20,965         18,631
Purchases, transportation and  storage                                               159,155    128,258     337,484        229,099
General and administrative                                                             2,120      1,984       4,215          4,042
Depreciation, depletion and amortization                                               5,944      5,532      11,264         10,421
Interest expense                                                                       5,181      4,335       9,891          8,532
Litigation settlement                                                                     --         --          --          4,000
                                                                                    --------   --------   ---------   ------------
                                                                                     183,171    149,428     383,819        274,725
                                                                                    --------   --------   ---------   ------------
Income before income taxes and
extraordinary item                                                                     5,421      6,502      11,905          4,718
Income tax expense (benefit)
   Current                                                                                96         --         210             --
   Deferred                                                                            2,073      1,888       4,552         (9,112)
                                                                                    --------   --------   ---------   ------------

INCOME BEFORE EXTRAORDINARY ITEM                                                       3,252      4,614       7,143         13,830

EXTRAORDINARY ITEM:
(Loss) on early extinguishment of debt, net of tax benefit                                --      1,888          --         (6,619)
                                                                                    --------   --------   ---------   ------------

NET INCOME                                                                          $  3,252   $  6,502   $   7,143      $   7,211
                                                                                    ========   ========   =========   ============

Net income per common and common equivalent share:
Before extraordinary item                                                              $0.18      $0.26       $0.40          $0.80
Extraordinary item                                                                        --       0.11          --          (0.38)
                                                                                    --------   --------   ---------   ------------
                                                                                       $0.18      $0.37       $0.40          $0.42
                                                                                    ========   ========   =========   ============
Weighted average number of common and common equivalent shares                        17,938     17,573      18,007         17,335
                                                                                    ========   ========   =========   ============

           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)


                                                                                                             SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                          ------------------------
                                                                                                             1997         1996
                                                                                                          ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                                $   7,143      $   7,211
Items not affecting cash flows from operating activities:
    Depreciation, depletion and amortization                                                                 11,264         10,421
    Loss on early extinguishment of debt, net of tax                                                             --          6,619
    Deferred income taxes                                                                                     4,552         (9,112)
    Amortization of debt discount and other                                                                     173             16
Change in assets and liabilities resulting from operating activities:
    Accounts receivable                                                                                      24,292        (19,307)
    Inventory                                                                                               (35,020)           735
    Prepaids and other                                                                                         (432)          (686)
    Accounts payable and other current liabilities                                                           (9,606)        20,517
    Interest payable                                                                                          1,029          1,086
    Royalties payable                                                                                           (16)           787
                                                                                                          ---------   ------------

Net cash provided by operating activities                                                                     3,379         18,287
                                                                                                          ---------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and natural gas properties                                                        200          3,066
Payment for acquisition, exploration and development costs                                                  (50,754)       (22,326)
Payment for additions to other property and other assets                                                     (3,817)        (1,188)
                                                                                                          ---------   ------------

Net cash used in investing activities                                                                       (54,371)       (20,448)
                                                                                                          ---------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                                                105,600        202,223
Proceeds from short-term debt                                                                                16,490             --
Principal payments of long-term debt                                                                        (69,100)      (189,900)
Costs incurred to redeem long-term debt                                                                          --         (6,468)
Payments of other long-term debt                                                                                 --         (3,946)
Other                                                                                                            42           (272)
                                                                                                          ---------   ------------

Net cash provided by financing activities                                                                    53,032          1,637
                                                                                                          ---------   ------------

Net increase (decrease) in cash and cash equivalents                                                          2,040           (524)
Cash and cash equivalents, beginning of period                                                                2,517          6,129
                                                                                                          ---------   ------------

Cash and cash equivalents, end of period                                                                  $   4,557      $   5,605
                                                                                                          =========   ============


           See notes to condensed consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1--ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1996 filed with the SEC.

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at June 30, 1997, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

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

NOTE 3 -- LONG-TERM DEBT

On July 23, 1997, the Company sold $50 million of Senior Subordinated Notes due 2006, Series C, bearing a coupon rate of 10.25% (the "Series C 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 107.21% of par to yield a minimum yield to worst of 8.79%, or 9.03% yield to maturity. The stated coupon rate of interest and maturity date are the same as those of the Company's existing $150 million principal amount of senior subordinated notes currently outstanding. The Series C 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $15 million in principal amount of the Series C 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds (as defined in the Indenture) of any Public Equity Offering (as defined in the Indenture).

The indenture under which the Series C 10.25% Notes were issued (the "Indenture") contains covenants including, but not limited to, covenants with respect to the following: (i) limitations on incurrence of additional indebtedness; (ii) limitations on certain investments; (iii) limitations on restricted payments; (iv) limitations on disposition of assets; (v) limitations on dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on liens; and
(viii) restrictions on mergers, consolidations and transfers of assets. In the event of a Change of Control and a corresponding Rating Decline, as both are defined in the Indenture, the Company will be required to make an offer to repurchase the Series C 10.25% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The Series C 10.25% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and are guaranteed by all of the Company's subsidiaries.

Proceeds from the sale of the Series C 10.25% Notes, net of offering costs, were approximately $53 million and were used to reduce the balance outstanding on the Revolving Credit Facility.

In March 1997, the Company's Revolving Credit Facility and borrowing base thereunder was increased to $165 million from $125 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 1999, with a final maturity of July 1, 2004, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries. At June 30, 1997, the Company had approximately $109 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

NOTE 4 -- UNCOMMITTED SECURED TRANSACTIONAL GUIDANCE FACILITY

Plains Marketing and Transportation Inc. ("Plains Marketing") and PMCT Inc., wholly owned subsidiaries of the Company, have a $90 million Transactional Facility with five banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. In August 1997, the sublimit for cash borrowings under the Transactional Facility was increased to $25 million from $20 million. Letters of credit under the Transactional Facility are generally issued for seventy-day periods and bear fees of 1 1/8% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate or (ii) LIBOR plus 1 1/2%. At June 30, 1997, approximately $38 million in letters of credit and $16.5 million in borrowings were outstanding under the Transactional Facility.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, although earlier application is not permitted. SFAS 128 requires restatement of all prior period EPS data presented.

The Company reported primary EPS of $.18 per share and $.37 per share for the three months ended June 30, 1997 and 1996, respectively, and $.40 per share and $.42 per share for the six months ended June 30, 1997 and 1996, respectively. Under SFAS 128, basic EPS would have been $.20 per share and $.40 per share for the three months ended June 30,1997 and 1996, respectively, and $.43 per share and $.44 per share for the six months ended June 30, 1997 and 1996, respectively. Diluted EPS would have been $.18 per share and $.37 per share for the three months ended June 30, 1997 and 1996, respectively, and $.40 per share and $.42 per share for the six months ended June 30, 1997 and 1996, respectively.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENT

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement introduces a new model for segment reporting and applies to public, for-profit entities. SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. Reportable segments are based on products and services, geography, legal structure, management structure or any manner in which management disaggregates a company. This statement replaces the notion of industry and geographic segments in current FASB standards. Management is currently evaluating the impact of this statement on the Company's disclosures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three month periods ended June 30, 1997 and 1996

For the quarter ended June 30, 1997, the Company reported net income of $3.3 million, or $.18 per share. This compares with $6.5 million, or $.37 per share, for last year's second quarter, which included a $1.9 million income tax benefit related to an extraordinary item and the effects of higher commodity prices. Cash flow from operations (net income plus noncash expenses) was $11.4 million and earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") was $16.5 million in the current quarter. Such results compare to $12.0 million and $16.4 million, respectively, for the second quarter of 1996 which reflect the impact of higher commodity prices.

Modifying last year's quarter to reflect crude oil prices in effect during the 1997 quarter and to exclude the nonrecurring tax benefits results in normalized net income of $3.0 million, or $.17 per share, for the prior year period. On this comparative basis, net income for the current year period represents a 10% improvement over the prior year normalized quarterly results. The prior year period's higher crude oil price increased such quarter's cash flow and EBITDA by approximately $1.5 million. During the 1996 second quarter, the benchmark NYMEX West Texas Intermediate crude oil price averaged $21.57 per barrel, $1.63 per barrel or 8% higher than the $19.94 per barrel average for the current year quarter.

Upstream Results

The following table sets forth certain upstream operating information of the Company for the periods presented:

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                        ----------------------------------
                                              1997              1996
                                        ----------------  ----------------
                                          (IN THOUSANDS, EXCEPT PER UNIT
                                                      DATA)
                                                   (UNAUDITED)
AVERAGE DAILY PRODUCTION VOLUMES
   BARRELS OF OIL EQUIVALENT ("BOE")
   LA Basin (89% oil).................              10.8               9.2
   S. Florida (100% oil)..............               5.6               5.2
   Illinois Basin (100% oil)..........               3.4               3.4
   Other properties...................               0.2                --
                                                  ------            ------
   Total (93% oil)....................              20.0              17.8
                                                  ======            ======

UNIT ECONOMICS
   Average sales price per BOE........            $14.44            $15.47
   Production expenses per BOE........              5.92              5.74
                                                  ------            ------
   Gross margin per BOE...............              8.52              9.73
   Upstream G&A expense per BOE.......              0.69              0.79
                                                  ------            ------
   Gross profit per BOE...............            $ 7.83            $ 8.94
                                                  ======            ======

Oil and natural gas production for the second quarter of 1997 increased approximately 12% to an average of 20,000 BOE per day as compared to the second quarter 1996 average of 17,800 BOE per day. Total production for the three month periods ended June 30, 1997 and 1996, was 1.82 million BOE and 1.62 million BOE, respectively. Upstream, the Company's unit gross margin was $8.52 per BOE, a 12% decrease compared to $9.73 per BOE recorded in last year's second quarter primarily due to the decrease in product prices. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $7.83 per BOE, also down 12% from the 1996 amount of $8.94 per BOE.

The increase in production volumes is attributable to the Company's ongoing exploitation activities on its three core properties and the acquisition of Chevron USA's ("Chevron") interest in the Montebello Field (the "Montebello Acquisition") during the first quarter of 1997. The Montebello Field contributed approximately 89,000 BOE to the Company's production during the 1997 second quarter, or an average of approximately 980 BOE per day.

Net daily production in the LA Basin increased approximately 17% to 10,800 BOE in the second quarter of 1997 compared to 9,200 BOE in the same quarter of 1996. Excluding the production from the Montebello Field, production was 9,800 BOE per day which represents a 7% increase over the comparative prior year quarter. Net daily production in the Illinois Basin averaged approximately 3,400 barrels per day during the second quarter of 1997 which is flat with the 1996 second quarter. Net daily production in the Sunniland Trend of South Florida averaged approximately 5,600 barrels per day during the second quarter of 1997, an 8% increase over the 5,200 barrels per day averaged during the second quarter of 1996. Last year's quarter benefitted from initial production rates from the Raccoon Point #34-5 well, which averaged 3,100 barrels per day gross (2,600 net) compared to approximately 2,400 barrels per day gross (2,000 net) during the second quarter of this year. Due to the high volume of production that is generated by a few wells in the Sunniland Trend, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production. During July 1997, the Company experienced an unusually high amount of production loss due to downtime in South Florida. Although substantially all of the production is back on line or anticipated to be back on line soon, the anticipated total loss of production from all South Florida fields is estimated at approximately 22,000 barrels of oil, or approximately 200 barrels of oil per day, averaged over the third quarter of 1997.

Oil and natural gas revenues increased 5% to $26.3 million for the second quarter of 1997 due to increased production volumes. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $14.44 per BOE, down 7% from the 1996 second quarter average price of $15.47 per BOE. An increase in the current quarter's average hedge price partially offset the comparative decline in commodity prices and an increase in the price differential off of NYMEX for the Company's South Florida production. The Company had hedges on approximately 14,000 barrels per day or 70% of its total production in the second quarter of 1997 at an average NYMEX benchmark price of approximately $19.25 per barrel. During last year's second quarter, approximately 10,000 barrels per day or 57% of total production was hedged at an average NYMEX benchmark price of $18.04 per barrel. Hedging transactions had the effect of decreasing the Company's average price per BOE by $.60 and $2.03 in the second quarter of 1997 and 1996, respectively.

Unit production expenses increased approximately 3% to $5.92 per BOE during the quarter from the $5.74 per BOE for the 1996 quarter primarily as a result of the current year impact of the Montebello Field production expenses which averaged $6.89 per BOE. In addition, last year's expenses included the effects of a $230,000 refund for electricity overcharges which reduced production expenses by $.14 per BOE in the 1996 second quarter. Total production expenses increased to $10.8 million from $9.3 million for the second quarter of 1996 primarily due to the Montebello Acquisition and increased production levels.

Unit general and administrative ("G&A") expense in the upstream segment declined 13% to $.69 per BOE from $.79 per BOE in the second quarter of 1996 due to increased production levels and to the Company's ongoing focus on cost control. Depreciation, depletion and amortization ("DD&A") per BOE declined to $2.85 for the second quarter of 1997 from $3.00 per BOE in the 1996 comparative quarter. Such reduction is attributable to the increase in proved reserves from the Company's acquisition and exploitation activities.

Downstream Results

The following table sets forth certain downstream operating information of the Company for the periods presented:


                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                            ------------------
                                              1997      1996
                                            --------  --------
                                              (IN THOUSANDS)
OPERATING RESULTS
   Gross margin...........................    $3,064    $2,502
   G&A expense............................       869       707
                                              ------    ------
   Gross profit...........................    $2,195    $1,795
                                              ======    ======

AVERAGE DAILY VOLUMES
   Crude oil barrels marketed.............        71        59
   Crude oil terminal throughput barrels..        80        51


Despite significant downward pressure on marketing margins throughout the industry generally, strength in the Company's storage and terminalling activities enabled this segment to generate its strongest quarterly results to date. The Company's downstream segment reported gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $3.1 million for the second quarter of 1997, reflecting a 22% increase over the $2.5 million reported for the 1996 quarter. Gross revenues were $162.2 million and $130.8 million for the respective periods. Gross profit (gross margin less downstream G&A expenses) increased 22% to $2.2 million versus $1.8 million in the second quarter of 1996. Downstream G&A expenses increased from $707,000 to $869,000 in the current year quarter primarily as a result of additional personnel added to further expand marketing activities. Average crude oil volumes marketed increased approximately 20% to 71,000 barrels per day from the 59,000 barrels per day averaged during the 1996 quarter. Throughput activity at the Company's Cushing, Oklahoma, storage and terminal facility (the "Cushing Terminal") increased 57% to an average of 80,000 barrels per day. The 1996 second quarter throughput averaged approximately 51,000 barrels per day.

A strong backward market for crude oil existed during 1996 and the first quarter of 1997. However, during the second quarter of 1997, such market was a flat to slightly contango market. Typically, margins for crude oil marketing are strongest in a backward market. During a contango market, when marketing margins are generally smaller, the Company's terminalling and storage operations at the Cushing Terminal typically become more profitable due to (i) the Company's ability to take delivery on crude oil which is simultaneously purchased and resold at a profit for delivery in a subsequent month and (ii) the increased demand by third parties for storage capacity.

General

Total G&A expenses increased slightly to $2.1 million for the second quarter of 1997, as a result of increased G&A expenses in the downstream segment. Interest expense for the quarter ended June 30, 1997, increased to $5.2 million from $4.3 million for the comparative prior year quarter primarily due to higher outstanding debt levels as a result of capital expenditures related to Company's acquisition and exploitation activities. In addition, capitalized interest decreased to $.8 million for the three months ended June 30, 1997, from $.9 million for the 1996 quarter.

During the second quarter of 1997, the Company recognized a deferred tax provision of $2.1 million and a current tax provision of $.1 million. During the second quarter of 1996, the Company recognized a deferred tax provision of $1.9 million and an offsetting $1.9 million deferred tax benefit reported as an extraordinary item. Such deferred tax benefit is attributable to the first quarter 1996 extraordinary loss from the early redemption of the Company's $100 million of 12% Senior Subordinated Notes (the "12% Notes").

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

The Company reported primary EPS of $.18 per share and $.37 per share for the three months ended June 30, 1997 and 1996, respectively. Under SFAS 128, basic EPS would have been $.20 per share and $.40 per share for the three months ended June 30,1997 and 1996, respectively, and diluted EPS would have been $.18 per share and $.37 per share for the same respective periods.

Six month periods ended June 30, 1997 and 1996

For the six months ended June 30, 1997, the Company reported net income of $7.1 million, or $.40 per share, compared to net income for the same period of 1996 of $7.2 million, or $.42 per share, which includes the extraordinary item and nonrecurring tax benefits. Pretax income for the first half of 1997 was $11.9 million as compared to $4.7 million for the first six months of 1996. For the first half of 1997, cash flow from operations increased 21% to $23.1 million and EBITDA increased 19% to $33.0 million. The 1997 amounts reflect increases of $4.0 million in cash flow and $5.3 million in EBITDA over 1996's respective amounts of $19.1 million and $27.7 million. The improvement in operating results is primarily attributable to increased production volumes in the upstream segment and continued expansion of marketing and terminalling activities in the downstream segment. Net cash provided by operating activities, as reported in the consolidated statements of cash flows, decreased to $3.4 million for the six months ended June 30, 1997, as compared to $18.3 million for the 1996 comparative period due to crude oil inventory purchases at the Cushing Terminal. Excluding such crude oil inventory purchases, net cash provided by operating activities would have been $36.2 million for the 1997 period. Such inventory has been hedged against price risk.

Upstream Results

The following table sets forth certain operating information of the Company for the periods presented:


                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                    ----------------------------------
                                          1997              1996
                                    ----------------  ----------------
                                      (IN THOUSANDS, EXCEPT PER UNIT
                                                  DATA)
                                               (UNAUDITED)
AVERAGE DAILY PRODUCTION VOLUMES
   BARRELS OF OIL EQUIVALENT
   LA Basin (89% oil).............              10.5               9.0
   S. Florida (100% oil)..........               5.4               4.2
   Illinois Basin (100% oil)......               3.4               3.4
   Sold properties................               0.1               0.1
                                              ------            ------
   Total (94% oil)................              19.4              16.7
                                              ======            ======

UNIT ECONOMICS
   Average sales price per BOE....            $14.96            $15.04
   Production expenses per BOE....              5.97              6.12
                                              ------            ------
   Gross margin per BOE...........              8.99              8.92
   Upstream G&A expenses per BOE..              0.71              0.85
                                              ------            ------
   Gross profit per BOE...........            $ 8.28            $ 8.07
                                              ======            ======

Production for the first six months of 1997 averaged approximately 19,400 BOE per day, a 16% increase over the 16,700 BOE per day averaged during the first half of 1996. Total production for the first six months of 1997 increased to
3.5 million BOE versus the 3.0 million BOE produced in the 1996 comparative period. The Company's unit gross margin increased to $8.99 per BOE, a 1% improvement over the $8.92 per BOE recorded in last year's first half. Unit gross profit, which deducts all pre-interest cash costs attributable to the upstream segment, was $8.28 per BOE, up 3% over 1996's first half average of $8.07 per BOE.

The significant increase in production volumes is attributable to the Company's acquisition and exploitation activities. Net daily production from the Company's LA Basin properties for the first half of 1997 increased to approximately 10,500 BOE per day, up 1,500 BOE per day, or 17% over last year's comparative period. Excluding the production from the Montebello Field, production was 9,700 BOE per day which represents an 8% increase over the comparative prior year period. Net daily production in the Illinois Basin averaged approximately 3,400 barrels per day during the first half of 1997 which is flat with the 1996 period. Net production from the Company's South Florida Sunniland Trend properties increased approximately 29% to average 5,400 barrels of oil per day in the first half of 1997 as compared to 4,200 barrels per day in last year's comparative period.

Oil and natural gas revenues increased 15% to $52.6 million for the first six months of 1997 due to increased production volumes. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX prices, decreased 1% to $14.96 per BOE primarily due to an increase in the price differential off of NYMEX for the Company's South Florida production which offset higher commodity prices. During the current year, the NYMEX benchmark price averaged $21.38 per barrel, up 4% as compared to an average of $20.56 in the correlative period of 1996. Approximately 82% of the

Company's oil production was hedged during the first half of 1997 at an average NYMEX price of $19.41 per barrel. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the foregoing product prices. Such transactions (which do not include fixed price, physical delivery arrangements) had the effect of decreasing the average price per BOE by $2.03 and $1.54 in the first half of 1997 and 1996, respectively.

Unit production expenses declined approximately 2% to $5.97 per BOE for the six months ended June 30, 1997, from the $6.12 per BOE for the 1996 period primarily due to increased production levels in South Florida. Unit production expenses declined slightly in each of the Company's three core areas from the 1996 six month levels, with the LA Basin averaging $6.21 per BOE, the Sunniland Trend $3.92 per BOE, and the Illinois Basin $8.47 per BOE. Total production expenses increased to $21.0 million from $18.6 million for the first half of 1996 primarily due to the Montebello Acquisition and increased production levels.

Downstream Results

The following table sets forth certain downstream operating information of the Company for the periods presented:

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                            ----------------
                                             1997     1996
                                            -------  -------
                                             (IN THOUSANDS)
OPERATING RESULTS
   Gross margin...........................   $5,530   $4,451
   G&A expense............................    1,706    1,470
                                             ------   ------
   Gross profit...........................   $3,824   $2,981
                                             ======   ======

AVERAGE DAILY VOLUMES
   Crude oil barrels marketed.............       67       56
   Crude oil terminal throughput barrels..       75       55

Despite significant downward pressure on marketing margins throughout the industry generally, strength in the Company's storage and terminalling activities enabled this segment to report a gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $5.5 million for the first half of 1997, reflecting an approximate 24% increase over the $4.5 million reported for the 1996 period. Gross revenues were $343.0 million and $233.6 million for the respective periods. Downstream G&A expenses increased from $1.5 million to $1.7 million in the current year period primarily as a result of additional personnel added to further expand
marketing activities.    Total average daily crude oil volumes marketed and
terminalled during the 1997 first half were 67,000 barrels and 75,000 barrels, respectively. Such amounts represent respective increases of 20% and 36% as compared with average daily volumes of 56,000 barrels and 55,000 barrels in last year's first half. Gross profit (gross margin less downstream G&A expenses) increased 28%, totaling $3.8 million versus $3.0 million in first six months of last year.

A strong backward market for crude oil existed during 1996 and the first quarter of 1997. However, during the second quarter of 1997, such market was a flat to slightly contango market. Typically, margins for crude oil marketing are strongest in a backward market. During a contango market, when marketing margins are generally smaller, the Company's terminalling and storage operations at the Cushing Terminal typically become more profitable due to (i) the Company's ability to take delivery on crude oil which is simultaneously purchased and resold at a profit for delivery in a subsequent month and (ii) the increased demand by third parties for storage capacity.

General

For the first half of 1997, upstream unit G&A expenses decreased 16% to $.71 per BOE as compared to $.85 per BOE in last year's first half. Total G&A expenses, including downstream activities, were $4.2 million for the six months ended June 30, 1997, compared to $4.0 million for the 1996 period. The increase is primarily attributable to increased expenses associated with the Company's downstream activities.

DD&A expense increased to $11.3 million from $10.4 million reported in the first half of 1996 due primarily to higher production volumes. The Company's DD&A rate was $2.80 and $3.00 per BOE for the six months ended June 30, 1997 and 1996, respectively. Interest expense for the six months ended June 30, 1997, increased to $9.9 million from $8.5 million reported for the comparative prior year period primarily due to higher outstanding debt levels as a result of capital expenditures related to the Company's acquisition and exploitation activities. The effect of higher debt levels was partially offset by a slightly lower overall average interest rate. Capitalized interest was $1.5 million and $1.8 million for the six months ended June 30, 1997 and 1996, respectively.

For the six months ended June 30, 1997, the Company recognized a deferred tax provision of $4.6 million and a current tax provision of $.2 million. For the 1996 period, the Company recognized a net deferred tax benefit before extraordinary item of $9.1 million. Such amount consists of a $1.9 million deferred tax provision on the Company's income before extraordinary item and an $11 million benefit related to the reversal of a portion of the valuation reserve against the Company's deferred tax asset. In addition, the Company reported a $1.9 million deferred tax benefit as an extraordinary item related to the first quarter 1996 extraordinary loss from the early redemption of the 12% Notes.

The Company reported primary EPS of $.40 per share and $.42 per share for the six months ended June 30, 1997 and 1996, respectively. Under SFAS 128, basic EPS would have been $.43 per share and $.44 per share for the six months ended June 30, 1997 and 1996, respectively, and diluted EPS would have been $.40 per share and $.42 per share for the same respective periods.

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement introduces a new model for segment reporting and applies to public, for-profit entities. SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. Reportable segments are based on products and services, geography, legal structure, management structure or any manner in which management disaggregates a company. This statement replaces the notion of industry and geographic segments in current FASB standards. Management is currently evaluating the impact of this statement on the Company's disclosures.

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

In March 1997, the Company's Revolving Credit Facility and borrowing base thereunder was increased to $165 million from $125 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 1999, with a final maturity of July 1, 2004, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries. At June 30, 1997, the Company had approximately $109 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

On July 23, 1997, the Company sold $50 million of Senior Subordinated Notes due 2006, Series C, bearing a coupon rate of 10.25% (the "Series C 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 107.21% of par to yield a minimum yield to worst of 8.79%, or 9.03% yield to maturity. The stated coupon rate of interest and maturity date are the same as those of the Company's existing $150 million principal amount of senior subordinated notes currently outstanding (the "Series A/B 10.25% Notes"). The Series C 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $15 million in principal amount of the Series C 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds (as defined in the Indenture) of any Public Equity Offering (as defined in the Indenture).

Proceeds from the sale of the Series C 10.25% Notes, net of offering costs, were approximately $53 million and were used to reduce the balance outstanding on the Revolving Credit Facility.

Plains Marketing and Transportation Inc. ("Plains Marketing ") and PMCT Inc., wholly owned subsidiaries of the Company, have a $90 million Transactional Facility with five banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. In August 1997, the sublimit for cash borrowings under the Transactional Facility was increased to $25 million from $20 million. Letters of credit under the Transactional Facility are generally issued for seventy-day periods and bear fees of 1 1/8% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate or (ii) LIBOR plus 1 1/2%. At June 30, 1997, approximately $38 million in letters of credit and $16.5 million in borrowings were outstanding under the Transactional Facility.

At June 30, 1997, the Company had a working capital deficit of approximately $10.4 million compared to a deficit of $4.8 million at December 31, 1996. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.


INVESTING AND FINANCING ACTIVITIES

Net cash flows used in investing activities were $54.4 million and $20.4 million for the six months ended June 30, 1997 and 1996, respectively. Investing activities include payments for acquisition, exploration and development costs of $50.8 million and $22.3 million for these same periods, respectively. Included in the 1997 amount is approximately $25 million related to the Montebello Acquisition. Also included in investing activities are proceeds from the sale of certain nonstrategic properties of $.2 million and $3.1 million for the six months ended June 30, 1997 and 1996, respectively.

Net cash provided by financing activities amounted to $53.0 million and $1.6 million for the six months ended June 30, 1997 and 1996, respectively. Approximately $25 million borrowed under the Revolving Credit Facility to fund the Montebello Acquisition is included in proceeds from long-term debt in 1997. Financing activities during 1996 include net proceeds of approximately $144.9 million from the sale of the Series A/B 10.25% Notes, approximately $107 million for the repayment of the 12% Notes, including the 6% call premium and the net defeasance costs, and approximately $42 million for the repayment of the acquisition bridge indebtedness incurred to fund the acquisition of the Illinois Basin properties. Included in both years are net proceeds from borrowings under the Revolving Credit Facility as a result of acquisition, exploration and development activities. Financing activities during 1997 include proceeds of $16.5 million from short-term borrowings to finance crude oil inventory transactions at the Cushing Terminal. Such borrowings were made under the Plains Marketing Transactional Facility and all inventory acquired has been hedged against price risk.

CHANGING OIL AND NATURAL GAS PRICES

The Company is heavily dependent on crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. For the second half of 1997, the Company has entered into various fixed price and floating price collar arrangements. Such arrangements generally provide the Company with downside price protection on approximately 14,000 barrels of oil per day at a NYMEX benchmark price of approximately $19.25 per barrel, but permit the Company to receive the benefit of increases in the NYMEX benchmark price up to $24.00 per barrel on 4,000 of such barrels. Thus based on the Company's average second quarter 1997 oil production rate, these arrangements generally provide the Company with downside price protection for 75% of its production and upside price participation for 46% of its production up to $24.00 per barrel, while 25% of such production and excess volumes, if any, remain unhedged. In addition, the Company also has fixed price arrangements on approximately 12,000 barrels per day for 1998 at a NYMEX benchmark price of $19.80 per barrel. The hedge prices are before deductions for quality and area differentials.

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

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

As discussed in prior reports, since the Company acquired its South Florida Sunniland Trend properties in 1993, substantially all crude oil production therefrom had been transported by a third party pipeline company. Despite lengthy negotiations with the pipeline company to extend or modify the transportation agreement, such agreement expired on June 30, 1997. As a safeguard against the failure to reach an agreement with the pipeline company for the extension or modification of the transportation agreement, the Company reached an agreement with the Miccosukee Tribe of Indians of Florida for an amended lease (which has been approved by the Bureau of Indian Affairs) on which the Company constructed facilities to transport its crude oil production by trucks. Upon termination of the pipeline transportation agreement on June 30,1997, the Company commenced transporting its Sunniland Trend crude oil production by trucks at an average rate which is approximately $0.25 per barrel lower than the rate at which it was previously paying to transport such production by pipeline.


Item 2 - Material Modification of Rights of Registrant's Securities

None


Item 3 - Defaults on Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Stockholders (the "Meeting") of the Company was held on May 22, 1997. At the Meeting, holders of common stock, $.10 par value, of the Company ("Common Stock"), elected eight members of the Company's Board of Directors. No other matters were voted on at the Meeting.

Out of the 16,538,649 shares of Common Stock entitled to vote at the Meeting, there were 13,848,742 shares of Common Stock represented at the Meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person.

The tabulation of votes for each director nominee is as follows:



 NOMINEES FOR ELECTION TO THE
 COMPANY'S BOARD OF DIRECTORS   Votes "For"  Withheld
                                -----------  --------
Greg L. Armstrong                13,821,063    27,679
Jerry L. Dees                    13,823,441    25,301
Tom H. Delimitros                13,823,474    25,268
William H. Hitchcock             13,822,474    26,268
Dan M. Krausse                   13,823,474    25,268
John H. Lollar                   13,823,474    25,268
Robert V. Sinnott                13,823,474    25,268
J. Taft Symonds                  13,823,474    25,268

Item 5 - Other Information

None


Item 6 -

 A. Exhibits

     4 Indenture dated as of July 21, 1997, among the Company, the Subsidiary Guarantors named therein and Texas Commerce Bank National Association, as Trustee.

    10(a) Third Amendment to the Third Amended and Restated Credit Agreement dated as of July 18, 1997, among the Company and ING (U.S.) Capital Corporation, et. al.

    10(b)  Second Amendment to the Company's 1992 Stock Incentive Plan.

    11(a) Computation of per share earnings for the three months ended June 30, 1997 and 1996

    11(b) Computation of per share earnings for the six months ended June 30, 1997 and 1996

    27.    Financial Data Schedule

 B. Report on Form 8-K

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               PLAINS RESOURCES INC.



Date: August 12, 1997            By: /s/  Cynthia A. Feeback
                                    --------------------------------------
                                    Cynthia A. Feeback, Controller and
                                    Principal Accounting Officer
                                    (Principal Accounting Officer)