Form 10-Q
period 1997-09-30
PLAINS RESOURCES INC
filed 1997-11-13
CIK 350426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from        to

                        Commission file number: 0-9808


                             PLAINS RESOURCES INC.
            (Exact name of registrant as specified in its charter) and each of the Subsidiary Guarantors of $50 Million 10.25% Senior Subordinated
        Notes due 2006 listed under "General" on Page 2 of this report

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

16,694,548 shares of common stock $.10 par value, issued and outstanding at October 31, 1997.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

GENERAL

        This Quarterly Report on Form 10-Q is filed on behalf of Plains Resources Inc. (the "Company") and the following wholly-owned subsidiaries, which are guarantors ("Subsidiary Guarantors") of $50 million principal amount of 10.25% Senior Subordinated Notes due 2006 (the "Series C & D 10.25% Notes").

                                           State or other jurisdictions of       I.R.S. Employer
    Subsidiary Guarantors                  incorporation or organization       Identification No.
    ---------------------                  -------------------------------     ------------------
Calumet Florida, Inc.                              Delaware                         35-1880416
Plains Illinois Inc.                               Delaware                         76-0487569
Plains Marketing & Transportation Inc.             Delaware                         76-0339476
Plains Resources International Inc.                Delaware                         76-0040974
PMCT Inc.                                          Delaware                         76-0410281
PLX Crude Lines Inc.                               Delaware                         76-0387477
PLX Ingleside Inc.                                 Delaware                         76-0493777
Plains Terminal & Transfer Corporation             Delaware                         76-0376679
Stocker Resources, Inc.                            California                       33-0421175
Stocker Resources, L.P.                            California                       33-0430755


PART I.  FINANCIAL INFORMATION                                                             PAGE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets:
          September 30, 1997 and December 31, 1996 ...................................       3
        Condensed Consolidated Statements of Income:
          For the three and nine months ended September 30, 1997 and 1996.............       4
        Condensed Consolidated Statements of Cash Flows:
          For the nine months ended September 30, 1997 and 1996.......................       5
        Notes to Condensed Consolidated Financial Statements..........................       6

        Separate financial statements of Calumet Florida, Inc., Plains Illinois Inc.,
        Plains Marketing & Transportation Inc., Plains Resources International Inc.,
        PMCT Inc., PLX Crude Lines Inc., PLX Ingleside Inc., Plains Terminal & Transfer
        Corporation, Stocker Resources, Inc., and Stocker Resources, L.P., as Subsidiary
        Guarantors of the Series C & D 10.25% Notes, have not been included herein because (a) such guarantors are jointly and severally liable for full and unconditional guarantees of the Series C & D 10.25% Notes and (b) the aggregate earnings of such guarantors and the Company are equivalent, and the aggregate net assets and equity of such guarantors and the Company are equivalent, to the net assets, earnings and equity of the Company on a consolidated basis.


MANAGEMENT'S DISCUSSION AND ANALYSIS..................................................      10

PART II.  OTHER INFORMATION...........................................................      20


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)


                                                September 30,     December 31,
                                                    1997             1996
                                                -------------     ------------
                                                 (unaudited)

                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                          $   3,085        $   2,517
Accounts receivable and other                         92,627           94,778
Inventory                                             33,245            4,563
                                                   ---------        ---------
Total current assets                                 128,957          101,858
                                                   ---------        ---------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost
method:
        Subject to amortization                      460,862          384,019
        Not subject to amortization                   49,704           41,698
Midstream assets, primarily crude oil terminal
and storage facility                                  35,419           35,122
Other property and equipment                           7,885            8,275
                                                   ---------        ---------
                                                     553,870          469,114
Less allowance for depreciation, depletion and
amortization                                        (174,125)        (158,074)
                                                   ---------        ---------
                                                     379,745          311,040
                                                   ---------        ---------
OTHER ASSETS                                          16,361           17,351
                                                   ---------        ---------
                                                   $ 525,063        $ 430,249
                                                   =========        =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities     $  97,934        $  93,242
Interest payable                                       1,368            5,089
Royalties payable and drilling advances                5,436            7,859
Notes payable and other current obligations           25,511              511
                                                   ---------        ---------
Total current liabilities                            130,249          106,701

BANK DEBT                                             76,700           72,700
SUBORDINATED DEBT                                    202,717          149,121
OTHER LONG-TERM DEBT                                   3,067            3,578
OTHER LONG-TERM LIABILITIES                            5,119            2,577
                                                   ---------        ---------
                                                     417,852          334,677
                                                   ---------        ---------
STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 50,000,000 shares
authorized; issued and outstanding 16,665,849 at
September 30, 1997 and 16,518,645 shares at
December 31, 1996                                      1,667            1,652
Additional paid-in capital                           121,773          120,051
Accumulated deficit                                  (16,229)         (26,131)
                                                   ---------        ---------
                                                     107,211           95,572
                                                   ---------        ---------
                                                   $ 525,063        $ 430,249
                                                   =========        =========


           See notes to condensed consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except per share data)



                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                            ---------------------      -------------------
                                              1997        1996            1997       1996
                                            ---------   ---------      --------   ---------
REVENUE
Oil and natural gas sales                   $ 27,265    $ 24,825       $ 79,829   $ 70,597
Marketing, transportation and storage        193,318     144,321        536,332    377,871
Interest and other income                         77          99            223        220
                                            --------    --------       --------   --------
                                             220,660     169,245        616,384    448,688
                                            --------    --------       --------   --------
EXPENSES
Production expenses                           12,099       9,902        33,064      28,533
Purchases, transportation and storage        189,994     141,727       527,478     370,826
General and administrative                     1,990       1,899         6,205       5,941
Depreciation, depletion and amortization       5,993       5,632        17,257      16,053
Interest expense                               5,986       4,274        15,877      12,806
Litigation settlement                              -           -             -       4,000
                                            --------    --------       --------   --------
                                             216,062     163,434        599,881    438,159
                                            --------    --------       --------   --------
Income before income taxes and
 extraordinary item                            4,598       5,811         16,503     10,529
Income tax expense (benefit):
        Current                                   80           -            290          -
        Deferred                               1,759       2,325          6,311     (6,787)
                                            --------    --------       --------   --------
INCOME BEFORE EXTRAORDINARY ITEM               2,759       3,486          9,902     17,316

EXTRAORDINARY ITEM:
        Gain(Loss) on early extinguishment
          of debt, net of tax benefit              -       1,515              -     (5,104)
                                            --------    --------       --------   --------
NET INCOME                                  $  2,759    $  5,001       $  9,902   $ 12,212
                                            ========    ========       ========   ========
Net income per common and
common equivalent share:
        Before extraordinary item           $   0.15    $   0.20       $    .55   $   0.98
        Extraordinary item                         -        0.08              -      (0.29)
                                            --------    --------       --------   --------
                                            $   0.15    $   0.28       $   0.55   $   0.69
                                            ========    ========       ========   ========
Weighted average number of common and
common equivalent shares                      18,372      17,821         18,158     17,578
                                            ========    ========       ========   ========

                 See notes to condensed financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)



                                                          Nine Months Ended
                                                            September 30,
                                                     ------------------------
                                                        1997          1996
                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $   9,902     $  12,212
Items not affecting cash flows from operating
activities:
        Depreciation, depletion and amortization         17,257        16,053
        Loss on early extinguishment of debt,
          net of tax                                          -         5,104
        Deferred income taxes                             6,311        (6,787)
        Amortization of debt discount and other             202            79
Change in assets and liabilities resulting from
operating activities:
        Accounts receivable and other                    (1,253)      (28,167)
        Inventory                                       (28,682)       (1,857)
        Accounts payable and other current
          liabilities                                    (4,042)       31,567
        Interest payable                                 (3,022)       (2,323)
        Royalties payable                                   469           788
                                                       --------      --------
Net cash (used in) provided by operating
activities                                               (2,858)       26,669
                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and natural gas
properties                                                  185         3,066
Payment for acquisition, exploration and
development costs                                       (75,003)      (36,506)
Payment for additions to other property and
assets                                                   (3,840)       (1,876)
                                                       --------      --------

Net cash used in investing activities                   (78,658)      (35,316)
                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                            221,604       217,323
Proceeds from short-term debt                            25,000             -
Principal payments of long-term debt                   (164,500)     (208,357)
Costs incurred to redeem long-term debt                       -        (6,468)
Proceeds from exercise of stock options                     888         1,619
Other                                                      (908)         (974)
                                                       --------      --------
Net cash provided by financing activities                82,084         3,143
                                                       --------      --------
Net increase (decrease) in cash and cash
equivalents                                                 568        (5,504)
Cash and cash equivalents, beginning of period            2,517         6,129
                                                       --------      --------
Cash and cash equivalents, end of period               $  3,085      $    625
                                                       ========      ========

           See notes to condensed consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997
                                  (unaudited)

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

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at September 30, 1997, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2 -- PROPERTY ACQUISITIONS

In March 1997, the Company completed the acquisition of Chevron USA's ("Chevron") interest in the Montebello Field for $25 million, effective February 1, 1997. The assets acquired consist of a 100% working interest and a 99.2% net revenue interest in 55 producing oil wells and related facilities and also include approximately 450 acres of surface fee lands. At the acquisition date, the Montebello Field, which is located approximately 15 miles from the Company's existing California operations, was producing approximately 800 barrels of oil and 800 Mcf of gas per day and added approximately 23 million barrels of oil equivalent to the Company's proved reserves. The acquisition was funded with proceeds from the Company's revolving credit facility ("Revolving Credit Facility").

On November 12, 1997, the Company acquired a 100% working interest and a 94% revenue interest in the Arroyo Grande Field in San Luis Obispo County, California, from subsidiaries of Shell Oil Company ("Shell"). The assets acquired include surface and development rights to approximately 1,000 acres included in the 1,500 acre unit. The field is currently producing approximately 1,600 barrels of 14 degree API gravity oil per day from 70 wells.

The aggregate purchase price of $23.0 million consisted of rights to a non-producing property interest conveyed to Shell, the issuance of 46,600 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") with an aggregate stated value of $23.3 million, recorded at $20.5 million, net of discount, and a 5 year warrant to purchase 150,000 shares of the Company's Common Stock (the "Common Stock") at $25 per share. No proved reserves had been assigned to the rights to the property interest conveyed.
Each share of the Series D Preferred Stock has a stated value of $500 and is convertible into Common Stock at a ratio of $25.00 of stated value for each share of Common Stock to be issued. Commencing January 1, 2000, the preferred stock will bear an annual dividend of $30.00 per share. Prior to such date no dividends will accrue. The preferred stock is redeemable at the Company's option at 140% of stated value. If not previously redeemed or converted, the preferred stock will automatically convert into 932,000 shares of Common Stock in 2012.

The difference between the stated value of $23.3 million and the recorded amount of $20.5 million for the Series D Preferred Stock will be amortized to retained earnings over the period during which no dividends will accrue on the Series D Preferred Stock, resulting in an annual dividend cost of approximately 6%.

NOTE 3 -- LONG-TERM DEBT

On July 23, 1997, the Company sold $50 million of Senior Subordinated Notes due 2006, Series C, bearing a stated coupon rate of 10.25% (the "Series C 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 107.21% of par to yield a minimum yield to worst of 8.79%, or 9.03% yield to maturity. On October 30, 1997, the Company exchanged a total of $49.95 million of the Series C 10.25% Notes for 10.25% Senior Subordinated Notes due 2006, Series D, (the "Series D 10.25% Notes"). The Series D 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series C 10.25% Notes for which they were exchanged, except for certain transfer restrictions relating to the Series C 10.25% notes.

The stated coupon rate of interest and maturity date of the Series C 10.25% Notes and the Series D 10.25% Notes (collectively, the "Series C & D 10.25% Notes") are the same as those of the Company's existing $150 million principal amount of senior subordinated notes currently outstanding. The Series C & D 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $15 million in principal amount of the Series C & D 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds (as defined in the Indenture) of any Public Equity Offering (as defined in the Indenture).

The indenture under which the Series C & D 10.25% Notes were issued (the "Indenture") contains covenants including, but not limited to, covenants with respect to the following: (i) limitations on incurrence of additional indebtedness; (ii) limitations on certain investments; (iii) limitations on restricted payments; (iv) limitations on disposition of assets; (v) limitations on dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on liens; and (viii) restrictions on mergers, consolidations and transfers of assets. In the event of a Change of Control and a corresponding Rating Decline, as both are defined in the Indenture, the Company will be required to make an offer to repurchase the Series C & D 10.25% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The Series C & D 10.25% Notes are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and are guaranteed by all of the Company's subsidiaries.

Proceeds from the sale of the Series C & D 10.25% Notes, net of offering costs, were approximately $53 million and were used to reduce the balance outstanding on the Revolving Credit Facility.

In March 1997, the Company's Revolving Credit Facility and borrowing base thereunder was increased to $165 million from $125 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 1999, with a final maturity of July 1, 2004, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries. At September 30, 1997, the Company had approximately $76.7 million in borrowings and a $1.0 million standby letter of credit outstanding under the Revolving Credit Facility.

NOTE 4 -- UNCOMMITTED SECURED TRANSACTIONAL GUIDANCE FACILITY

Plains Marketing and Transportation Inc. ("Plains Marketing ") and PMCT Inc., wholly owned subsidiaries of the Company, have a $90 million Transactional Facility with five banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. In August 1997, the sublimit for cash borrowings under the Transactional Facility was increased to $25 million from $20 million. Letters of credit under the Transactional Facility are generally issued for seventy-day periods and bear fees of 1 1/8% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate or (ii) LIBOR plus 1 1/2%. At September 30, 1997, approximately $33.7 million in letters of credit and $25 million in borrowings were outstanding under the Transactional Facility.

The Transactional Facility is secured by all of the assets of Plains Marketing and is guaranteed by the Company. The Company's guarantee is secured by a $1.0 million standby letter of credit issued on behalf of the Company. All financings under the Transactional Facility, which expires on November 21, 1997, are at the discretion of the lenders. The Company is currently in the process of renewing the Transactional Facility and believes that such facility will be renewed for a one year period.

NOTE 5 -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include employee stock options and warrants.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented.

The Company reported primary EPS of $.15 per share and $.28 per share for the three months ended September 30, 1997 and 1996, respectively, and $.55 per share and $.69 per share for the nine months ended September 30, 1997 and 1996, respectively. Under SFAS 128, basic EPS would have been $.17 per share and $.31 per share for the three months ended September 30,1997 and 1996, respectively, and $.60 per share and $.75 per share for the nine months ended September 30, 1997 and 1996, respectively. Diluted EPS would have been $.15 per share and $.28 per share for the three months ended September 30, 1997 and 1996, respectively, and $.54 per share and $.68 per share for the nine months ended September 30, 1997 and 1996, respectively.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENT

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. SFAS 131 introduces a new model for segment reporting and requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. Reportable segments are based on products and services, geography, legal structure, management structure or any manner in which management disaggregates a company. This statement replaces the notion of industry and geographic segments in current FASB standards. Management is currently evaluating the impact of this statement on the Company's disclosures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three month periods ended September 30, 1997 and 1996

For the quarter ended September 30, 1997, the Company reported net income of $2.8 million, or $.15 per share compared to net income for the third quarter of 1996 of $3.5 million, or $.20 per share before extraordinary items. Including a $1.5 million extraordinary tax benefit in the third quarter of 1996, net income for the prior year period totaled $5.0 million, or $.28 per share. Cash flow from operations (net income plus noncash expenses) was $10.5 million and earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") was $16.6 million in the current quarter. Such results compare to $11.4 million and $15.7 million, respectively, for the third quarter of 1996.

Upstream Results

The following table sets forth certain upstream operating information of the Company for the periods presented:



                                                 Three Months Ended
                                                   September  30,
                                                --------------------
                                                   1997      1996
                                                ---------  ---------
                                              (in thousands, except per
                                                      unit data)
                                                     (unaudited)

Average Daily Production Volumes
   Barrels of Oil Equivalent ("BOE")
   California................................       11.2       9.4
   Gulf Coast................................        5.2       5.1
   Illinois Basin............................        3.6       3.5
                                                  ------    ------
   Total (93% oil)...........................       20.0      18.0
                                                  ======    ======

Unit Economics
   Average sales price per BOE...............     $14.81    $14.97
   Production expenses per BOE...............       6.57      5.97
                                                  ------    ------
   Gross margin per BOE......................       8.24      9.00
   Upstream G&A expenses per BOE.............       0.59      0.72
                                                  ------    ------
   Gross profit per BOE......................     $ 7.65    $ 8.28
                                                  ======    ======


Oil and natural gas production for the third quarter of 1997 increased approximately 11% to an average of 20,000 BOE per day as compared to the third quarter 1996 average of 18,000 BOE per day. Total production for the three month periods ended September 30, 1997 and 1996, was 1.8 million BOE and 1.7 million BOE, respectively. The increase in production volumes is attributable to the Company's acquisition and exploitation activities. Production in the Company's California and Illinois Basin properties increased approximately 19% and 6%, respectively, over last year's third quarter levels. Excluding the production from the Montebello Field which was acquired during the first quarter of 1997 (the "Montebello Acquisition"), California production was 10,200 BOE per day which represents a 9% increase over the comparative prior year period. Production from the Company's Gulf Coast properties, primarily South Florida, was relatively unchanged at approximately 5,200 barrels per day versus 5,100 barrels per day last year. The Company's South Florida properties experienced production downtime during the quarter totaling approximately 34,000 barrels of oil, primarily due to mechanical complications on certain key wells. Such production downtime equates to approximately 370 barrels per day or 7% of the prior year period's reported production of 5,100 barrels per day. Due to the high volume of production that is generated by a few wells in South Florida, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production.

Oil and natural gas revenues increased 10% to $27.3 million for the third quarter of 1997 due to increased production volumes. On a composite basis, approximately 93% of the current quarter's production was crude oil. During the 1996 third quarter, the benchmark NYMEX West Texas Intermediate crude oil price averaged $22.33 per barrel, $2.56 per barrel or 13% higher than the $19.77 per barrel average for the current year quarter. However, as a result of improvement in the contract prices associated with the Company's crude oil production subject to fixed price contracts or hedging arrangements, average unit prices were significantly less affected. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $14.81 per BOE, down 1% from the 1996 third quarter
average price of $14.97 per BOE.   The Company hedged approximately 15,200
barrels per day in the third quarter of 1997 at an average NYMEX benchmark price of approximately $19.19 per barrel before deductions for quality and location differentials. During last year's third quarter, approximately 12,500 barrels per day were hedged at an average NYMEX benchmark price of approximately $17.99 per barrel. Hedging transactions had the effect of decreasing the Company's average price per BOE by $.46 and $2.68 in the third quarter of 1997 and 1996, respectively. The Company's aggregate quality and location differential to the NYMEX crude oil benchmark price averaged $4.05 per barrel during the third quarter of 1997 compared to $3.77 during the third quarter of last year.

Unit production expenses increased approximately 10% to $6.57 per BOE during the 1997 third quarter primarily as a result of the current year impact of the Montebello Field, which is expected to have higher unit costs than the average of the Company's other properties through the first part of 1998, and workover expenses attributable to equipment failures in South Florida. During the quarter, the unit production expenses of the Montebello Field were $9.86 per BOE as the Company performed a substantial amount of work designed to improve long-term operations in the field. Total production expenses increased to $12.1 million from $9.9 million for the third quarter of 1996 primarily due to the Montebello Acquisition and South Florida workovers, as well as increased production levels.

Upstream, the Company's unit gross margin (well head revenue less production expenses) was $8.24 per BOE, an 8% decrease compared to $9.00 per BOE recorded in last year's third quarter. Unit gross profit, which deducts general and administrative ("G&A") expenses attributable to the upstream segment, was $7.65 per BOE, also down 8% from the 1996 amount of $8.28 per BOE. The decrease is directly related to lower unit sales prices and higher unit production expenses, partially offset by lower unit G&A costs.

Unit G&A expense in the upstream segment declined 18% to $.59 per BOE from $.72 per BOE in the third quarter of 1996 primarily due to increased production levels. Unit depreciation, depletion and amortization ("DD&A") declined to $2.85 per BOE for the third quarter of 1997 from $3.00 per BOE in the 1996 comparative quarter. Such reduction is attributable to the increase in proved reserves from the Company's acquisition and exploitation activities.

Midstream Results

The following table sets forth certain midstream operating information of the Company for the periods presented:

                                                      Three Months Ended
                                                         September 30,
                                                      -------------------
                                                         1997     1996
                                                      --------- ---------
                                                         (in thousands)
Operating Results
   Gross margin....................................     $3,324    $2,594
   G&A expense.....................................        910       710
                                                        ------    ------
   Gross profit....................................     $2,414    $1,884
                                                        ======    ======
Average Daily Volumes
   Crude oil barrels marketed......................         75        56
   Crude oil terminal throughput barrels...........         56        54
                                                        ------    ------
                                                           131       110
                                                        ======    ======

Despite significant downward pressure on marketing margins throughout the industry generally, strength in the Company's storage and terminalling activities enabled this segment to generate its strongest quarterly results to date. The Company's midstream segment reported gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $3.3 million for the third quarter of 1997, reflecting a 28% increase over the $2.6 million reported for the 1996 quarter. Net of interest expense associated with contango inventory transactions, gross margin was $2.8 million for the current year quarter, an increase of approximately 8% over the prior year amount. Gross revenues were $193.3 million and $144.3 million for the respective periods. Gross profit (gross margin less midstream G&A expenses) also increased 28% to $2.4 million versus $1.9 million in the third quarter of 1996. Midstream G&A expenses increased from $710,000 to $910,000 in the current year quarter primarily as a result of additional personnel added to further expand marketing activities. Average crude oil volumes marketed increased approximately 34% to 75,000 barrels per day from the 56,000 barrels per day averaged during the 1996 quarter. Throughput activity at the Company's Cushing, Oklahoma, storage and terminal facility (the "Cushing Terminal") increased 4% to an average of 56,000 barrels per day. The 1996 third quarter throughput averaged approximately 54,000 barrels per day.

A strong backward market for crude oil existed during 1996 and the first quarter of 1997. However, during the second and third quarters of 1997, the market transitioned to a flat to slightly contango market. Typically, margins for crude oil marketing are strongest in a backward market. During a contango market, when marketing margins are generally smaller, the Company's storage operations at the Cushing Terminal typically become more profitable due to (i) the Company's ability to take delivery of crude oil which is simultaneously purchased and resold at a profit for delivery in a subsequent month and (ii) the increased demand by customers for storage capacity.

General

Total G&A expenses increased approximately 5% to $2.0 million for the third quarter of 1997 as a result of increased G&A expenses in the midstream segment. Interest expense for the quarter ended September 30, 1997, increased by $1.7 million, or approximately 40% over the prior year quarter.
Approximately 30% of this increase is attributable to short-term borrowings for the purchase of crude oil inventory associated with contango crude oil transactions. The remainder of the increase is primarily associated with borrowings as a result of the Company's exploitation and acquisition activities, lower capitalized interest and a higher interest rate from refinancing $50 million of bank debt with senior subordinated notes maturing in March 2006. The senior subordinated notes were issued at a yield to maturity of approximately 9%.

During the third quarter of 1997, the Company recognized a deferred tax provision of $1.8 million and a current tax provision of $.1 million. During the third quarter of 1996, the Company recognized a deferred tax provision of $2.3 million and an offsetting $1.5 million deferred tax benefit reported as an extraordinary item. Such deferred tax benefit is attributable to the first quarter 1996 extraordinary loss from the early redemption of the Company's $100 million of 12% Senior Subordinated Notes (the "12% Notes").

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented.

The Company reported primary EPS of $.15 per share and $.28 per share for the three months ended September 30, 1997 and 1996, respectively. Under SFAS 128, basic EPS would have been $.17 per share and $.31 per share for the three months ended September 30,1997 and 1996, respectively, and diluted EPS would have been $.15 per share and $.28 per share for the same respective periods.

Nine month periods ended September 30, 1997 and 1996

For the nine months ended September 30, 1997, the Company reported net income of $9.9 million, or $.55 per share, compared to net income for the same period of 1996 of $12.2 million, or $.69 per share. The 1996 period includes the recognition of nonrecurring tax benefits and an extraordinary charge from the refinancing of subordinated notes. Pretax income for the first nine months of 1997 was $16.5 million as compared to $10.5 million for 1996. For the nine months ended September 30, 1997, cash flow from operations (net income plus noncash expenses) increased to $33.7 million from $26.6 million in 1996, and EBITDA increased to $49.6 million in 1997 from $39.4 million in 1996. The improvement in operating results is primarily attributable to increased production volumes in the upstream segment and continued expansion of marketing and terminalling activities in the midstream segment. Net cash used in operating activities, as reported in the consolidated statements of cash flows was $2.9 million for the nine months ended September 30, 1997, as compared to net cash provided by operating activities of $26.7 million for the 1996 comparative period primarily due to crude oil inventory purchased for resale at the Cushing Terminal. Such inventory has been hedged against price risk.

Upstream Results

The following table sets forth certain operating information of the Company for the periods presented:



                                                        Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                          1997      1996
                                                        --------  --------
                                               (in thousands, except per unit data)
                                                            (unaudited)
Average Daily Production Volumes
   Barrels of Oil Equivalent
   California                                              10.7       9.1
   Gulf Coast                                               5.4       4.6
   Illinois Basin                                           3.5       3.5
                                                         ------    ------
   Total (93% oil)                                         19.6      17.2
                                                         ======    ======
Unit Economics
   Average sales price per BOE                           $14.91    $15.02
   Production expenses per BOE                             6.17      6.07
                                                         ------    ------
   Gross margin per BOE                                    8.74      8.95
   Upstream G&A expenses per BOE                           0.67      0.80
                                                         ------    ------
   Gross profit per BOE                                  $ 8.07    $ 8.15
                                                         ======    ======

Oil and natural gas production for the first nine months of 1997 averaged approximately 19,600 BOE per day, a 14% increase over the 17,200 BOE per day averaged during the 1996 period. Total production for the first nine months of 1997 increased to 5.4 million BOE versus the 4.7 million BOE produced in the 1996 comparative period. The Company's unit gross margin was $8.74 per BOE versus $8.95 per BOE in 1996. Unit gross profit, which deducts G&A costs attributable to the upstream segment, was $8.07 per BOE for the first nine months of 1997, down slightly from $8.15 per BOE during the 1996 period.

The increase in production volumes is attributable to the Company's acquisition and exploitation activities. Net daily production from the Company's California properties for the first nine months 1997 increased to approximately 10,700 BOE per day, up 1,600 BOE per day, or 18% over last year's comparative period. Excluding the production from the Montebello Field, California production was 9,800 BOE per day which represents an 8% increase over the comparative prior year period. Net daily production in the Illinois Basin averaged approximately 3,500 barrels per day during the first nine months of 1997 which is flat with the 1996 period. Net production from the Company's Gulf Coast properties, primarily South Florida, increased approximately 17% to average 5,400 barrels of oil per day for the nine months ended September 30, 1997 as compared to 4,600 barrels per day in last year's comparative period.

Oil and natural gas revenues increased 13% to $79.8 million for the first nine months of 1997 due to increased production volumes. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX prices, decreased 1% to $14.91 per BOE primarily due to an increase in the crude oil price differential from NYMEX for the Company's production and slightly lower market commodity prices. During the current year, the NYMEX benchmark price averaged $20.85 per barrel, down 1% as compared to an average of $21.15 in the correlative period of 1996. The
Company had hedges on approximately 15,000 barrels per day for the first nine months of 1997 at an average NYMEX benchmark price of $19.34 per barrel. Hedging transactions had the effect of decreasing the Company's average price per BOE by $1.49 and $1.94 in the first nine months of 1997 and 1996, respectively.

Unit production expenses increased approximately 2% to $6.17 per BOE for the nine months ended September 30, 1997, and total production expenses increased to $33.1 million from $28.5 million for the first nine months of 1996. Such increases are primarily due to the Montebello Acquisition and increased production levels.

Midstream Results

The following table sets forth certain midstream operating information of the Company for the periods presented:



                                                        Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                          1997      1996
                                                        --------  --------
                                                          (in thousands)
Operating Results
   Gross margin.....................................     $8,854     $7,045
   Gulf Coast.......................................      2,616      2,181
                                                         ------     ------
   Gross profit.....................................     $6,238     $4,864
                                                         ======     ======
Average Daily Volumes
   Crude oil barrels marketed.......................         70         57
   Crude oil terminal throughput barrels............         69         55
                                                         ------     ------
                                                            139         55
                                                         ======     ======


Despite significant downward pressure on marketing margins throughout the industry generally, strength in the Company's storage and terminalling activities enabled this segment to report a gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $8.9 million for the first nine months of 1997, reflecting an approximate 26% increase over the $7.0 million reported for the 1996 period. Net of interest expense associated with contango inventory transactions, gross margin was $8.3 million for the current year period, an increase of 18% over the prior year amount. Gross revenues were $536.3 million and $377.9 million for the respective periods. Midstream G&A expenses increased from $2.2 million to $2.6 million in the current year period primarily as a result of additional personnel added to further expand marketing activities. Total average daily crude oil volumes marketed and terminalled during the first nine months of 1997 were 70,000 barrels and 69,000 barrels, respectively. Such amounts represent respective increases of 23% and 25% as compared with average daily volumes of 57,000 barrels and 55,000 barrels in last year's comparative period. Gross profit (gross margin less midstream G&A expenses) increased 28%, totaling $6.2 million versus $4.9 million in the first nine months of last year.

A strong backward market for crude oil existed during 1996 and the first quarter of 1997. However, during the second and third quarters of 1997, the market transitioned to a flat to slightly contango market. Typically, margins for crude oil marketing are strongest in a backward market. During a contango market, when marketing margins are generally smaller, the Company's storage operations at the Cushing Terminal typically become more profitable due to (i) the Company's ability to take delivery of crude oil which is simultaneously purchased and resold at a profit for delivery in a subsequent month and (ii) the increased demand by customers for storage capacity.

General

For the first nine months of 1997, upstream unit G&A expenses decreased 16% to $.67 per BOE as compared to $.80 per BOE in last year's period due primarily to increased production volumes. Total G&A expenses, including midstream activities, were $6.2 million for the nine months ended September 30, 1997, compared to $5.9 million for the 1996 period. The increase is primarily attributable to increased expenses associated with the Company's midstream activities.

DD&A expense increased to $17.3 million from $16.1 million reported in the first nine months of 1996 due primarily to higher production volumes. The Company's unit DD&A rate was $2.82 and $3.00 per BOE for the nine months ended September 30, 1997 and 1996, respectively. Interest expense for the nine months ended September 30, 1997, increased to $15.9 million from $12.8 million reported for the comparative prior year period primarily due to higher outstanding debt levels as a result of capital expenditures related to the Company's acquisition and exploitation activities, short term borrowings for the purchase of crude oil inventory associated with contango crude oil transactions and a decrease in capitalized interest. The effect of higher debt levels was partially offset by a slightly lower overall average interest rate. Capitalized interest was $2.3 million and $2.7 million for the nine months ended September 30, 1997 and 1996, respectively.

For the nine months ended September 30, 1997, the Company recognized a deferred tax provision of $6.3 million and a current tax provision of $.3 million. For the 1996 period, the Company recognized a net deferred tax benefit before extraordinary item of $6.8 million. Such amount consists of a $4.2 million deferred tax provision on the Company's income before extraordinary item and an $11 million benefit related to the reversal of a portion of the valuation reserve against the Company's deferred tax asset.

The Company reported primary EPS of $.55 per share and $.69 per share for the nine months ended September 30, 1997 and 1996, respectively. Under SFAS 128, basic EPS would have been $.60 per share and $.75 per share for the nine months ended September 30, 1997 and 1996, respectively, and diluted EPS would have been $.54 per share and $.68 per share for the same respective periods.

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. SFAS 131 introduces a new model for segment reporting and requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. Reportable segments are based on products and services, geography, legal structure, management structure or any manner in which management disaggregates a company. This statement replaces the notion of industry and geographic segments in current FASB standards. Management is currently evaluating the impact of this statement on the Company's disclosures.

Capital Resources, Liquidity and Financial Condition

In March 1997, the Company completed the acquisition of Chevron USA's interest in the Montebello Field for $25 million, effective February 1, 1997. The assets acquired consist of a 100% working interest and a 99.2% net revenue interest in 55 producing oil wells and related facilities and also include approximately 450 acres of surface fee lands. At the acquisition date, the Montebello Field, which is located approximately 15 miles from the Company's existing California operations, was producing approximately 800 barrels of oil and 800 Mcf of gas per day and added approximately 23 million barrels of oil equivalent to the Company's proved reserves. The Montebello Acquisition was funded with proceeds from the Company's revolving credit facility ("Revolving Credit Facility").

On November 12, 1997, the Company acquired a 100% working interest and a 94% revenue interest in the Arroyo Grande Field in San Luis Obispo County, California, from subsidiaries of Shell Oil Company ("Shell"). The assets acquired include surface and development rights to approximately 1,000 acres included in the 1,500 acre unit. The field is currently producing approximately 1,600 barrels of 14 degree API gravity oil per day from 70 wells.

The aggregate purchase price of $23.0 million consisted of rights to a non-producing property interest conveyed to Shell, the issuance of 46,600 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") with an aggregate stated value of $23.3 million, recorded at $20.5 million, net of discount, and a 5 year warrant to purchase 150,000 shares of the Company's Common Stock (the "Common Stock") at $25 per share. No proved reserves had been assigned to the rights to the property interest conveyed. Each share of the Series D Preferred Stock has a stated value of $500 and is convertible into Common Stock at a ratio of $25.00 of stated value for each share of Common Stock to be issued. Commencing January 1, 2000, the preferred stock will bear an annual dividend of $30.00 per share. Prior to such date no dividends will accrue. The preferred stock is redeemable at the Company's option at 140% of stated value. If not previously redeemed or converted, the preferred stock will automatically convert into 932,000 shares of Common Stock in 2012.

In March 1997, the Company's Revolving Credit Facility and borrowing base thereunder was increased to $165 million from $125 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 1999, with a final maturity of July 1, 2004, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries. At September 30, 1997, the Company had approximately $76.7 million in borrowings and a $1.0 million standby letter of credit outstanding under the Revolving Credit Facility.

On July 23, 1997, the Company sold $50 million of Senior Subordinated Notes due 2006, Series C, bearing a stated coupon rate of 10.25% (the "Series C 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 107.21% of par to yield a minimum yield to worst of 8.79%, or 9.03% yield to maturity. On October 30, 1997, the Company exchanged a total of $49.95 million of the Series C 10.25% Notes for 10.25% Senior Subordinated Notes due 2006, Series D, (the "Series D 10.25% Notes"). The Series D 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series C 10.25% Notes for which they were exchanged, except for certain transfer restrictions relating to the Series C 10.25% Notes.

The stated coupon rate of interest and maturity date of the Series C 10.25% Notes and the Series D 10.25% Notes (collectively, the "Series C & D 10.25% Notes") are the same as those of the Company's existing $150 million principal amount of senior subordinated notes currently outstanding (the "Series A & B 10.25% Notes"). The Series C & D 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13%, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $15 million in principal amount of the Series C & D 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds (as defined in the Indenture) of any Public Equity Offering (as defined in the Indenture).

Proceeds from the sale of the Series C & D 10.25% Notes, net of offering costs, were approximately $53 million and were used to reduce the balance outstanding on the Revolving Credit Facility.

Plains Marketing and Transportation Inc. ("Plains Marketing ") and PMCT Inc., wholly owned subsidiaries of the Company, have a $90 million Transactional Facility with five banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. In August 1997, the sublimit for cash borrowings under the Transactional Facility was increased to $25 million from $20 million. Letters of credit under the Transactional Facility are generally issued for seventy-day periods and bear fees of 1 1/8% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate or (ii) LIBOR plus 1 1/2%. At September 30, 1997, approximately $33.7 million in letters of credit and $25 million in borrowings were outstanding under the Transactional Facility.

The Transactional Facility is secured by all of the assets of Plains Marketing and is guaranteed by the Company. The Company's guarantee is secured by a $1.0 million standby letter of credit issued on behalf of the Company. All financings under the Transactional Facility, which expires on November 21, 1997, are at the discretion of the lenders. The Company is currently in the process of renewing the Transactional Facility and believes that such facility will be renewed for a one year period.

At September 30, 1997, the Company had a working capital deficit of approximately $1.3 million compared to a deficit of $4.8 million at December 31, 1996. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.

Investing and Financing Activities

Net cash flows used in investing activities were $78.7 million and $35.3 million for the nine months ended September 30, 1997 and 1996, respectively. Investing activities include payments for acquisition, exploration and development costs of $75.0 million and $36.5 million for these same periods, respectively. Included in the 1997 amount is approximately $25 million related to the Montebello Acquisition. Also included in investing activities are proceeds from the sale of certain nonstrategic properties of $.2 million and $3.1 million for the nine months ended September 30, 1997 and 1996, respectively.

Net cash provided by financing activities amounted to $82.1 million and $3.1 million for the nine months ended September 30, 1997 and 1996, respectively. Approximately $25 million borrowed under the Revolving Credit Facility to fund the Montebello Acquisition is included in proceeds from long-term debt in 1997. Also included in financing activities during 1997 are net proceeds of approximately $53 million from the sale of the Series C & D 10.25% Notes and a corresponding payment on the Revolving Credit Facility. Financing activities during 1996 include net proceeds of approximately $144.6 million from the sale of the Series A & B 10.25% Notes, approximately $107 million for the repayment of the 12% Notes, including the 6% call premium and the net defeasance costs, and approximately $42 million for the repayment of the acquisition bridge indebtedness incurred to fund the acquisition of the Illinois Basin properties. Included in both years are net proceeds from borrowings under the Revolving Credit Facility as a result of acquisition, exploration and development activities. Financing activities during 1997 include proceeds of $25 million from short-term borrowings and $6 million from long-term borrowings to finance crude oil inventory transactions at the Cushing Terminal. The short-term borrowings were made under the Plains Marketing Transactional Facility and all inventory acquired has been hedged against price risk.

Changing Oil and Natural Gas Prices

The Company is heavily dependent on crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. For the fourth quarter of 1997, the Company has entered into various fixed price and floating price collar arrangements. Such arrangements generally provide the Company with downside price protection on approximately 14,000 barrels of oil per day at a NYMEX benchmark price of approximately $19.00 per barrel, but permit the Company to receive the benefit of increases in the NYMEX benchmark price up to $24.00 per barrel on 4,000 of such barrels. Thus, based on the Company's average third quarter 1997 oil production rate, these arrangements generally provide the Company with downside price protection for 76% of its production and upside price participation for 46% of its production up to $24.00 per barrel, while 24% of such production and excess volumes, if any, remain unhedged. In addition, the Company also has fixed price arrangements on approximately 12,000 barrels per day for 1998 at a NYMEX benchmark price of approximately $19.80 per barrel. The hedge prices are before deductions for quality and area differentials.

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

        None


Item 2 - Material Modification of Rights of Registrant's Securities

        None


Item 3 - Defaults on Senior Securities

        None


Item 4 - Submission of Matters to a Vote of Security Holders

        None


Item 5 - Other Information

        None


Item 6 -

  A. Exhibits

      3(c) Certificate of Designation, Preferences and Rights of Series D Cumulative Convertible Preferred Stock.

      4(d) Warrant dated November 12, 1997, to Shell Land & Energy Company for the purchase of 150,000 shares of Common Stock

     10(p) Fourth Amendment to the Third Amended and Restated Credit Agreement dated as of August 29, 1997, among the Company and ING (U.S.) Capital Corporation, f/k/a/ Internationale Nederlanden (U.S.) Capital Corporation, et.al.

     10(q) Fifth Amendment to the Third Amended and Restated Credit Agreement dated as of November 3, 1997, among the Company and ING (U.S.) Capital Corporation, f/k/a/ Internationale Nederlanden (U.S.) Capital Corporation, et.al.

     10(r) Fifth Amendment to Uncommitted Secured Demand Transactional Line of Credit Facility between Plains Marketing & Transportation Inc. and BankBoston, N.A. (f/k/a The First National Bank of Boston) et. al., dated as of August 7, 1997.

     10(s) Fifth Amendment to Uncommitted Secured Demand Transactional Line of Credit Facility between PMCT, Inc. and BankBoston, N.A. (f/k/a The First National Bank of Boston) et. al., dated as of August 7, 1997.

     10(t) Sixth Amendment to Uncommitted Secured Demand Transactional Line of Credit Facility between Plains Marketing & Transportation Inc. and BankBoston, N.A. (f/k/a The First National Bank of Boston) et. al., dated as of August 29, 1997.

     11(a) Computation of per share earnings for the three months ended September 30, 1997 and 1996

     11(b) Computation of per share earnings for the nine months ended September 30, 1997 and 1996

     27.    Financial Data Schedule


  B. Report on Form 8-K

     None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




                                PLAINS RESOURCES INC.




Date:   November 13, 1997       By: /s/  Cynthia A. Feeback
                                   -------------------------------
                                   Cynthia A. Feeback, Controller and
                                   Principal Accounting Officer
                                   (Principal Accounting Officer)