Form 10-K405
period 1997-12-31
PLAINS RESOURCES INC
filed 1998-03-26
CIK 350426

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

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to _____________

                        COMMISSION FILE NUMBER:  0-9808
                             PLAINS RESOURCES INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-2898764
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

              500 Dallas
            Houston, Texas                                  77002
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (713) 654-1414

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:                     Name of each exchange on which registered:
       --------------------                     ------------------------------------------
       Common Stock, par value $.10 per share   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes  [x]   No  [_]

The aggregate value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $284,421,835 on March 24, 1998 (based on $17 3/8 per share, the last sale price of the Common Stock as reported on the American Stock Exchange Composite Tape on such date).

16,744,272 shares of the registrant's Common Stock were outstanding as of March 20, 1998.

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

                                     PART I

ITEM 1.   BUSINESS

          Plains Resources Inc. (the "Company") is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and the marketing, transportation, terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in California in the Los Angeles Basin (the "LA Basin") and the Arroyo Grande Field (collectively the "California Properties"), the Sunniland Trend of South Florida (the "Sunniland Trend") and the Illinois Basin in southern Illinois (the "Illinois Basin"). The Company's midstream marketing, terminalling and storage activities are concentrated in Oklahoma, Texas, the Gulf Coast area of Louisiana and California. The Company's upstream operations contributed approximately 87% of the Company's earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the fiscal year ending December 31, 1997, while the Company's midstream activities accounted for the remainder. The Company conducts its upstream operations in each of its three core areas through wholly owned subsidiaries. The California Properties are operated by Stocker Resources Inc. ("Stocker"), the Sunniland Trend properties are operated by Calumet Florida Inc. ("Calumet") and the Illinois Basin Properties are operated by Plains Illinois Inc. ("Plains Illinois"). The Company's midstream operations are conducted through various wholly owned subsidiaries (referred to collectively as "Plains Marketing"). References to the Company in this Annual Report on Form 10-K (the "Report") include Plains Resources Inc. and its subsidiaries, except as the context may otherwise require./1/

          The Company's upstream business strategy is to increase its proved reserves and cash flow by exploiting and producing crude oil and associated natural gas from its existing properties, acquiring additional underdeveloped crude oil properties and exploring for significant new sources of reserves. The Company concentrates its exploitation efforts on mature but underdeveloped crude oil producing properties that meet the Company's targeted criteria. Generally, such properties were previously owned by major integrated or large independent oil and natural gas companies, have produced significant volumes since initial discovery and have significant estimated remaining reserves in place.
Management believes that it has developed a proven record in acquiring and exploiting underdeveloped crude oil properties where it believes substantial reserve additions and cash flow increases can be made through improved production practices and recovery techniques and relatively low risk development drilling. An integral component of the Company's exploitation effort is to increase unit operating margins, and therefore cash flow, by reducing unit production expenses and increasing wellhead price realizations. The Company seeks to complement these exploitation efforts by pursuing certain higher risk exploration opportunities which offer potentially higher rewards. As part of its business strategy, the Company periodically evaluates, and from time to time has elected to sell, certain of its mature producing properties that it considers to be nonstrategic or fully valued. Such sales enable the Company to focus on its core properties, maintain financial flexibility, control overhead and redeploy the sales proceeds to activities that have potentially higher financial returns. The Company also seeks to capitalize on midstream opportunities that exist as a result of inefficiencies within the crude oil markets and the U.S. pipeline and transportation infrastructure. On March 21, 1998, Plains All American Inc. ("Plains All American"), a wholly owned subsidiary of the Company, entered into a definitive agreement to acquire all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively, the "Celeron Companies") from The Goodyear Tire & Rubber Company ("Goodyear"). Aggregate proceeds to Goodyear through closing are estimated at $420 million. The transaction is expected to be completed in

------------
/(1)/ As used in this Report, "Bbl" means barrel, "MBbl" means thousand barrels, "MMBbl" means million barrels, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet,"Btu" means British Thermal Unit, "MBtus" means thousand Btus, "BOE" means net barrel of oil equivalent and "MCFE" means Mcf of natural gas equivalent. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. A "gross acre" is an acre in which an interest is owned. The number of "net acres" is the sum of the fractional working interests owned in gross acres. "Net" oil and natural gas wells are obtained by multiplying "gross" oil and natural gas wells by the Company's working interest in the applicable properties. "Present Value of Proved Reserves" means the present value (discounted at 10%) of estimated future cash flows from proved oil and natural gas reserves reduced by estimated future operating expenses, development expenditures and abandonment costs (net of salvage value) associated therewith (before income taxes), calculated using product prices in effect on the date of determination, and "Standardized Measure" is such amount further reduced by the present value (discounted at 10%) of estimated future income taxes on such cash flows. "NYMEX" means New York Mercantile Exchange.

the third quarter after regulatory approvals have been secured. See "Business-- All American Pipeline Acquisition". The Company's marketing of its own crude oil production takes advantage of the marketing expertise attributable to its midstream activities.

          During the five-year period ended December 31, 1997, the Company incurred aggregate acquisition, exploitation, development, and exploration costs of approximately $365.3 million, resulting in proved oil and natural gas reserve additions (including revisions of estimates but excluding production) of approximately 154.3 million BOE, or $2.37 per BOE, through implementation of its business strategy. See Item 2, "Properties--Oil and Natural Gas Reserves". Approximately 94% of these expenditures were directed toward the acquisition, exploitation and development of proved reserves while approximately 6% were incurred on exploration activities.

          In order to manage its exposure to commodity price risk, the Company routinely hedges a portion of its crude oil production. For 1998, the Company has entered into various fixed price and floating price collar arrangements. Such arrangements generally provide the Company with downside price protection on approximately 12,250 barrels of oil per day at a NYMEX crude oil spot price ("NYMEX Crude Oil Price") of approximately $19.80 per barrel. Thus, based on the Company's average fourth quarter 1997 crude oil production rate, these arrangements generally provide the Company with downside price protection for approximately 60% of its crude oil production. In addition, the Company also has fixed price arrangements on 6,000 barrels per day in 1999 at a NYMEX Crude Oil Price of $18.55 per barrel, or approximately 30% of fourth quarter 1997 crude oil production levels. During the first quarter of 1998, the NYMEX Crude Oil Price fluctuated significantly, closing as high as $17.82 per barrel and as low as $13.21 per barrel. At March 23, 1998, the NYMEX Crude Oil Price was approximately $16.50 per barrel.

          The following table sets forth certain information with respect to the Company's reserves over the last five years. Such reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission (the "SEC"), which requires the application of year-end oil and natural gas prices for each year, held constant throughout the projected reserve life. See Item 2, "Properties--Oil and Natural Gas Reserves" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                   As of or for the Year Ended December 31,
                                          ----------------------------------------------------------------------------------
                                              1997                 1996              1995           1994             1993
                                          ------------        --------------     ------------    ------------     ----------
                                                       (in thousands, except ratios and per unit amounts)
Present Value of Proved Reserves........   $510,993 (1)         $764,774 (1)      $366,780        $229,371          $134,539
Proved Reserves
  Crude oil and natural
   gas liquids (Bbls)...................    151,627              115,996            94,408          61,459            38,810
  Natural gas (Mcf).....................     60,350               37,273            43,110          51,009            49,397
  Oil equivalent (BOE)..................    161,685 (1)          122,208 (1)       101,593          69,960            47,043
Reserve Replacement Ratio(2)............        603%(3)              454%              647%(4)         619%              269%
Reserve Replacement Cost per BOE(5).....   $   2.71             $   1.76          $   2.14        $   1.49          $   5.39
Total upstream capital costs incurred...   $127,378             $ 51,255          $ 84,012        $ 40,849          $ 61,769
Percentage of total upstream capital
 costs attributable to:
  Acquisition...........................         34%                   7%               71%             48%               40%
  Development...........................         65%                  88%               27%             38%               43%
  Exploration...........................          1%                   5%                2%             14%               17%
Year-end NYMEX Crude Oil Price..........   $  18.34             $  25.92          $  19.55        $  17.76          $  14.17

-----------
(1) A large portion of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. By comparison, calculating these amounts using the NYMEX Crude Oil Price in effect at December 31, 1995, of $19.55 per barrel, results in a Present Value of Proved Reserves of $633 million and $452 million and estimated net proved reserves of 168 million BOE and 112 million BOE at December 31, 1997 and 1996, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources, Liquidity and Financial Condition--Changing Oil and Natural Gas Prices".
(2) The Reserve Replacement Ratio is calculated by dividing (a) the sum of reserves added during each respective year through purchases of reserves in place, extensions, discoveries and other additions and the effect of revisions, if any ("Reserve Additions"), by (b) each respective year's production.
(3) Pro forma as if the acquisitions of the Montebello and Arroyo Grande
    Fields occurred on January 1, 1997. Such acquisitions closed in March and November 1997, respectively, with effective dates of February 1, 1997, and November 1, 1997, respectively.
(4) Pro forma as if the acquisition of the Illinois Basin Properties occurred on January 1, 1995. Such acquisition closed in December 1995 with an effective date of November 1, 1995.
(5) Reserve Replacement Cost per BOE for a year is calculated by dividing upstream capital costs incurred for such year by such year's Reserve Additions.

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

     By implementing its exploitation plan, the Company seeks to increase volumes and expand its reserve base. The results of such activities are reflected in additions and revisions to proved reserves. During the five year period ending December 31, 1997, net additions and revisions to proved reserves totaled 73.5 million BOE or approximately 269% of cumulative net production for such period. Such reserves were added at an aggregate average cost of $2.92 per BOE. This activity excludes reserves added as a result of the Company's acquisition activities. Reserve additions related solely to the Company's acquisition activities totaled 80.8 million BOE and were added at an aggregate average cost of $1.86 per BOE.

     The Company's properties in its three core areas represent approximately 99% of total proved reserves at December 31, 1997. Such properties were previously owned and operated by major integrated oil and natural gas companies and are comprised of underdeveloped crude oil properties believed by the Company to have significant upside potential that can be evaluated through development and exploitation activities. During 1998, the Company estimates it will spend approximately $91 million on the development and exploitation of its California, Sunniland Trend and Illinois Basin Properties. Set forth below is a discussion of such properties.

  Current Exploitation Projects

     California Properties. Prior to its acquisition by the Company in May 1992, Stocker was a sole purpose company formed in 1990 to acquire substantially all of Chevron USA's ("Chevron") producing oil properties in the LA Basin.
Following the initial acquisition, the Company expanded its holdings in this area by acquiring additional interests within the existing fields, including all of Texaco Exploration and Production, Inc.'s interest in the Vickers Lease. All of the Company's properties in the LA Basin acquired prior to 1997 are collectively referred to herein as the "LA Basin Properties". The LA Basin Properties consist of long-life reserves discovered at various times between 1924 and 1966, and through December 31, 1997, the LA Basin Properties have produced over 420 MMBbls of oil and 360 Bcf of natural gas. The Company has performed various exploitation activities, including drilling additional wells, returning previously marginal wells to economic production, optimizing waterflood operations, improving artificial lift and facility equipment, reducing unit production expenses and improving marketing margins. Through these acquisition and exploitation activities, average daily production from this area, net to the Company's interest, has increased from approximately 6,700 BOE per day in 1992 to an average of 10,640 BOE per day during the fourth quarter of 1997.

     The Company has expended approximately $110.7 million in direct acquisition, development and exploitation capital on the LA Basin Properties. From the effective dates of acquisition through December 31, 1997, net production from such properties totaled 18.2 million BOE, generating cumulative net margin (oil and natural gas revenue less production expenses) and proceeds from minor property sales of approximately $141.9 million. Total estimated proved reserves attributable to the LA Basin Properties have increased from 17.7 million BOE at initial acquisition to approximately 76.6 million BOE at December 31, 1997. As a result, the Company's aggregate reserve addition cost to date for the LA Basin Properties is approximately $1.17 per BOE. During 1997, the unit gross margin for this area averaged $8.83 per BOE. Estimated future net revenues and the Present Value of Proved Reserves at December 31, 1997, were estimated at $649.4 million and $300.6 million, respectively. The Company estimates it will spend approximately $47 million during 1998 on the further development and exploitation of the LA Basin Properties.

     During 1997, the Company expanded its operations in the LA Basin with the acquisition of the Montebello Field (the "Montebello Acquisition"), and expanded into another California area with the acquisition of the Arroyo Grande Field (the "Arroyo Grande Acquisition"). Combined, these two fields added approximately 43 million BOE to the Company's proved reserves at the acquisition dates.

     In March 1997, the Company completed the acquisition of Chevron's interest in the Montebello Field for approximately $25 million, effective February 1, 1997. The assets acquired consist of a 100% working interest and a 99.2% net revenue interest in 55 producing oil wells and related facilities and also includes approximately 450 acres of surface fee land. The Montebello Field, which is located approximately 15 miles from the Company's existing LA Basin operations, has produced approximately 108 MMBbls of oil and 100 Bcf of natural gas since its discovery in 1917. At the acquisition date, the field was producing approximately 800 barrels of oil and 800 Mcf of natural gas per day and added approximately 23 MMBbls of oil equivalent to the Company's proved reserves.

     In November 1997, the Company acquired a 100% working interest and a 97% net revenue interest in the Arroyo Grande Field which is located in San Luis Obispo County, California from subsidiaries of Shell Oil Company ("Shell"). The Arroyo Grande field was discovered in 1906 and has produced approximately 10 MMBbls of crude oil or approximately 5% of the estimated original oil in place. The assets acquired include surface and development rights to approximately 1,000 acres included in the 1,500 acre unit. The field is under continuous steam injection and as of the acquisition date was producing approximately 1,600 barrels (approximately 1,500 barrels net to the Company's interest) of approximately 14 degree API gravity oil per day from 70 wells and added approximately 20 MMBbls to the Company's proved reserves. The aggregate consideration for the Arroyo Grande Acquisition consisted of (i) rights to a non-producing property interest conveyed to Shell, (ii) the issuance of 46,600 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") with an aggregate stated value of $23.3 million, and (iii) a five-year warrant to purchase 150,000 shares of the Company's common stock ("Common Stock") at $25 per share. No proved reserves had been assigned to the rights to the property interest conveyed.

     As with its other California properties, the Company intends to aggressively exploit the properties acquired in 1997 to evaluate additional reserve potential identified during its acquisition analyses. In addition, the Company's exploitation plans for these properties target improving the unit gross margin by decreasing unit production expenses and increasing production volumes through production enhancement activities similar to those employed in its other California properties. During 1998, the Company estimates that it will spend approximately $17 million on the development and exploitation of the Montebello and Arroyo Grande fields.

     Sunniland Trend Properties. During the first quarter of 1993, the Company acquired all of the capital stock of Calumet for approximately $5 million. Calumet was organized in February 1993 to purchase and operate a 50% working interest in six producing fields in South Florida located in the Sunniland Trend and previously owned and operated by Exxon Corporation ("Exxon"). During 1994, Calumet acquired the remaining 50% working interest in the Sunniland Trend Properties, increasing its working interest to approximately 100% and adding approximately five million barrels of oil to its proved reserve base at the acquisition date. The Company's aggregate interest in such properties is referred to as the "Sunniland Trend Properties". The aggregate purchase price for the additional 50% interest was approximately $13.6 million, including the issuance of a five-year warrant valued at $2 million to purchase 750,000 shares of Common Stock at an exercise price of $6.00 per share. The Sunniland Trend was discovered by Exxon in 1943, and the properties have produced approximately 92 MMBls of oil through December 31, 1997. At the time of acquisition, production from the properties was about 900 barrels of oil per day net to the Company. As a result of development drilling on the property, the implementation of exploitation activities designed primarily to repair failed wells and to increase the fluid lift capacity of certain wells and the acquisition of the remaining 50% working interest, the Company's net production increased to an average of 5,430 barrels of oil per day during the fourth quarter of 1997.

     The Company has expended approximately $68.7 million in direct acquisition, development and exploitation capital on the Sunniland Trend Properties. From the effective dates of acquisition through December 31, 1997, net production from such properties totaled 6.3 MMBbl, generating cumulative net margin of approximately $46.6 million. Total estimated proved reserves attributable to the Sunniland Trend Properties have increased from approximately 5.0 MMBbls at initial acquisition to approximately 22.2 MMBbls at December 31, 1997. As a result, the Company's aggregate reserve addition cost to date for the Sunniland Trend Properties is approximately $2.41 per BOE. During

1997, the unit gross margin for this area averaged $7.62 per BOE. At December 31, 1997, estimated future net revenues and the Present Value of Proved Reserves were estimated at $86.8 million and $68.6 million, respectively. During 1998, the Company estimates it will spend approximately $18 million on the further development and exploitation of the Sunniland Trend Properties. In addition, the Company intends to conduct exploration activities in this trend during 1998. See "--Exploration--Current Exploration Projects--Sunniland Trend".

     Illinois Basin Properties. In December 1995, the Company acquired all of Marathon Oil Company's ("Marathon") producing and nonproducing upstream oil and natural gas assets in the Illinois Basin (the "Illinois Basin Properties").
This acquisition was effective as of November 1, 1995. At the acquisition date, the Company added approximately 17.3 MMBls of oil to its proved reserve base. The aggregate purchase price, including associated closing costs, was $51.5 million, comprised of 798,143 shares of Common Stock valued at $6.5 million and $45.0 million cash. The majority of the cash portion was funded with the proceeds of a $42 million bank facility. The Illinois Basin Properties consist of long-life oil reserves. The largest field included in the Illinois Basin Properties was discovered in 1905 and has produced over 410 MMBls of oil through December 31, 1997.

     The Company has expended approximately $68.8 million in direct acquisition, development and exploitation capital on the Illinois Basin Properties. From the effective date of acquisition through December 31, 1997, net production from such properties totaled 2.8 MMBls, generating cumulative net margin of approximately $28.2 million. The Company's initial exploitation plan for the Illinois Basin Properties included improving the unit gross margin by decreasing unit production expenses and increasing price realizations. Unit production expenses for these properties, which averaged $12.00 per BOE in the fourth quarter of 1995, averaged approximately $8.56 per BOE during 1997. As a result of these operating expense reductions, reduced location price differentials and higher average oil prices, this area's unit gross margin increased to $10.60 per BOE during 1997 as compared to $5.37 per BOE at the time of acquisition. Total estimated proved reserves attributable to the Illinois Basin Properties have increased from 17.3 MMBbls at initial acquisition to approximately 20.6 MMBbls at December 31, 1997. As a result, the Company's aggregate reserve addition cost to date for the Illinois Basin Properties is approximately $2.94 per BOE. Estimated future net revenues and the Present Value of Proved Reserves at December 31, 1997, were estimated at $141.8 million and $73.2 million,
respectively.   The Company intends to aggressively exploit these properties to evaluate additional reserve potential identified during its acquisition analysis. During 1998, the Company estimates it will spend approximately $9 million implementing its exploitation plan on the Illinois Basin Properties.
The primary focus of such development and exploitation program during 1998 will be directed towards aggressively implementing projects to evaluate alternative waterflood realignment patterns and injection methods.

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

EXPLORATION

  Exploration Strategy

     The Company seeks to complement its strategy of acquiring and exploiting mature but underdeveloped crude oil properties by dedicating a substantially smaller portion of its annual capital expenditures to higher risk but potentially higher reward exploration opportunities. The Company focuses on exploration opportunities that, if successful, could have a substantial positive impact on production, cash flow and ultimately proved reserves. However, there can be no assurance that any of its exploration projects will be successful.

     In 1996, the Company and 3DX Technologies Inc. ("3DX") formed a joint venture to pursue the Company's existing exploration projects and a five-year strategic alliance to jointly pursue new exploration and exploitation opportunities that are candidates for the application of 3-D seismic technology. The joint venture covers exploration activities in the Sunniland Trend and the Gulf Coast areas of Texas and Louisiana. 3DX bears principal responsibility for the geological and geophysical oversight and project technical management of such projects. In connection with the joint venture, 3DX acquired 8% to 20% of the Company's working interests in certain projects. 3DX will have certain rights to participate for up to 20% in the Company's new exploration and exploitation projects in these areas.

  Current Exploration Projects

     Sunniland Trend. The focus of the Company's exploration effort in the Sunniland Trend is to identify and evaluate prospects that are analogous to the existing producing fields in this trend. Although this trend was discovered in 1943, the Company and its partners are attempting to integrate historical exploration methods with recent advancements in seismic technology to evaluate the exploration potential of the Sunniland Trend.

     In February 1998, the Company and Collier Resources Company ("Collier") executed an exploration agreement (the "Exploration Agreement") covering approximately 800,000 mineral acres which are located onshore South Florida in Collier, Lee and Hendry Counties. Approximately 50% of such acreage is located under federally-owned surface land. Terms of the Exploration Agreement provide for a minimum term of two years with extensions at the Company's option for up to eight years. Work commitments of the Exploration Agreement provide for the Company to spend up to $20 million on exploration activities involving Collier's mineral holdings over the next several years. Such activities include acquiring a specified amount of 2-D and 3-D seismic data across leads and prospects and drilling a minimum number of wells.

     Portions of the acreage will be subject to existing joint ventures and alliances with certain industry participants, including 3DX, which will perform the geophysical and geological analyses with regard to the Exploration Agreement. Prior to the signing of the Exploration Agreement, the Company held leasehold interests in approximately 132,000 gross acres.

     Preliminary plans for 1998 include gathering 2-D and/or 3-D seismic data over various prospects and leads and drilling one exploratory well in a new prospect.

     General. During 1998, the Company estimates it will spend approximately $6 million on exploration activities, principally in the Sunniland Trend. While all drilling activities are subject to numerous risks, the risks associated with exploration activities are significantly greater than those associated with the Company's other exploitation and development activities. There can be no assurance that any of the Company's current exploration or higher risk exploitation projects will result in the discovery of proved reserves or the establishment of commercially viable oil or natural gas production.

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

DISPOSITION OF PROPERTIES

     The Company periodically evaluates, and from time to time has elected to sell, certain of its mature producing properties that it considers to be nonstrategic or fully valued. Such sales enable the Company to focus on its core properties, maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that the Company believes potentially have a higher financial return. During 1997, 1996 and 1995, the Company sold nonstrategic oil and natural gas properties located primarily in the Gulf Coast areas of Texas and Louisiana and in Utah for proceeds of $2.7 million, $3.1 million and $7.4 million, respectively. As a result, approximately 99% of the Company's 1997 year-end proved reserve volumes and proved reserve value were associated with its properties in California, the Sunniland Trend and the Illinois Basin.

MIDSTREAM ACTIVITIES

     The Company's midstream activities include two distinguishable but interrelated business activities. Such activities are (i) crude oil gathering and marketing and (ii) crude oil terminalling, storage, blending and exchange. The Company's midstream activities have expanded significantly, with midstream gross margin (revenues less direct expenses of purchases, transportation, storage and terminalling) having increased approximately 635% from $1.7 million in 1992 to $12.5 million in 1997.

     The crude oil distribution chain extends from the wellhead, where crude oil moves by truck and gathering systems to terminal and pipeline injection stations and major pipelines, to major crude oil trading locations for ultimate consumption by refineries and other end markets (the "Distribution Chain"). The Company's gathering and marketing operations include the purchase of crude oil at the wellhead and the bulk purchase of crude oil at pipeline and terminal facilities for aggregation and subsequent resale at various points along the crude oil Distribution Chain. In most cases, the Company performs a merchant function generating profit margins by buying crude oil at competitive prices, efficiently transporting or exchanging the crude oil along the Distribution Chain and marketing the crude oil to refineries or other customers at favorable prices. The Company aggregates purchased volumes with its own production at major crude oil interchanges and trading locations, which enables it to obtain higher prices for its own production while realizing profits on the production purchased from others. Except for crude oil purchased from time to time as inventory to service the needs of its terminalling and storage customers, the Company's policy is to purchase only crude oil for which it has a market and to structure its sales contracts so that crude oil price fluctuations do not materially affect the gross margin which it receives. The crude oil marketing business is characterized by a large volume of transactions with low margins. The Company has generally maintained a gross margin of approximately 2% in its marketing activities for each of the years 1993 through 1997. The Company also routinely analyzes opportunities for possible purchase or construction of gathering and pipeline systems, processing and storage facilities and various other related capital investment projects to enhance its profitability in the markets in which it operates.

     The Company owns and operates a two million barrel, above-ground crude oil storage and terminalling facility in Cushing, Oklahoma (the "Cushing Terminal"). The Company utilizes the Cushing Terminal to provide storage and terminalling services for its own account and for third parties on a negotiated basis and to serve as an aggregation, terminalling and distribution point for establishing and maintaining markets for up to 24 different varieties of foreign and domestic crude oils. The Company estimates that approximately 60% to 70% of the tankage capacity available at the Cushing Terminal was used in 1997; accordingly, substantial additional capacity is available without the expenditure of additional capital. The Company recently received regulatory approval to construct an additional one million barrels of tank capacity at the Cushing Terminal and is formulating its plans with respect thereto. Because of its initial investment in land, engineering and environmental studies, pipeline interconnects and the manifold and pumping system, the cost to construct incremental storage capacity is estimated at $10.00 per barrel of shell capacity. In addition, the Company owns a 360,000 barrel terminal and dock facility located in Ingleside, Texas, just north of the Port of Corpus Christi (the "Ingleside Terminal"). Approximately 60% of the Ingleside Terminal's storage capacity is committed to a lease agreement with five years remaining on the term and the remaining 40% is used to support the Company's crude oil purchasing activities. The Company acquired the Ingleside Terminal in early 1996.

     The Cushing Terminal was completed in December 1993. The facility was designed to accommodate the numerous grades of crude oil used by refiners and consists of two million barrels (fourteen 100,000 barrel tanks and four 150,000 barrel tanks) of above-ground shell storage capacity. The Company's total capital investment in the Cushing Terminal through December 31, 1997, was approximately $31.1 million, which includes the cost of land acquisition, engineering and environmental studies, construction-phase interest, pipeline interconnects and an oversized manifold and pumping system that was designed and constructed to accommodate expansion up to an aggregate ten million barrels of storage capacity. The Company estimates that its storage tanks have a useful life in excess of 60 years. The facility is connected to major pipelines into and out of the Cushing interchange and can operate at a daily throughput rate of approximately 800,000 Bbls.

     Cushing is the largest wet barrel trading hub in the United States and the delivery point for crude oil futures contracts traded on the NYMEX. The Cushing Terminal has been designated by the NYMEX as an approved delivery location for crude oil delivered under the NYMEX "light" sweet crude oil futures contract. The Cushing Terminal was constructed primarily to capitalize on the crude oil supply and demand imbalance in the Midwest caused by the continued decline of traditional regional supplies, increasing imports and an inadequate pipeline and terminal infrastructure. Based upon the Company's analysis of existing storage facilities at Cushing and the anticipated increase in crude oil volumes to be transported through Cushing, the Company believes that there will be an increasing demand for additional storage capacity at Cushing; however, there can be no assurance that such demand will increase. The Company generates revenue from the Cushing Terminal through a combination of storage, reservation and throughput fees from (i) refiners and gatherers seeking to segregate or custom blend crudes for refining feedstocks, (ii) pipelines, refiners and traders requiring segregated tankage for foreign cargoes, (iii) traders who make or take delivery under the NYMEX contract, and (iv) producers seeking to increase their marketing alternatives and arbitrage opportunities entered into for the Company's own account in contango market crude oil trading activities. The storage and terminal business is generally counter-cyclical to the marketing business insofar as the demand for storage opportunities is higher and the Company's ability to capture profits from arbitrage opportunities existing in the market is enhanced in a contango market as opposed to a market in backwardation. Conversely, marketing margins are typically stronger in a backward market. A contango crude oil futures market exists when the futures price of a subsequent month exceeds the price of a prior month, whereas a market is in backwardization when the opposite condition exists. Such market allows the Company to simultaneously purchase and sell crude oil and lock-in a profit. Because of its designation as an official NYMEX delivery point and its physical capacity to receive, store and redeliver crude oil, the Cushing Terminal provides the optimal mechanism to capitalize on a contango market.

ALL AMERICAN PIPELINE ACQUISITION

     On March 21, 1998, Plains All American, a wholly owned subsidiary of the Company, entered into a definitive agreement to acquire all of the outstanding capital stock of the Celeron Companies from Goodyear. Aggregate proceeds to Goodyear through closing are estimated at $420 million. The principal assets of the entities to be acquired include the All American Pipeline System, a 1,233-mile crude oil pipeline extending from California to Texas, and a 45-mile crude oil gathering system in the San Joaquin Valley of California, as well as other assets related to such operations. The purchase price is subject to certain adjustments through the closing date, and the transaction is subject to regulatory review and approval by the United States Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, and by the Public Utilities Commission of the State of California. The transaction is expected to be completed in the third quarter of 1998 after regulatory approvals have been secured.

     A major portion of the financing for the transaction will be provided through a $325 million, limited recourse bank facility made available to Plains All American by ING Barings and BankBoston. In addition to the bank facility, the Company will make a capital contribution to Plains All American of up to $130 million, which will be used to fund the balance of the purchase price and transaction costs and provide initial working capital. To finance its capital contribution, the Company will borrow approximately $50 million under its existing revolving bank facility and has entered into financing commitments for a new issue of privately placed, convertible preferred stock aggregating approximately $80 million. Commitments for the preferred stock placement have been obtained from a group of equity investors comprised primarily of existing shareholders. The preferred stock has an aggregate stated value of $80 million and bears a cumulative dividend of 9.5% per annum, payable semi-annually in either cash or additional shares of preferred stock at the Company's option. Each share of preferred stock is convertible into 27.78 shares of Common Stock (an effective conversion price of $18.00 per share) and in certain circumstances may be converted at the Company's option into Common Stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. The preferred stock is redeemable at the option of the Company at 110% of stated value after March 31, 1999, and at declining amounts thereafter. If not previously redeemed or converted, the preferred stock is required to be redeemed in 2012.

     The All American Pipeline is the single largest crude oil pipeline connecting California to West Texas, where it connects with pipelines that transport crude oil to Cushing, Oklahoma and the Gulf Coast. The 45-mile gathering system is located in the San Joaquin Valley, currently the most prolific crude oil producing region in the continental United States. The areas serviced by the pipeline and gathering system currently produce over 700,000 barrels of crude oil per day, representing approximately 15% of total oil production in the continental United States. For 1997, the operations to be acquired generated approximately $65 million in EBITDA.

OPERATING ACTIVITIES

     The following table presents certain information with respect to the Company's upstream oil and natural gas producing activities and its midstream marketing, transportation, terminalling and storage activities during the three years ended December 31, 1997, 1996 and 1995:


                                                                Year Ended December 31,
                                                          ----------------------------------
                                                             1997         1996        1995
                                                          ---------     --------    --------
                                                                     (in thousands)
Sales to unaffiliated customers:
   Oil and natural gas..................................   $109,403     $ 97,601    $ 64,080
   Marketing, transportation and storage................    752,522      531,698     339,826
Operating profits:
   Oil and natural gas (1)..............................   $ 64,098     $ 59,085    $ 34,029
   Marketing, transportation and storage (2)............     12,618        9,621       6,480
Identifiable assets:
   Oil and natural gas..................................   $408,503     $309,107    $271,248
   Marketing, transportation and storage................    148,316      121,142      80,798

------------
(1) Consists primarily of oil and natural gas sales less production expenses.

(2) Consists primarily of marketing, transportation and storage sales less purchases, transportation and storage expenses. Includes approximately $2.5 million of operating profit attributable to contango market transactions in 1997.

     Operating profits as a percentage of sales are significantly lower for the Company's marketing, transportation and storage activities than for its oil and natural gas producing activities because the cost of crude oil purchased for resale is higher, as a percentage of sales price, than the Company's cost to produce oil and natural gas. See "--Midstream Activities".

GENERAL

     The Company was incorporated under the laws of the State of Delaware in 1976. The Company's executive offices are located at 500 Dallas, Suite 700, Houston, Texas 77002, and its telephone number is (713) 654-1414. Prior to March 30, 1998, the Company's executive offices were located at 1600 Smith Street, Suite 1500, Houston, Texas 77002.

PRODUCT MARKETS AND MAJOR CUSTOMERS

     The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices received by the Company for its oil and natural gas production and the levels of such production are subject to wide fluctuations and depend on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. A large portion of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, upon which proved reserve volumes, the Present Value of Proved Reserves and the Standardized Measure as of such date were based, was $18.34 per barrel. During the first quarter of 1998, the NYMEX Crude Oil Price fluctuated significantly, closing as high as $17.82 per barrel and as low as $13.21 per barrel. At March 23, 1998, the NYMEX Crude Oil Price was approximately $16.50 per barrel. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources, Liquidity and Financial Condition--Changing Oil and Natural Gas Prices".

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

     Substantially all of the Company's California crude oil and natural gas production and its Sunniland Trend and Illinois Basin oil production is transported by pipelines, trucks and barges owned by third parties. The inability or unwillingness of these parties to provide transportation services to the Company for a reasonable fee could result in the Company having to find transportation alternatives, increased transportation costs to the Company or involuntary curtailment of a significant portion of its crude oil and natural gas production.

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

     All of the Company's natural gas production in California is produced as a by-product of the Company's crude oil production. As a result of high inert content, the Company's gas production in the Montebello Field is difficult to market and currently is delivered for no value. To ensure that the Company is able to develop and produce its oil reserves without restriction due to lack of markets, the Company has made arrangements with the former owner of the Montebello Field to take its natural gas production volumes at no incremental value when the Company is unable to find a market for the gas. The Company intends to spend approximately $2.5 million during 1998 and 1999 to improve the quality of the gas through upgrading and refining the existing gas collection system, as well as adding additional processing capacity. The Company believes that this will enable it to obtain an alternate market for the gas production, although such market cannot be assured.

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

     In addition to the regulatory changes discussed above, deregulation of natural gas prices under the NGPA and the Decontrol Act has increased competition and volatility of natural gas prices. Since demand for natural gas is generally highest during winter months, prices received for the Company's natural gas are subject to seasonal variations and other fluctuations. All of the Company's natural gas production is currently sold under various arrangements at spot indexed prices. In certain instances, the Company enters into financial arrangements to hedge its exposure to spot price fluctuations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources, Liquidity and Financial Condition-- Changing Oil and Natural Gas Prices" and Item 2, "Properties--Production and Sales".

     Sales to Koch Oil Company ("Koch") and Sempra Energy Trading Corporation (formerly AIG Trading Corporation) accounted for 27% and 11%, respectively, of the Company's total revenue (exclusive of interest and other income) during 1997. Customers accounting for more than 10% of total revenue for 1996 and 1995 were as follows: 1996 -- Koch - 16% and Basis Petroleum, Inc. ("Basis", formerly Phibro Energy USA, Inc.) - 11%; 1995 -- Phibro Inc. ("Phibro") - 16% and Basis - 12%. No other single customer accounted for as much as 10% of total sales during 1997, 1996 or 1995. Additionally during 1997, Unocal Energy Trading Inc. ("Unocal"), Marathon Oil Company and Exxon accounted for approximately 52%, 23% and 10%, respectively, of the Company's oil and gas sales. During 1997, Unocal and Marathon Oil Company purchased the crude oil from the LA Basin Properties and the Illinois Basin Properties, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

  Midstream Activities

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

REGULATION

     The Company's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability. However, the Company does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry. Due to the myriad and complex federal and state statutes and regulations which may affect the Company, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all regulatory considerations affecting the Company's operations.

  OSHA

     The Company is also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Company believes that its operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

  Commodities Regulation

     The Company's hedging activities operations are subject to constraints imposed under the Commodity Exchange Act and the rules of the NYMEX. The futures and options contracts that are traded on the NYMEX are subject to strict regulation by the Commodity Futures Trading Commission.

  Trucking Regulation

     The Company operates a fleet of trucks to transport crude oil as a private carrier. As a private carrier, the Company is subject to certain motor carrier safety regulations issued by the Department of Transportation ("DOT"). The trucking regulations cover, among other things, driver operations, keeping of log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. The Company is also subject to OSHA with respect to its trucking operations.

  Pipeline Regulation

     The Company's crude oil pipelines and natural gas gathering pipelines are subject to construction, installation, operating and safety regulation by the DOT and various other federal, state and local agencies. The Pipeline Safety Act of 1992, among other things, amends the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") in several important respects. It requires the Research and Special Programs Administration ("RSPA") of DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. In addition, the Pipeline Safety Act mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators, and requires that pipeline operators provide maps and records to RSPA. It also authorizes RSPA to require that pipelines be modified to accommodate internal inspection devices, to mandate the installation of emergency flow restricting devices for pipelines in populated or sensitive areas, and to order other changes to the operation and maintenance of petroleum and natural gas pipelines. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.

     States are largely preempted from regulating pipeline safety by federal law but may assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. The Company does not anticipate any significant problems in complying with applicable state laws and regulations in those states in which it operates.

  Transportation and Sale of Crude Oil

     Sales of crude oil and condensate can be made by the Company at market prices not subject at this time to price controls. However, the price that the Company receives from the sale of these products is affected by the cost of transporting the products to market. Commencing in October 1993, the FERC issued a series of orders (Order No. 561 and 561-A) in which it revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which became effective January 1, 1995, provide a simplified, generally applicable method for regulating such rates by use of an index for setting rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional cost of service and other methods of ratemaking. These rules could increase the cost of transporting crude oil and condensate by pipeline. On October 28, 1994, the FERC issued two separate Orders (No. 571 and 572), which adopt additional regulations governing rates that an oil pipeline may be authorized to charge. Order No. 571 authorizes a pipeline to implement cost-of-service based rates, provided it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the indexed rate that the pipeline is directed to charge under Order No. 561. In Order No. 572, the FERC adopted regulations that authorize a pipeline to charge market-based rates, provided it can demonstrate that it lacks significant market power in the market(s) in which it proposes to charge such rates. These rules have been affirmed by the reviewing courts.

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

  Regulation of Production

     The production of oil and natural gas is subject to regulation under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within its jurisdiction.

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

     A significant portion of the Miami Fee acreage in Cameron Parish, Louisiana, is within the Sabine National Wildlife Refuge (the "Refuge"), and operations therein are subject to the National Wildlife Refuge Administration Act and the regulations promulgated thereunder (the "Wildlife Refuge Act"). The Wildlife Refuge Act states that no person may use, occupy, conduct any activity on or remove property from any area located within a wildlife refuge unless a permit has been granted for such use, occupation, conduct, activity or removal of property. The Company has plugged and abandoned the wells drilled on its Miami Fee acreage in prior years and is currently completing the requirements established by the Regional Director of the Refuge.

     Although the Company obtained environmental studies on its properties in California, the Sunniland Trend and the Illinois Basin, and the Company believes that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for more than approximately 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations. In December 1995, the Company negotiated an agreement with Chevron, a prior owner of the

LA Basin Properties, to remediate sections of the properties impacted by prior drilling and production operations. Under this agreement, Chevron agreed to investigate and potentially remediate specific areas contaminated with hazardous components, such as volatile organic substances and heavy metals, and the Company agreed to excavate and remediate nonhazardous crude oil contaminated soils. The Company is obligated to construct and operate (for the next 13 years) a minimum of five acres of bioremediation cells for crude oil contaminated soils designated for excavation and treatment by Chevron. While the Company believes that it does not have any material obligations for operations conducted prior to Stocker's acquisition of the properties from Chevron, other than its obligation to plug existing wells and those normally associated with customary oil field operations of similarly situated properties (such as the Chevron agreement described above), there can be no assurance that current or future local, state or federal rules and regulations will not require it to spend material amounts to comply with such rules and regulations or that any portion of such amounts will be recoverable from Chevron, either under the December 1995 agreement or the limited indemnity from Chevron contained in the original purchase agreement.

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

     Approximately 183 acres of the 450 acres acquired in the Montebello Acquisition have been designated as California Coastal Sage Scrub, a known habitat for the gnatcatcher, a species of bird designated as a federal threatened species under the Endangered Species Act. Approximately 40 pairs of gnatcatchers are believed to inhabit the property. In addition, the 450 acres acquired have been or will shortly be committed to the Natural Community Conservation Program/Coastal Sage Scrub Project, a voluntary conservation program. A variety of existing laws, rules and guidelines govern activities that can be conducted on properties that contain coastal sage scrub and gnatcatchers. These laws, rules and guidelines generally limit the scope of operations that can be conducted on such properties to those activities which do not materially interfere with such vegetation, the gnatcatcher or its habitat. While there can be no assurance that the presence of coastal sage scrub and gnatcatchers on the Montebello Field and existing or future laws, rules and guidelines will not prohibit or limit the Company's operations and its planned activities or future commercial and/or residential development, the Company believes that it will be able to operate the existing wells and realize the reserve potential identified in its acquisition analysis without undue restrictions or prohibitions.

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

FEDERAL TAXATION

     At December 31, 1997, the Company and its subsidiaries, which together file a consolidated federal income tax return, had federal income tax net operating loss ("NOL") carryforwards of approximately $172 million. Of that amount, approximately $12 million is subject to separate return limitation year restrictions and may only be utilized to the extent certain subsidiaries which generated the NOL's have taxable income. At December 31, 1997, the Company had approximately $159 million of alternative minimum tax ("AMT") net operating loss carryforwards available as a deduction against future AMT income. In addition, the Company had approximately $.5 million of investment tax credit carryforwards and $7 million of percentage depletion carryforwards at December 31, 1997. The NOL carryforwards expire from 1998 through 2011. The value of these carryforwards depends on the ability of the Company to generate federal taxable income. In addition, for AMT purposes, only 90% of AMT income in any given year may be offset by AMT NOL's.

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

     In the event of an Ownership Change, Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an Ownership Change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Although no assurances can be made, the Company does not believe that an Ownership Change has occurred as of December 31, 1997, or will occur as a result of the issuance of the preferred stock in connection with the acquisition of the Celeron Companies. See Item 1,
"Business--All American Pipeline Acquisition".    Equity transactions after the
date hereof by the Company or by 5% stockholders (including relatively small transactions and transactions beyond the Company's control) could cause an Ownership Change and therefore a limitation on the annual utilization of NOL's.

     In the event of an Ownership Change, the amount of the Company's NOL's available for use each year will depend upon future events that cannot currently be predicted and upon interpretation of complex rules under Treasury Regulations. If less than the full amount of the annual limitation is utilized in any given year, the unused portion may be carried forward and may be used in addition to successive years' annual limitation.

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

  Substantially all of the Company's California crude oil and natural gas production and its Sunniland Trend and Illinois Basin oil production is transported by pipelines, trucks and barges owned by third parties. The inability or unwillingness of these parties to provide transportation services to the Company for a reasonable fee could cause the Company to seek transportation alternatives, which in turn could result in increased transportation costs to the Company or involuntary curtailment of a significant portion of its crude oil and natural gas production.

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

  The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The price received by the Company for its oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. A large portion of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, upon which proved reserve volumes, the Present Value of Proved Reserves and the Standardized Measure as of such date were based, was $18.34 per barrel. During the first quarter of 1998, the NYMEX Crude Oil Price fluctuated significantly, closing as high as $17.82 per barrel and as low as $13.21 per barrel. At March 23, 1998, the NYMEX Crude Oil Price was approximately $16.50 per barrel. Although the Company is not currently experiencing any significant involuntary curtailment of its crude oil or natural gas production, market, logistic, economic and regulatory factors may in the future materially affect the Company's ability to sell its production.

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

  Forward Looking-Statements and Associated Risks. This Report includes "forward-looking statements" within the meaning of various provisions of the Securities Act and the Exchange Act. All statements, other than statements of historical facts, included in this Report which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.
However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

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

EMPLOYEES

  As of March 1, 1998, the Company had 230 full-time employees, none of whom is represented by any labor union. Approximately 103 of such full-time employees are field personnel involved in oil and natural gas producing activities, trucking and transport activities and crude oil terminalling and storage activities.

ITEM 2.  PROPERTIES

  The Company is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and the marketing, transportation, terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in California in the Los Angeles Basin and the Arroyo Grande Field, the Sunniland Trend and the Illinois Basin. The Company's midstream marketing, terminalling and storage activities are concentrated in Oklahoma, Texas, the Gulf Coast area of Louisiana and California. The Company's upstream operations contributed approximately 87% of the Company's EBITDA for the fiscal year ending December 31, 1997, while the Company's midstream activities accounted for the remainder. The Company conducts its upstream operations in each of its three core areas through wholly owned subsidiaries. The California Properties are operated by Stocker, the Sunniland Trend properties are operated by Calumet and the Illinois Basin Properties are operated by Plains Illinois. The Company's midstream operations are conducted through Plains

Marketing. See Item 1, "Business" for a discussion of the Company's acquisition, development, exploitation and exploration activities and midstream businesses.

OIL AND NATURAL GAS RESERVES

  The following tables set forth certain information with respect to the Company's reserves based upon reserve reports prepared by the independent petroleum consulting firms of H.J. Gruy and Associates, Inc. and System Technology Associates Inc. with respect to the California Properties, Netherland, Sewell & Associates, Inc. with respect to the Sunniland Trend and other minor properties, and Ryder Scott Company with respect to the Illinois Basin Properties. Such reserve volumes and values were determined under the method prescribed by the SEC which requires the application of year-end prices for each year, held constant throughout the projected reserve life.

                                          As of or for the Year Ended December 31,
                               ---------------------------------------------------------------
                                      1997                  1996                  1995
                               -----------------    -------------------   --------------------
                                 Oil       Gas        Oil        Gas         Oil         Gas
                                (Bbl)     (Mcf)      (Bbl)      (Mcf)       (Bbl)       (Mcf)
                               -------   -------    -------   ---------    --------   --------
                                                      (in thousands)
PROVED RESERVES
Beginning balance..........    115,996    37,273     94,408     43,110       61,459     51,009
Revisions of previous
 estimates.................    (16,091)    3,805     19,424      6,641        5,423      2,792
Extensions, discoveries,
 improved recovery and
   other additions.........     17,884     8,126      8,179      1,294       15,489      1,730
Sale of reserves in place..        (26)     (547)        (5)   (12,491)      (1,227)    (9,773)
Purchase of reserves in
 place.....................     40,764    14,566         45        862       17,640        130
Production.................     (6,900)   (2,873)    (6,055)    (2,143)      (4,376)    (2,778)
                               -------    ------    -------    -------     --------     ------
Ending balance.............    151,627    60,350    115,996     37,273       94,408     43,110
                               =======    ======    =======    =======     ========     ======
PROVED DEVELOPED RESERVES
Beginning balance..........     86,515    25,629     67,266     29,397       48,978     30,869
                               =======    ======    =======    =======     ========     ======
Ending balance.............     99,193    38,233     86,515     25,629       67,266     29,397
                               =======    ======    =======    =======     ========     ======

     The following table sets forth the Present Value of Proved Reserves as of December 31, 1997, 1996 and 1995.

                                    1997         1996         1995
                                  --------     --------     --------
                                          (in thousands)
Proved developed...........       $386,463     $574,686     $272,634
Proved undeveloped.........        124,530      190,088       94,146
                                  --------     --------     --------
   Total proved............       $510,993     $764,774     $366,780
                                  ========     ========     ========

     There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the Present Value of Proved Reserves shown above represents estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. The information set forth in the preceding tables includes revisions of reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. A large portion of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, 1996, and 1995 upon which proved reserve volumes, the Present Value of Proved Reserves and the Standardized Measure as of such dates were based, was $18.34 per barrel, $25.92 per barrel and $19.55 per barrel, respectively. Revisions of previous estimates set forth above include downward price related revisions of 16 MMBls in 1997 and positive price related revisions of 10 MMBbls in 1996. During the first quarter of 1998, the NYMEX Crude Oil Price fluctuated significantly, closing as high as $17.82 per barrel and as low as $13.21 per barrel. At March 23, 1998, the NYMEX Crude Oil Price was approximately $16.50 per barrel. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources, Liquidity and Financial Condition--Changing Oil and Natural Gas Prices".

     In accordance with the SEC guidelines, the reserve engineers' estimates of future net revenues from the Company's properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The crude oil price in effect at December 31, 1997, is based on the NYMEX Crude Oil Price received by the Company of $18.34 per barrel with variations therefrom based on location and grade of crude oil. The Company has entered into various fixed and floating price collar arrangements to fix the NYMEX Crude Oil Price for a significant portion of its crude oil production. On December 31, 1997, these arrangements provided for a NYMEX Crude Oil Price for: (i) 12,250 barrels per day from January 1, 1998, through December 31, 1998, at approximately $19.80 per barrel and (ii) 2,000 barrels per day from January 1, 1999, through December 31, 1999, at approximately $20.08 per barrel. Since December 31, 1997, the Company has entered into additional arrangements for 1999, which when combined with arrangements in effect at December 31, 1997, provide for a NYMEX Crude Oil Price for approximately 6,000 barrels per day from January 1, 1999, through December 31, 1999, at $18.55 per barrel. Arrangements in effect at December 31, 1997, are reflected in the reserve reports through the term of the arrangements. Location and quality differentials attributable to the Company's properties are not included in the foregoing prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX Crude Oil Price. The overall average prices used in the reserve reports as of December 31, 1997, were $13.91 per barrel of crude oil, condensate and natural gas liquids and $2.13 per Mcf of natural gas. See Item 1, "Business-- Product Markets and Major Customers". Prices for natural gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors.

     Since December 31, 1996, the Company has not filed any estimates of total proved net oil or natural gas reserves with any federal authority or agency other than the SEC. See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere in this Report for certain additional information concerning the proved reserves of the Company.

PRODUCTIVE WELLS AND ACREAGE

     As of December 31, 1997, the Company had working interests in 1,767 gross (1,758 net) active oil wells. These totals do not include the Company's royalty and overriding royalty interests in approximately 141 gross (5 net) producing oil wells.

     The following table sets forth certain information with respect to the developed and undeveloped acreage of the Company as of December 31, 1997.

                                          DECEMBER 31, 1997
                             -------------------------------------------
                              DEVELOPED ACRES(1)    UNDEVELOPED ACRES(2)
                             ------------------     --------------------
                              GROSS       NET        GROSS       NET(3)
                             -------     ------     -------    ---------
California................     6,260      6,187          10         10
Florida(4)................    12,339     12,147      90,539     79,440
Illinois..................    15,887     13,885      33,528     15,459
Indiana...................     1,155        854       1,280        575
Kansas....................        --         --      48,147     37,807
Kentucky..................        --         --       1,321        521
Louisiana.................        --         --       4,875      4,858
                              ------     ------     -------    -------
     Total................    35,641     33,073     179,700    138,670
                              ======     ======     =======    =======

------------
(1)  Developed acres are acres spaced or assigned to productive wells.
(2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.
(3) Less than 4% of total net undeveloped acres are covered by leases that expire from 1998 through 2001.
(4) Does not include approximately 800,000 acres covered by the Exploration Agreement entered into in February 1998 or 29,000 gross (28,000 net) acres under seismic option. See Item 1, "Exploration--Current Exploration Projects--Sunniland Trend".

DRILLING ACTIVITIES

     Certain information with regard to the Company's drilling activities during the years ended December 31, 1997, 1996 and 1995 is set forth below:

                                YEAR ENDED DECEMBER 31,
                       ----------------------------------------
                            1997         1996         1995
                       ------------  ------------  ------------
                       GROSS   NET   GROSS   NET   GROSS   NET
                       -----  -----  -----  -----  -----  -----
Exploratory Wells:
  Oil...............    2.00   2.00   0.00   0.00   0.00   0.00
  Natural gas.......    0.00   0.00   0.00   0.00   0.00   0.00
  Dry...............    0.00   0.00   2.00   0.63   1.00   0.40
                       -----  -----  -----  -----   ----   ----
      Total.........    2.00   2.00   2.00   0.63   1.00   0.40
                       =====  =====  =====  =====   ====   ====
Development Wells:
  Oil...............   58.00  57.06  24.00  24.00   0.00   0.00
  Natural gas.......    0.00   0.00   0.00   0.00   0.00   0.00
  Dry...............    0.00   0.00   0.00   0.00   1.00   0.50
                       -----  -----  -----  -----   ----   ----
      Total.........   58.00  57.06  24.00  24.00   1.00   0.50
                       =====  =====  =====  =====   ====   ====
Total Wells:
  Oil...............   60.00  59.06  24.00  24.00   0.00   0.00
  Natural gas.......    0.00   0.00   0.00   0.00   0.00   0.00
  Dry...............    0.00   0.00   2.00   0.63   2.00   0.90
                       -----  -----  -----  -----   ----   ----
      Total.........   60.00  59.06  26.00  24.63   2.00   0.90
                       =====  =====  =====  =====   ====   ====

     At December 31, 1997, the Company was in the process of drilling 7 gross (7 net) development wells. See Item 1, "Business--Acquisition and Exploitation" and "--Productive Wells and Acreage" for additional information regarding exploitation activities, including waterflood patterns, workovers and recompletions.

PRODUCTION AND SALES

     The following table presents certain information with respect to oil and natural gas production attributable to the Company's properties, the revenue derived from the sale of such production, average sales prices received and average production costs during the three years ended December 31, 1997, 1996 and 1995.

                                                           Year Ended December 31,
                                                     ------------------------------------
                                                       1997          1996          1995
                                                     --------       -------       -------
                                                     (in thousands, except per unit data)
Production:
   Crude oil and natural gas liquids (Bbls).....         6,900        6,055         4,376
   Natural gas (Mcf)............................         2,873        2,143         2,778
   BOE..........................................         7,379        6,412         4,839
Revenue:
   Crude oil and natural gas liquids............      $104,988      $95,224       $61,241
   Natural gas..................................         4,415        2,377         2,839
                                                      --------      -------       -------
   Total........................................      $109,403      $97,601       $64,080
                                                      ========      =======       =======
Average sales price:
   Crude oil and natural gas liquids (per Bbl)..      $  15.21      $ 15.73       $ 13.99
   Natural gas (per Mcf)........................      $   1.54      $  1.11       $  1.02
   Per BOE......................................      $  14.83      $ 15.22       $ 13.24
Production expenses per BOE.....................      $   6.16      $  6.04       $  6.25


CRUDE OIL STORAGE AND TERMINALLING FACILITIES

     In December 1993, the Company completed construction on the first phase of the Cushing Terminal in Cushing, Oklahoma. The first phase of the facility consists of two million barrels of shell storage capacity comprised of fourteen 100,000 barrel capacity tanks and four 150,000 barrel capacity tanks. In addition, the Company owns a 360,000 barrel terminal and dock facility located
in Ingleside, Texas, just north of the Port of Corpus Christi.   See Item 1,
"Business -- Midstream Activities".

OTHER FACILITIES

     The Company currently leases offices containing approximately 42,000 square feet in Houston, Texas.

ITEM 3.   LEGAL PROCEEDINGS

          On July 9, 1987, Exxon filed an interpleader action in the United States District Court for the Middle District of Florida, Exxon Corporation v.
E. W. Adams, et al., Case Number 87-976-CIV-T-23-B. This action was filed by Exxon to interplead royalty funds as a result of a title controversy between certain mineral owners in a field in Florida. One group of mineral owners, John
W. Hughes, et al. (the "Hughes Group"), filed a counterclaim against Exxon alleging fraud, conspiracy, conversion of funds, declaratory relief, federal and Florida RICO, breach of contract and accounting, as well as challenging the validity of certain oil and natural gas leases owned by Exxon, and seeking exemplary and treble damages. In March 1993, but effective November 1, 1992, Calumet, a wholly-owned subsidiary of the Company, acquired all of Exxon's leases in the field affected by this lawsuit. In order to address those counterclaims challenging the validity of certain oil and natural gas leases, which constitute approximately 10% of the land underlying this unitized field, Calumet filed a motion to join Exxon as plaintiff in the subject lawsuit, which was granted July 29, 1994. In August 1994, the Hughes Group amended its counterclaim to add Calumet as a counter-defendant. Exxon and Calumet filed a motion to dismiss the counterclaims. On March 22, 1996, the Court granted Exxon's and Calumet's motion to dismiss the counterclaims alleging fraud, conspiracy, and federal and Florida RICO violations and challenging the validity of certain of the Company's oil and natural gas leases but denied such motion as to the counterclaim alleging conversion of funds. The Company has reached an agreement in principle with all parties to settle this case. In consideration for full and final settlement, and dismissal with prejudice of all issues in this case, the Company has agreed to pay to the defendants the total sum of $100,000, and release certain royalty amounts held in suspense and in the court registry during the pendency of this case. Finalization of this settlement has been delayed due to disputes over certain title issues. Motions have been filed requesting the Court to rule on the disputes, but no hearing date has been set. The Company does not believe that the disputes will adversely affect the settlement reached between the Company and the defendants.

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

Greg L. Armstrong, President and Chief Executive Officer     Officer Since 1981

          Mr. Armstrong, age 39, has been President, Chief Executive Officer and a director of the Company since 1992. He was President and Chief Operating Officer from October to December 1992, and Executive Vice President and Chief Financial Officer from June to October 1992. He was Senior Vice President and Chief Financial Officer from 1991 to June 1992, Vice President and Chief Financial Officer from 1984 to 1991, Corporate Secretary from 1981 to 1988, and Treasurer from 1984 to 1987.

William C. Egg, Jr., Senior Vice President                   Officer Since 1984

          Mr. Egg, age 46, has been Senior Vice President of the Company since 1991. He was Vice President-Corporate Development of the Company from 1984 to 1991 and Special Assistant-Corporate Planning from 1982 to 1984.

Cynthia A. Feeback, Controller and Principal Accounting
  Officer                                                    Officer Since 1993

          Ms. Feeback, age 40, has been Controller and Principal Accounting Officer of the Company since 1993. She was Controller of the Company from 1990 to 1993 and Accounting Manager from 1988 to 1990.

Phillip D. Kramer, Senior Vice President, Chief Financial
  Officer and Treasurer                                      Officer Since 1987

          Mr. Kramer, age 42, became Senior Vice President and Chief Financial Officer of the Company in May 1997. He was Vice President and Chief Financial Officer from 1992 to 1997, Vice President and Treasurer from 1988 to 1992, Treasurer from 1987 to 1988, and Controller from 1983 to 1987.

Michael R. Patterson, Vice President and General Counsel     Officer Since 1985

          Mr. Patterson, age 50, has been Vice President and General Counsel of the Company since 1985 and Corporate Secretary since 1988.

Harry N. Pefanis, Senior Vice President                      Officer Since 1988

          Mr. Pefanis, age 40, became Senior Vice President in February 1996. He had been Vice President-Products Marketing of the Company since 1988. From 1987 to 1988 he was Manager of Products Marketing. From 1983 to 1987 he was Special Assistant for Corporate Planning for the Company. Mr. Pefanis is also President of Plains Marketing & Transportation Inc., a wholly-owned subsidiary of the Company.

Mary O. Peters, Vice President - Administration and Human
  Resources                                                 Officer Since 1991

          Ms. Peters, age 49, has been Vice President-Administration and Human Resources since 1991. She was Manager of Office Administration of the Company from 1984 to 1991.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          The Company's $.10 par value common stock is listed and traded on the American Stock Exchange under the symbol "PLX". The number of stockholders of record of the Common Stock as of March 20, 1998, was 1,409.

          For the periods indicated below, the following table sets forth the range of high and low closing sales prices for the Common Stock as reported on the American Stock Exchange Composite Tape.


                        High        Low
                     ---------   ---------
1997:
1st Quarter.......   $18   1/4   $12
2nd Quarter.......    15  3/16    11   7/8
3rd Quarter.......    18   1/2    15
4th Quarter.......    20   3/4    15   7/8

1996:
1st Quarter.......   $ 9   1/8   $ 7  7/16
2nd Quarter.......    13           8   1/2
3rd Quarter.......    14   7/8    11   3/4
4th Quarter.......    16   5/8    12   7/8

     The Company has not paid cash dividends on shares of the Common Stock since the Company's inception and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company is prohibited by provisions of the indenture governing the issue of $200 million 10.25% Senior Subordinated Notes Due 2006 (the "10.25% Notes") and the Company's $165 million revolving credit facility (the "Revolving Credit Facility") from paying dividends on the Common Stock.

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

                                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------------

                                                                    1997         1996          1995        1994         1993
                                                                 ----------   ---------     ---------    ---------   ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENT OF INCOME DATA:
Revenues:
   Oil and natural gas sales...................................    $109,403    $ 97,601       $ 64,080    $ 57,234     $ 57,507
   Marketing, transportation and storage.......................     752,522     531,698        339,826     199,239      128,186
   Other.......................................................         319         309            319         223          335
                                                                   --------    --------       --------    --------     --------
      Total revenue............................................     862,244     629,608        404,225     256,696      186,028
                                                                   --------    --------       --------    --------     --------
Expenses:
   Production expenses.........................................      45,486      38,735         30,256      27,220       28,285
   Purchases, transportation and storage.......................     740,042     522,167        333,460     193,049      124,390
   General and administrative..................................       8,340       7,729          7,215       6,966        7,724
   Depreciation, depletion and amortization....................      23,778      21,937         17,036      16,305       36,980(1)
   Interest expense............................................      22,012      17,286         13,606      12,585        8,847
   Litigation settlement.......................................          --       4,000(2)          --          --           --
                                                                   --------    --------       --------    --------     --------
      Total expenses...........................................     839,658     611,854        401,573     256,125      206,226
                                                                   --------    --------       --------    --------     --------
Income (loss) before income taxes and extraordinary item.......      22,586      17,754          2,652         571      (20,198)
Income tax expense (benefit)
   Current.....................................................         352          --             --          --           --
   Deferred....................................................       7,975      (3,898)            --          --           --
                                                                   --------    --------       --------    --------     --------
Income (loss) before extraordinary item........................      14,259      21,652          2,652         571      (20,198)
Extraordinary item, net of tax benefit.........................          --      (5,104)(3)         --          --           --
                                                                   --------    --------       --------    --------     --------
Net income (loss)..............................................    $ 14,259    $ 16,548       $  2,652    $    571     $(20,198)
                                                                   ========    ========       ========    ========     ========

Earnings (loss) per common share - basic:
   Before extraordinary item...................................    $   0.85    $   1.32       $   0.19    $   0.04     $  (1.77)
   Extraordinary item, net of income taxes.....................           -       (0.31)            --          --           --
                                                                   --------    --------       --------    --------     --------
                                                                   $   0.85    $   1.01       $   0.19    $   0.04     $  (1.77)
                                                                   ========    ========       ========    ========     ========

Earnings (loss) per common share - assuming dilution:
   Before extraordinary item...................................    $   0.77    $   1.23       $   0.16    $   0.04     $  (1.77)
   Extraordinary item, net of income taxes.....................           -        (.29)            --          --           --
                                                                   --------    --------       --------    --------     --------
                                                                   $   0.77    $   0.94       $   0.16    $   0.04     $  (1.77)
                                                                   ========    ========       ========    ========     ========

OTHER FINANCIAL DATA:
Cash flow from operations(4)...................................    $ 46,233    $ 39,942       $ 19,688    $ 16,876     $ 16,782
EBITDA(5)......................................................      68,310      57,184         33,294      29,461       25,629
Net cash provided by operating activities......................      30,307      39,008         16,984      18,369       10,397
Net cash used in investing activities..........................     107,634      52,496         64,398      40,158       76,451
Net cash provided by financing activities......................      78,524       9,876         52,252      19,297       44,688

                                                                                            AS OF DECEMBER 31,
                                                                   --------------------------------------------------------------
                                                                     1997          1996           1995         1994        1993
                                                                   ---------    ---------      ----------    ---------   --------
                                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................................    $  3,714     $  2,517        $  6,129     $  2,791    $  4,862
Working capital (deficit)......................................      (6,011)      (4,843)         (4,749)      (4,465)    (13,986)
Property and equipment, net....................................     413,308      311,040         280,538      217,602     191,985
Total assets...................................................     556,819      430,249         352,046      266,904     236,667
Long-term debt.................................................     285,728      225,399         205,089      149,600     141,600
Other long-term liabilities....................................       5,107        2,577           1,547        3,754         967
Redeemable preferred stock.....................................          --           --              --       20,937          --
Total stockholders' equity.....................................     133,193       95,572          77,029       46,462      44,997

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     For the three years ended December 31, 1997, the Company reported continued improvement in its fundamental operating and financial results. Upstream production volumes and midstream gross margin, the primary operating drivers for each segment, were up significantly in 1997, versus 1996 and 1995. For the three years ended December 31, 1997, the Company also reported significant increases in proved reserves and cash flow from oil and natural gas producing activities. Such increases are primarily the result of acquisition and exploitation activities in the Company's three core areas of California, the Sunniland Trend and the Illinois Basin. During 1997, the Company added to it's existing LA Basin Properties with the acquisition of the Montebello Field in March, and expanded into another California area with the acquisition of the Arroyo Grande Field in November. Combined, these two fields added approximately 43 million BOE to the Company's proved reserves at the acquisition dates. The Company's three core areas are comprised primarily of crude oil properties and together account for approximately 99% of the Company's year-end 1997 proved reserves. See Item 1, "Business--Acquisition and Exploitation--Current Exploitation Projects".

RESULTS OF OPERATIONS

     For the year ended December 31, 1997, the Company reported net income of $14.3 million, or $.85 per share ($.77 per share assuming dilution), on total revenue of $862.2 million compared to net income for 1996 of $16.5 million, or $1.01 per share ($.94 per share assuming dilution). Net income for 1995 was $2.7 million or $.19 per share ($.16 per share assuming dilution). Earnings per share for 1996 and 1995 has been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. For 1997, the Company reported pretax income of $22.6 million as compared to $17.8 million of pretax income in 1996 on higher oil prices. Net income for 1996 included an $11.0 million benefit associated with the recognition of a portion of a deferred tax asset that was previously fully reserved and a $5.1 million extraordinary charge net of taxes for early extinguishment of debt. EBITDA increased 19% in 1997 to $68.3 million from the $57.2 million reported in 1996 and 105% from the $33.3 million reported in 1995. Cash flow from operations (cash provided by operating activities before changes in assets and liabilities) increased to $46.2 million in 1997, 16% and 135% above the $39.9 million and $19.7 million reported in 1996 and 1995, respectively. Net cash provided by operating activities was $30.3 million for the year ended December 31, 1997, as compared to $39.0 million for 1996 and $17.0 million in 1995. The decrease in 1997 from 1996 is attributable to the purchase of crude oil inventory in contango market transactions. Such inventory was hedged against price risk and was sold during the first quarter of 1998.

Upstream Results

     The following table sets forth certain operating information of the Company for the periods presented:

                                                              YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                       1997            1996            1995
                                                      ------          ------          ------
                                                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
AVERAGE DAILY PRODUCTION VOLUMES
Barrels of oil equivalent:
   California (approximately 89% oil).............      11.2             9.2             8.4
   Sunniland Trend (100% oil).....................       5.3             4.7             3.4
   Illinois Basin (100% oil)......................       3.6             3.5             0.6
   Other..........................................       0.1             0.1             0.9
                                                      ------          ------          ------
      Total.......................................      20.2            17.5            13.3
                                                      ======          ======          ======

UNIT ECONOMICS
   Average sales price per BOE....................    $14.83          $15.22          $13.24
   Production expenses per BOE....................      6.16            6.04            6.25
                                                      ------          ------          ------
   Gross margin per BOE...........................      8.67            9.18            6.99
   Upstream G&A expenses per BOE..................      0.65            0.74            0.99
                                                      ------          ------          ------
   Gross profit per BOE...........................    $ 8.02          $ 8.44          $ 6.00
                                                      ======          ======          ======

     Oil and natural gas production volumes in 1997 totaled 7.4 million BOE, a 15% increase over the 1996 level of 6.4 million BOE and 52% above the 1995 level of 4.8 million BOE. Approximately 94% of 1997's equivalent production volumes were crude oil. Production volumes increased in each of the Company's three core areas due to the Company's acquisition and exploitation activities. Average net daily production from the Company's California Properties increased to approximately 11,200 BOE per day in 1997, up 2,000 BOE per day, or 22% over 1996 and 33% over the 1995 level. Excluding production from the Montebello and Arroyo Grande Fields which were acquired during 1997, aggregate Company production was up 8% from 1996. Net production from the Company's Sunniland Trend properties averaged approximately 5,300 barrels of oil per day in 1997, a 13% increase compared to 4,700 barrels per day in 1996 and 56% over the 3,400 barrels per day in 1995. Due to the high volume of production that is generated by very few wells in the Sunniland Trend, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production. Net daily production in the Illinois Basin averaged approximately 3,600 barrels per day during 1997, up 3% over 1996. The Company acquired the Illinois Basin properties in the fourth quarter of 1995.

     Oil and natural gas revenues increased to $109.4 million in 1997 as compared to $97.6 million in 1996 and $64.1 million in 1995 due to increased production volumes. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX prices, averaged $14.83 per BOE in 1997, a 3% decrease from the average price received in 1996, and an increase of 12% from the $13.24 per BOE in 1995. The NYMEX Crude Oil Price averaged $20.63 per barrel in 1997, $21.99 per barrel in 1996, and $18.40 per barrel in 1995. Financial swap arrangements and futures transactions entered into by the Company to hedge production are included in the Company's average product prices. Such transactions had the effect of decreasing the overall average price per BOE received by the Company by $1.26 in 1997, $2.62 in 1996 and $.17 in 1995. Approximately 78% of the Company's crude oil production was hedged throughout 1997 at an average NYMEX Crude Oil Price of approximately $19.31 per barrel. The Company routinely hedges a portion of its crude oil production. See "--Capital Resources, Liquidity and Financial Condition-- Changing Oil and Natural Gas Prices".

     Upstream unit gross margin (well-head revenue less production expenses) for 1997 was $8.67 per BOE, compared to $9.18 per BOE in 1996 and $6.99 per BOE in 1995. Average unit production expenses were $6.16 per BOE, $6.04 per BOE and $6.25 per BOE in 1997, 1996, and 1995, respectively. Total production expenses increased to $45.5 million from $38.7 million and $30.3 million in 1996 and 1995, respectively, primarily due to increased production volumes resulting from the Company's acquisition and exploitation activities.

     Unit G&A expense in the upstream segment decreased for the fifth consecutive year. Unit G&A expense decreased 12% to $.65 per BOE during 1997 from $.74 per BOE during 1996. Unit G&A expense was $.99 per BOE in 1995, $1.04 per BOE in 1994, $1.34 per BOE in 1993 and $2.48 per BOE in 1992. These reductions were directly attributable to increased production levels and to the Company's ongoing cost control efforts.

     As a result of the warm and abnormal weather generally referred to as El Nino, weather patterns throughout the United States have experienced meaningful variances from historical norms. In particular, California has been significantly affected by unusually large amounts of rainfall. Through mid-March 1998, areas within California where the Company's properties are located have experienced actual rainfall exceeding 150% of the rainfall typically received for an entire year. Such rainfall and associated high winds have an adverse effect on the Company's California operations. Specifically, such weather conditions cause erosion, flooding, electrical outages and various other related side effects. Such conditions result in reduced production due to down time and delays in implementing capital projects, as well as increased expenses associated with repair and mitigation costs.

     Through mid-March, aggregate production down time caused by El Nino was estimated at approximately 20,000 barrels and incremental operating expenses were estimated at approximately $500,000. While the Company believes it has taken appropriate steps to mitigate the adverse effects of El Nino on its operations, there can be no assurance that the preventative measures will prove effective, and the Company cannot predict the extent to which such adverse weather patterns will continue to impact the Company's 1998 operations, financial results or planned capital program.

Midstream Results

     The following table sets forth certain midstream operating information of the Company for the periods presented:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1997          1996          1995
                                                     --------      --------      --------
                                                                 (IN THOUSANDS)
OPERATING RESULTS
   Gross margin.................................      $12,480       $ 9,531       $ 6,366
   G&A expense..................................       (3,529)       (2,974)       (2,415)
                                                      -------       -------       -------
   Gross profit.................................      $ 8,951       $ 6,557       $ 3,951
                                                      =======       =======       =======

AVERAGE DAILY VOLUMES
   Crude oil barrels marketed...................           71            59            46
   Crude oil terminal throughput barrels........           69            56            42
                                                      -------       -------       -------
                                                          140           115            88
                                                      =======       =======       =======

    The Company's midstream segment reported gross margin (revenues less direct expenses of purchases, transportation, storage and terminalling) of $12.5 million for the year ended December 31, 1997, reflecting a 31% increase over the $9.5 million reported for the 1996 period and an approximate 96% increase over 1995. Gross profit, which deducts G&A expenses attributable to this segment, totaled $9.0 million for 1997, approximately 37% and 127% over the amounts reported for 1996 and 1995, respectively. Net of interest expense associated with contango inventory transactions, midstream gross margin and gross profit for the current year were $11.6 million and $8.1 million, respectively, representing increases of approximately 22% and 23% over the 1996 respective amounts. Gross revenues from this segment were $752.5 million, $531.7 million and $339.8 million for 1997, 1996 and 1995, respectively. The increases in revenues and profitability are primarily due to increased volumes marketed and activities at the Cushing Terminal. The Company's terminalling and storage activities are generally counter cyclical to its crude oil marketing activities. Typically, marketing margins are strongest in a backward market. During a contango market, when marketing margins are generally smaller, the Company's terminalling and storage operations at the Cushing Terminal typically become more profitable due to (i) the Company's ability to take delivery on crude oil which is simultaneously purchased and resold at a profit for delivery in a subsequent month and (ii) the increased demand by third parties for storage capacity. Storage and terminalling margins were generally stronger in 1997, and marketing margins were stronger in 1996 and 1995. Aggregate marketing and terminalling volumes averaged 140,000 barrels per day in 1997 versus 115,000 barrels per day in 1996 and 88,000 barrels per day in 1995. Midstream G&A expenses were $3.5 million, $3.0 million, and $2.4 million for 1997, 1996 and 1995, respectively. Such increases are primarily attributable to the continued expansion of the Company's marketing and terminalling activities.

General

    Total G&A expenses, including midstream activities, were $8.3 million for the year ended December 31, 1997, compared to $7.7 million and $7.2 million for 1996 and 1995, respectively. The increases are primarily attributable to increased expenses associated with the Company's midstream activities. Depreciation, depletion and amortization ("DD&A") per BOE declined to $2.83 in 1997 from $3.00 in 1996 and $3.02 in 1995 primarily as a result of the Company's acquisition and exploitation activities. Primarily as a result of increased production levels, total DD&A for the year ended December 31, 1997 was $23.8 million as compared to $21.9 million and $17.0 million in 1996 and 1995, respectively.

    Interest expense, net of capitalized interest, for 1997 increased to $22.0 million as compared to $17.3 million in 1996 and $13.6 million in 1995. The increases are primarily due to (i) higher debt levels related to the Company's acquisition, exploitation, development and exploration activities, including the acquisition of the Montebello Field, (ii) short-term borrowings in 1997 for the purchase of crude oil inventory associated with contango crude oil inventory transactions and (iii) a higher average interest rate, partially attributable to the $50 million add-on to the 10.25% Notes in July 1997. During 1997, 1996 and 1995, the Company capitalized $3.3 million, $3.6 million and $3.1 million of interest, respectively.

    During 1996, the Company settled two lawsuits filed in 1992 and 1993, relating to activities in 1991 and 1992, against certain of its officers and directors for a cash payment of approximately $6.3 million. Approximately $4.1 million of such amount was paid by the Company's insurance carrier and $2.2 million was paid by the Company. Taking into account prior costs incurred by the Company to defend these suits, and for which the Company agreed to relinquish its claims for reimbursement against its insurance company, this settlement resulted in a charge to 1996 first quarter earnings of $4 million.

    For the year ended December 31, 1997, the Company recognized a deferred tax provision of $8.0 million and a current tax provision of $.4 million. For 1996, the Company recognized a net deferred tax benefit before extraordinary item of $3.9 million. Such amount consists of a $7.1 million deferred tax provision on the Company's income before extraordinary item and an $11.0 million reduction in the valuation allowance reserved against the Company's net deferred tax asset. In 1996, the Company also reported a $3.4 million deferred tax benefit as an extraordinary item which was attributable to the $8.5 million pre-tax first quarter extraordinary loss from the early redemption of the Company's 12% Senior Subordinated Notes due 1999 (the "12% Notes"). Although the Company recorded net income for 1995, no provision for income taxes was reflected, but rather the valuation allowance discussed above was adjusted.

    The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company expects to incur internal staff costs as well as some consulting and other expenses necessary to prepare the systems for the year 2000. The Company does not expect the amounts required to be expensed over the next year to have a material effect on its results of operations. The Company expects all Year 2000 issues to be resolved in a timely manner during 1998 and 1999. There can be no assurance that the systems of other companies on which the Company relies also will be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company. In order to minimize this impact, the Company is in contact with its vendors and customers to work toward their compliance.

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

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

    In March 1997, the Company completed the acquisition of Chevron's interest in the Montebello Field for approximately $25 million, effective February 1, 1997. The assets acquired consist of a 100% working interest and a 99.2% net revenue interest in 55 producing oil wells and related facilities and also include approximately 450 acres of surface fee land. At the acquisition date, the Montebello Field, which is located approximately 15 miles from the Company's existing LA Basin operations, was producing approximately 800 barrels of oil and 800 Mcf of gas per day and added approximately 23 million barrels of oil equivalent to the Company's proved reserves. As a result of high intert content, the Company's gas production in the Montebello Field is difficult to market and currently is delivered for no value. To ensure that the Company is able to develop and produce its oil reserves without restriction due to lack of markets, the Company has made arrangements with the former owner of the Montebello Field to take its natural gas production volumes at no incremental value when the Company is unable to find a market for the gas. The Company intends to spend approximately $2.5 million during 1998 and 1999 to improve the quality of the gas through upgrading and refining the existing gas collection system, as well as adding additional processing capacity. The Company believes that this will enable it to obtain an alternative market for the gas production, although such market cannot be assured. See Item 1, "Business--Product Markets and Major Customers". The Montebello Acquisition was funded with proceeds from the Revolving Credit Facility.

    On November 12, 1997, the Company acquired a 100% working interest and a 97% net revenue interest in the Arroyo Grande Field in San Luis Obispo County, California, from subsidiaries of Shell. The assets acquired include surface and development rights to approximately 1,000 acres included in the 1,500 acre unit. At the acquisition date, the field was producing approximately 1,600 barrels (approximately 1,500 barrels net to the Company) of 14(degree) API gravity oil per day from 70 wells.

    The aggregate purchase price of $22.1 million consisted of (i) rights to a non-producing property interest conveyed to Shell, (ii) the issuance of 46,600 shares of Series D Preferred Stock with an aggregate stated value of $23.3 million and (iii) a 5 year warrant to purchase 150,000 shares of Common Stock at $25 per share. No proved reserves had been assigned to the rights to the property interest conveyed. Each share of the Series D Preferred Stock has a stated value of $500 and is convertible into Common Stock at a ratio of $25.00 of stated value for each share of Common Stock to be issued. Commencing January 1, 2000, the Series D Preferred Stock will bear an annual dividend of $30.00 per share. Prior to such date no dividends will accrue. The Series D Preferred Stock is redeemable at the Company's option at 140% of stated value. If not previously redeemed or converted, the Series D Preferred Stock will automatically convert into 932,000 shares of Common Stock in 2012. The Series D Preferred Stock was initially recorded at $20.5 million, a discount of $2.8 million from the stated value. This discount will be amortized to retained earnings during the two year period dividends do not accrue.

    In March 1997, the Company's Revolving Credit Facility and borrowing base thereunder was increased to $165 million from $125 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 1999, with a final maturity of July 1, 2004, and bears interest at the option of the Company at LIBOR plus 1 3/8% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's subsidiaries except PMCT Inc. and Plains All American and is secured by the upstream oil and gas properties of the Company and the guaranteeing subsidiaries and the stock of all subsidiaries except Plains All American. At December 31, 1997, the Company had $80 million in borrowings and a $1.0 million standby letter of credit outstanding under the Revolving Credit Facility.

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

    The stated coupon rate of interest and maturity date of the Series C 10.25% Notes and the Series D 10.25% Notes (collectively, the "Series C & D 10.25% Notes") are the same as those of the Company's existing $150 million principal amount of senior subordinated notes currently outstanding (the "Series A & B 10.25% Notes"). The Series A 10.25% Notes, the Series B 10.25% Notes, the Series C 10.25% Notes and the Series D 10.25% Notes (collectively, the "10.25% Notes") are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13% of the principal amount thereof, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% of the principal amount thereof plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the Series A & B 10.25% Notes and up to $15 million in principal amount of the Series C & D 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds of any Public Equity Offering (as both are defined in the indenture under which the 10.25% Notes were issued (the "Indenture")).

    Plains Marketing has a $90 million Uncommitted Secured Demand Transactional Line of Credit Facility (the "Transactional Facility") with five banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. In August 1997, the sublimit for cash borrowings under the Transactional Facility was increased to $25 million from $20 million. Letters of credit under the Transactional Facility are generally issued for seventy-day periods and bear fees of 1 1/8% per annum. Borrowings incur interest at the option of the borrower at (i) the Base Rate or (ii) LIBOR plus 1 1/2%. At December 31, 1997, approximately $37.8 million in letters of credit and $18.0 million in borrowings were outstanding under the Transactional Facility.

    The Transactional Facility is secured by all of the assets of Plains Marketing and is guaranteed by the Company. The Company's guarantee is secured by a $1.0 million standby letter of credit issued on behalf of the Company. All financings under the Transactional Facility, which expires in November 1998, are at the discretion of the lenders.

    At December 31, 1997, the Company had a working capital deficit of approximately $6.0 million. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility. The working capital deficits at December 31, 1996 and 1995, were $4.8 million and $4.7 million, respectively.

    On March 21, 1998, Plains All American entered into a definitive agreement to acquire all of the outstanding capital stock of the Celeron Companies from Goodyear. Aggregate proceeds to Goodyear through closing are estimated at $420 million. The principal assets of the entities to be acquired include the All American Pipeline System, a 1,233-mile crude oil pipeline extending from California to Texas, and a 45-mile crude oil gathering system in the San Joaquin Valley of California, as well as other assets related to such operations. The purchase price is subject to certain adjustments through the closing date, and the transaction is subject to regulatory review and approval by the United States Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, and by the Public
Utilities Commission of the State of California.   The transaction is expected
to be completed in the third quarter of 1998 after regulatory approvals have been secured.

    A major source of financing for the transaction will be provided through a new $325 million, limited recourse bank facility made available to Plains All American by ING Barings and BankBoston, N.A. In addition to the bank facility, the Company will make a capital contribution to Plains All American of up to $130 million which will be used to fund the balance of the purchase price and transaction costs and provide initial working capital. To finance its capital contribution, the Company will borrow approximately $50 million under the Revolving Credit Facility and has entered into financing commitments for a new issue of privately placed, convertible preferred stock aggregating approximately $80 million. Commitments for the preferred stock placement have been obtained from a group of equity investors comprised primarily of existing shareholders. The preferred stock has an aggregate stated value of $80 million and bears a cumulative dividend of 9.5% per annum, payable semi-annually in either cash or additional shares of preferred stock at the Company's option. Each share of preferred stock is convertible into 27.78 shares of Common Stock (an effective conversion price of $18.00 per share) and in certain circumstances may be converted at the Company's option into Common Stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. The preferred stock is redeemable at the option of the Company at 110% of stated value after March 31, 1999, and at declining amounts thereafter. If not previously redeemed or converted, the preferred stock is required to be redeemed in 2012.

    The All American Pipeline is the single largest crude oil pipeline connecting California to West Texas, where it connects with pipelines that transport crude oil to Cushing, Oklahoma and the Gulf Coast. The Cushing Interchange is the largest crude oil trading location in the United States and the designated delivery point for the NYMEX crude oil futures contract. At Cushing, the Company owns and operates the Cushing Terminal, the largest terminal facility in Cushing not owned by a major oil company and the fourth largest overall. The 45-mile gathering system is located in the San Joaquin Valley, currently the most prolific crude oil producing region in the continental United States. The areas serviced by the pipeline and gathering system currently produce over 700,000 barrels of crude oil per day, representing approximately 15% of total oil production in the continental United States. For 1997, the operations to be acquired generated approximately $65 million in EBITDA.

    The Company has made and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and natural gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, bank borrowings, and the sale of subordinated notes, common stock and preferred stock. The Company intends to make aggregate capital expenditures of approximately $103 million in 1998, including approximately $91 million on the development and exploitation of its California, Sunniland Trend and Illinois Basin properties, approximately $6 million on exploration activities primarily in the Sunniland Trend and approximately $6 million for various other capital items. In addition, the Company intends to continue to pursue the acquisition of underdeveloped producing properties. The Company believes that it will have sufficient cash from operating activities and borrowings under the Revolving Credit Facility to fund such planned capital expenditures.

Changing Oil and Natural Gas Prices

    The Company is affected by changes in crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, substantial future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. In order to manage its exposure to commodity price risk, the Company has routinely hedged a portion of its crude
oil production.   For 1998, the Company has entered into various fixed price and floating price collar arrangements. Such arrangements generally provide the Company with downside price protection on approximately 12,250 barrels of oil per day at a NYMEX Crude Oil Price of approximately $19.80 per barrel. Thus, based on the Company's average fourth quarter 1997 crude oil production rate, these arrangements generally provide the Company with downside price protection for approximately 60% of its production. In addition, the Company also has fixed price arrangements on 6,000 barrels per day in 1999 at a NYMEX Crude Oil Price of $18.55 per barrel, or approximately 30% of fourth quarter 1997 crude
oil production levels.   The foregoing NYMEX Crude Oil Prices are before quality
and location differentials. Management intends to continue to maintain hedging arrangements for a significant portion of its production. Such contracts may expose the Company to the risk of financial loss in certain circumstances. See
Item 1, "Business--Product Markets and Major Customers".

    Additionally decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. A large portion of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, upon which proved reserve volumes, the Present Value of Proved Reserves and the Standardized Measure as of such date were based, was $18.34 per barrel. During the first quarter of 1998, the benchmark NYMEX crude oil price fluctuated significantly, closing as high as $17.82 per barrel and as low as $13.21 per barrel. At March 23, 1998, the benchmark NYMEX crude oil price was approximately $16.50 per barrel. Under full cost accounting rules as prescribed by the SEC, unamortized costs of proved oil and natural gas properties are subject to a ceiling which limits such costs to the Present Value of Proved Reserves reduced by future discounted income taxes (the "Standardized Measure"). At December 31, 1997, the Standardized Measure of the Company's proved reserves was greater than the book carrying cost of the Company's oil and gas properties by approximately $85 million. Subject to ongoing exploitation and production activities which may affect the estimated volumes and values of the Company's oil and gas properties, the Company estimates that the Standardized Measure of the Company's proved reserves will approximate the book carrying cost of such properties at a NYMEX benchmark crude oil price between $15.00 and $16.00 per barrel and the Company could be required to record a noncash writedown of such capitalized costs.

Investing Activities

    Net cash flows used in investing activities were $107.6 million, $52.5 million and $64.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. Included in such amounts are payments, net of cash received from property sales and reimbursements from partners, for acquisition, development and exploration costs of $103.0 million, $49.9 million and $63.9 million for the same periods, respectively. Such payments for 1997 and 1995 include $22.0 million and $45.0 million related to the acquisition of the Montebello Field and the Illinois Basin Properties, respectively. The Company expended $4.7 million, $2.6 million and $1.1 million in 1997, 1996 and 1995, respectively, for other property additions, primarily for surface fee land acquired in connection with the Montebello Field in 1997, midstream activities and computer equipment.

Financing Activities

    Net cash provided by financing activities amounted to $78.5 million, $9.9 million and $52.3 million for 1997, 1996 and 1995, respectively. Aggregate proceeds from long-term borrowings for these same years were $266.9 million, $263.7 million and $83.6 million, respectively, while payments of long-term debt were $207.0 million, $248.1 million and $32.7 million for the respective periods. Approximately $25 million borrowed under the Revolving Credit Facility to fund the acquisition of the Montebello Field and related surface fee land is included in proceeds from long-term debt in 1997. Also included in financing activities during 1997 are net proceeds of approximately $53 million from the sale of the Series C & D 10.25% Notes and a corresponding payment on the Revolving Credit Facility. Financing activities during 1996 include net proceeds of approximately $144.6 million from the Series A & B 10.25% Notes, approximately $107 million for the repayment of the 12% Notes, including the 6% call premium and the net defeasance costs, and approximately $42 million for the repayment of the Illinois Basin acquisition bridge indebtedness. The Illinois Basin acquisition indebtedness of $42 million is included in aggregate financing proceeds for 1995. Remaining long-term debt activity is primarily related to advances received and payments made on the Revolving Credit Facility. Financing activities during 1997 include proceeds of $39 million from short-term borrowings and $21 million of repayments related to crude oil inventory transactions at the Cushing Terminal. The short-term borrowings were made under the Transactional Facility and all inventory acquired has been hedged against price risk. Financing activities include proceeds from the sale of capital stock of $1.1 million, $1.8 million and $.9 million in 1997, 1996 and 1995, respectively. Such proceeds were primarily from the exercise of employee stock options.

Commitments

    Although the Company obtained environmental studies on its properties in California, the Sunniland Trend and Illinois Basin, and the Company believes that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for approximately 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations.

    Consistent with normal industry practices, substantially all of the Company's oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. The Company has estimated that the costs to perform these tasks is approximately $11.0 million, net of salvage value and other considerations.
Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization. Results from operations for 1997, 1996 and 1995 include $.6 million, $.8 million and $1.0 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in the accompanying Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be provided in this item is included in the Consolidated Financial Statements of the Company, including the Notes thereto, attached hereto as pages F-1 to F-25 and such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure with the Company's independent accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company will be included in the proxy statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 1997, and is incorporated herein by reference. Information with respect to the Company's executive officers is presented in Part I, Item 4 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information, if any, regarding beneficial ownership of the Common Stock will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding Certain Relationships and Related Transactions will be included in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1)  Financial Statements

           The financial statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" on Page F-1 hereof.

      (2)  Exhibits


           2(a)       -   Purchase and Sale Agreement dated October 31, 1995, between Marathon and Crete, as amended by that certain Amendment dated December 4, 1995, among Marathon, Plains
                          Resources Inc. and Plains Illinois Inc. (incorporated by reference to Exhibit 2.1 to
                          Form 8-K dated January 4, 1996).
           2(b)       -   Stock Purchase Agreement dated as of March 15, 1998, among Plains Resources Inc.,
                          Plains All American Inc. and Wingfoot Ventures Seven Inc.
           3(a)       -   Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December
                          31, 1995).
           3(b)       -   Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
           3(c)        -  Certificate of Designation, Preference and Rights of Series D Cumulative Convertible
                          Preferred Stock (incorporated by reference to Exhibit 3(c) to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended September 30, 1997).
           4           -  Indenture dated as of March 15, 1996, among the Company, the Subsidiary Guarantors named therein and Texas Commerce Bank National Association, as Trustee for the
                          Company's 10 1/4% Senior Subordinated Notes due 2006, Series A and Series B
                          (incorporated by reference to Exhibit 4(b) to the Company's Form S-3 (Registration No.
                          333-1851)).
           4(a)        -  Indenture dated as of July 21, 1997, among the Company, the Subsidiary Guarantors named therein and Texas Commerce Bank National Association, as Trustee  for the Company's
                          10 1/4% Senior Subordinated Notes due 2006, Series C and Series D (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
           4(b)       -   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the
                          Company's Form S-1 Registration Statement (Reg. No. 33-33986)).
           4(c)       -   Purchase Agreement for Stock Warrant dated May 16, 1994, between Plains Resources Inc.
                          and Legacy Resources, Co., L.P. (incorporated by reference to Exhibit 4(d) to the
                          Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994).
           4(d)        -  Warrant dated November 12, 1997, to Shell Land & Energy Company for the purchase of
                          150,000 shares of Common Stock (incorporated by reference to Exhibit 4(d) to the
                          Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                          1997).
           10(a)*     -   Employment Agreement dated as of March 1, 1993, between the Company and Greg L.
                          Armstrong (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1993).
           10(b)*     -   The Company's 1991 Management Options (incorporated by reference to Exhibit 4.1 to the
                          Company's Form S-8 Registration Statement (Reg. No. 33-43788)).
           10(c)*     -   The Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (Reg. No. 33-48610)).


           10(d)*     -   The Company's Amended and Restated 401(k) Plan (incorporated by reference to Exhibit
                          10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
           10(e)*     -   The Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 4 to the
                          Company's Form S-8 Registration Statement (Reg. No. 333-06191)).
           10(f)      -   Uncommitted Secured Transactional Line of Credit Facility letter agreement dated as of
                          August 23, 1995, between Plains Marketing & Transportation Inc. and The First National
                          Bank of Boston, et al. (incorporated by reference to Exhibit 10(m) of the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1995).
           10(g)      -   Third Amended and Restated Credit Agreement dated as of April 11, 1996 among the
                          Company and ING (U.S.) Capital Corporation, et al. (incorporated by reference to
                          Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                          March 31, 1996).
           10(h)      -   First Amendment to Third Amended and Restated Credit Agreement dated as of December 16,
                          1996, among the Company and ING (U.S.) Capital Corporation, et al. (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
           10(i)      -   Amendment dated as of November 22, 1996 to Uncommitted Secured Transactional Line of
                          Credit between Plains Marketing & Transportation Inc. and The First National Bank of
                          Boston, et al. (incorporated by reference to Exhibit 10(j) to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1996).
           10(j)*     -   Stock Option Agreement dated August 27, 1996 between the Company and Greg L. Armstrong
                          (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1996).
           10(k)*     -   Stock Option Agreement dated August 27, 1996 between the Company and William C. Egg Jr.
                          (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1996).
           10(l)*     -   First Amendment to the Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1996).
           10(m)      -   Second Amendment to Third Amended and Restated Credit Agreement dated as of March 7,
                          1997, among the Company and Internationale Nederlanden (U.S.) Capital Corporation,
                          et.al. (incorporated by reference to Exhibit 10(o) to the Company's Quarterly Report on
                          Form 10-Q for the quarterly period end March 31, 1997).
           10(n)       -  Third Amendment to the Third Amended and Restated Credit Agreement dated as of July 18,
                          1997, among the Company and ING (U.S.) Capital Corporation, et.al. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
                          quarterly period ended June 30, 1997).
           10(o)       -  Fourth Amendment to the Third Amended and Restated Credit Agreement dated as of August
                          29, 1997, among the Company and ING (U.S.) Capital Corporation, f/k/a Internationale
                          Nederlanden (U.S. Capital Corporation, et.al. (incorporated by reference to Exhibit
                          10(p) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                          September 30, 1997).
           10(p)       -  Fifth Amendment to the Third Amended and Restated Credit Agreement dated as of November
                          3, 1997, among the Company and ING (U.S.) Capital Corporation, f/k/a Internationale
                          Nederlanden (U.S. Capital Corporation, et.al. (incorporated by reference to Exhibit
                          10(q) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                          September 30, 1997).
           10(q)       -  Fifth Amendment to the Uncommitted Secured Demand Transactional Line of Credit Facility
                          between Plains Marketing & Transportation Inc. and BankBoston, N.A. (f/k/a The First
                          National Bank of Boston) et.al., dated as of August 7, 1997, (incorporated by reference to Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).


           10(r)       -  Sixth Amendment to the Uncommitted Secured Demand Transactional Line of Credit Facility
                          between Plains Marketing & Transportation Inc. and BankBoston, N.A. (f/k/a The First
                          National Bank of Boston) et.al., dated as of August 29, 1997, (incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the
                          quarterly period ended September 30, 1997).
           10(s)*      -  Second Amendment to the Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
           10(t)       -  Seventh Amendment to the Uncommitted Secured Demand Transactional Line of Credit
                          Facility between Plains Marketing & Transportation Inc. and BankBoston, N.A. (f/k/a The
                          First National Bank of Boston) et.al., dated as of November 20, 1997.
           10(u)       -  Eighth Amendment to the Uncommitted Secured Demand Transactional Line of Credit
                          Facility between Plains Marketing & Transportation Inc. and BankBoston, N.A. (f/k/a The
                          First National Bank of Boston) et.al., dated as of January 23, 1998.
           10(v)       -  Sixth Amendment to the Third Amended and Restated Credit Agreement dated as of February
                          10, 1998, among the Company and ING (U.S.) Capital Corporation, f/k/a Internationale
                          Nederlanden (U.S.) Capital Corporation, et.al.
           10(w)       -  Seventh Amendment to the Third Amended and Restated Credit Agreement dated as of March
                          20, 1998, among the Company and ING (U.S.) Capital Corporation, f/k/a Internationale
                          Nederlanden (U.S.) Capital Corporation), et.al.
           21          -  Subsidiaries of the Company.
           23(a)       -  Consent of Price Waterhouse LLP.
           27(a)       -  Financial Data Schedule for the year ended December 31, 1997.
           27(b)       -  Financial Data Schedule for the nine months ended September 30, 1997, restated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128").
           27(c)       -  Financial Data Schedule for the six months ended June 30, 1997, restated in accordance with the provisions of SFAS 128.
           27(d)       -  Financial Data Schedule for the three months ended March 31, 1997, restated in accordance with the provisions of SFAS 128.
           27(e)       -  Financial Data Schedule for the year ended December 31, 1996, restated in accordance with the provisions of SFAS 128.
           27(f)       -  Financial Data Schedule for the nine months ended September 30, 1996, restated in accordance with the provisions of SFAS 128.
           27(g)       -  Financial Data Schedule for the six months ended June 30, 1996, restated in accordance with the provisions of SFAS 128.
           27(h)       -  Financial Data Schedule for the three months ended March 31, 1996, restated in accordance with the provisions of SFAS 128.
           27(i)       -  Financial Data Schedule for the year ended December 31, 1995, restated in accordance with the provisions of SFAS 128.

---------------
*A management contract or compensation plan.

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PLAINS RESOURCES INC.



Date: March 26, 1998            By: /s/ Phillip D. Kramer
                                    --------------------------------------------
                                    Phillip D. Kramer, Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 26, 1998            By: /s/ Greg L. Armstrong
                                    --------------------------------------------
                                    Greg L. Armstrong, President,
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)



Date: March 26, 1998            By: /s/ Jerry L. Dees
                                    --------------------------------------------
                                    Jerry L. Dees, Director



Date: March 26, 1998            By: /s/ Tom H. Delimitros
                                    --------------------------------------------
                                    Tom H. Delimitros, Director



Date: March 26, 1998            By: /s/ Cynthia A. Feeback
                                    --------------------------------------------
                                    Cynthia A. Feeback, Controller and Principal
                                    Accounting Officer (Principal Accounting
                                    Officer)



Date: March 26, 1998            By: /s/ William M. Hitchcock
                                    --------------------------------------------
                                    William M. Hitchcock, Director

Date: March 26, 1998            By: /s/ Phillip D. Kramer
                                    --------------------------------------------
                                    Phillip D. Kramer, Senior Vice President and
                                    Chief Financial Officer (Principal Financial
                                    Officer)



Date: March 26, 1998            By: /s/ Dan M. Krausse
                                    --------------------------------------------
                                    Dan M. Krausse, Chairman of the Board and
                                    Director



Date: March 26, 1998            By: /s/ John H. Lollar
                                    --------------------------------------------
                                    John H. Lollar, Director



Date: March 26, 1998            By: /s/ Robert V. Sinnott
                                    --------------------------------------------
                                    Robert V. Sinnott, Director



Date: March 26, 1998            By: /s/ J. Taft Symonds
                                    --------------------------------------------
                                    J. Taft Symonds, Director


     The Annual Report to Stockholders of the Company for the year ended December 31, 1997, and the proxy statement relating to the annual meeting of stockholders will be furnished to stockholders subsequent to the filing of this Annual Report on Form 10-K. Such documents have not been mailed to stockholders as of the date of this report.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
Plains Resources Inc. and Subsidiaries Consolidated
 Financial Statements:
    Report of Independent Accountants.........................  F-2
    Consolidated Balance Sheets as of December 31, 1997
     and 1996.................................................  F-3
    Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995.........................  F-4
    Consolidated Statements of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995...................  F-5
    Consolidated Statements of Changes in Stockholders'
     Equity for the years ended December 31, 1997, 1996
     and 1995.................................................  F-6
    Notes to Consolidated Financial Statements................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Plains Resources Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plains Resources Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

/s/Price Waterhouse

Houston, Texas
February 19, 1998

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        DECEMBER 31,
                                                                                               ------------------------------
                                                                                                   1997               1996
                                                                                               -----------         ----------
                                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents.................................................................      $   3,714          $   2,517
Accounts receivable.......................................................................         99,597             93,686
Inventory.................................................................................         22,802              4,563
Prepaids and other........................................................................            667              1,092
                                                                                                ---------          ---------
Total current assets......................................................................        126,780            101,858
                                                                                                ---------          ---------

PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method:
   Subject to amortization................................................................        498,038            384,019
   Not subject to amortization............................................................         52,024             41,698
Midstream assets, primarily crude oil terminal and storage facility.......................         35,451             35,122
Other property and equipment..............................................................          8,074              8,275
                                                                                                ---------          ---------
                                                                                                  593,587            469,114
Less allowance for depreciation, depletion and amortization...............................       (180,279)          (158,074)
                                                                                                ---------          ---------
                                                                                                  413,308            311,040
                                                                                                ---------          ---------
OTHER ASSETS..............................................................................         16,731             17,351
                                                                                                ---------          ---------
                                                                                                $ 556,819          $ 430,249
                                                                                                =========          =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities............................................      $ 102,663          $  93,242
Interest payable..........................................................................          6,601              5,089
Royalties payable and drilling advances...................................................          5,016              7,859
Notes payable and other current obligations...............................................         18,511                511
                                                                                                ---------          ---------
Total current liabilities.................................................................        132,791            106,701

BANK DEBT.................................................................................         80,000             72,700
SUBORDINATED DEBT.........................................................................        202,661            149,121
OTHER LONG-TERM DEBT......................................................................          3,067              3,578
OTHER LONG-TERM LIABILITIES...............................................................          5,107              2,577
                                                                                                ---------          ---------
                                                                                                  423,626            334,677
                                                                                                ---------          ---------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock, $1.00 par value,
   46,600 shares authorized, issued and outstanding
   at December 31, 1997, net of discount of $2,629,000....................................         20,671                 --
Common Stock, $.10 par value, 50,000,000 shares authorized; issued and outstanding 16,703,074 shares at December 31, 1997, and 16,518,645
   shares at December 31, 1996............................................................          1,670              1,652
Additional paid-in capital................................................................        122,887            120,051
Accumulated deficit.......................................................................        (12,035)           (26,131)
                                                                                                ---------          ---------
                                                                                                  133,193             95,572
                                                                                                ---------          ---------
                                                                                                $ 556,819          $ 430,249
                                                                                                =========          =========

                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------
                                                                                  1997              1996               1995
                                                                                --------          --------           --------
REVENUE
Oil and natural gas sales.................................................      $109,403          $ 97,601           $ 64,080
Marketing, transportation and storage.....................................       752,522           531,698            339,826
Interest and other income.................................................           319               309                319
                                                                                --------          --------           --------
                                                                                 862,244           629,608            404,225
                                                                                --------          --------           --------
EXPENSES
Production expenses.......................................................        45,486            38,735             30,256
Purchases, transportation and storage.....................................       740,042           522,167            333,460
General and administrative................................................         8,340             7,729              7,215
Depreciation, depletion and amortization..................................        23,778            21,937             17,036
Interest expense..........................................................        22,012            17,286             13,606
Litigation settlement.....................................................            --             4,000                 --
                                                                                --------          --------           --------
                                                                                 839,658           611,854            401,573
                                                                                --------          --------           --------
Income before income taxes and extraordinary item.........................        22,586            17,754              2,652
Income tax expense (benefit)
   Current................................................................           352                --                 --
   Deferred...............................................................         7,975            (3,898)                --
                                                                                --------          --------           --------
INCOME BEFORE EXTRAORDINARY ITEM..........................................        14,259            21,652              2,652

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, net of tax benefit...............            --            (5,104)                --
                                                                                --------          --------           --------
NET INCOME................................................................      $ 14,259          $ 16,548           $  2,652
                                                                                ========          ========           ========

Basic earnings per share:
   Income before extraordinary item.......................................      $   0.85          $   1.32           $   0.19
   Extraordinary item.....................................................             -             (0.31)                 -
                                                                                --------          --------           --------
   Net income.............................................................      $   0.85          $   1.01           $   0.19
                                                                                ========          ========           ========
Diluted earnings per share:
   Income before extraordinary item.......................................      $   0.77          $   1.23           $   0.16
   Extraordinary item.....................................................             -             (0.29)                 -
                                                                                --------          --------           --------
   Net income.............................................................      $   0.77          $   0.94           $   0.16
                                                                                ========          ========           ========

                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------
                                                                                        1997            1996         1995
                                                                                      ----------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................................    $  14,259     $  16,548     $  2,652
Items not affecting cash flows from operating activities:
   Depreciation, depletion and amortization........................................       23,778        21,937       17,036
   Loss on early extinguishment of debt, net of tax................................           --         5,104           --
   Deferred income taxes...........................................................        7,975        (3,898)          --
   Other noncash items.............................................................          221           251           --
Change in assets and liabilities resulting from operating activities:
   Accounts receivable.............................................................       (9,518)      (41,046)     (18,598)
   Inventory.......................................................................      (18,239)          551          405
   Prepaids and other..............................................................          128           (64)         106
   Accounts payable and other current liabilities..................................        9,858        37,296       14,133
   Interest payable................................................................        1,494           977          347
   Royalties payable...............................................................          351         1,352          903
                                                                                       ---------     ---------     --------
Net cash provided by operating activities..........................................       30,307        39,008       16,984
                                                                                       ---------     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received for the sale of oil and gas properties...............................        2,667         3,066        7,355
Payment for acquisition, exploration and development costs.........................     (105,646)      (53,011)     (71,250)
Payment for additions to other property and assets.................................       (4,655)       (2,551)      (1,120)
Other..............................................................................           --            --          617
                                                                                       ---------     ---------     --------
Net cash used in investing activities..............................................     (107,634)      (52,496)     (64,398)
                                                                                       ---------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt.......................................................      266,905       263,723       83,550
Proceeds from short-term debt......................................................       39,000            --           --
Proceeds from sale of capital stock, options and warrants..........................        1,104         1,785          869
Principal payments of long-term debt...............................................     (207,011)     (248,144)     (32,717)
Principal payments of short-term debt..............................................      (21,000)           --           --
Costs incurred to redeem long-term debt............................................           --        (6,468)          --
Other..............................................................................         (474)       (1,020)         550
                                                                                       ---------     ---------     --------
Net cash provided by financing activities..........................................       78,524         9,876       52,252
                                                                                       ---------     ---------     --------
Net increase (decrease) in cash and cash equivalents...............................        1,197        (3,612)       4,838
Cash and cash equivalents, beginning of year.......................................        2,517         6,129        1,291
                                                                                       ---------     ---------     --------
Cash and cash equivalents, end of year.............................................    $   3,714     $   2,517     $  6,129
                                                                                       =========     =========     ========

               See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                         SERIES D           $1.30
                                                        Cumulative        CUMULATIVE
                                                        Convertible       Convertible
                                                      Preferred Stock   Preferred Stock     Common Stock     ADDITIONAL   Accumu-
                                                      ---------------   ---------------    ---------------    Paid-In      lated
                                                      SHARES   AMOUNT   SHARES   AMOUNT    SHARES   AMOUNT    Capital     Deficit
                                                      ------  --------  ------   ------    ------   ------   ---------   ---------
BALANCE AT DECEMBER 31, 1994.......................     --   $    --        48    $ 481     11,594   $1,159    $ 89,274   $(44,452)
   Preferred stock dividends.......................     --        --        --       --         --       --          --       (879)
   Redemption of $1.30 Cumulative
      Convertible Preferred Stock..................     --        --       (48)    (481)        --       --          --         --
   Conversion of Redeemable Preferred
     Stock.........................................     --        --        --       --      3,628      363      21,406         --
   Issuance of common stock in
      connection with an acquisition...............     --        --        --       --        798       80       6,447         --
   Capital stock issued upon exercise
      of options and other.........................     --        --        --       --        159       16         963         --
   Net income for the year.........................     --        --        --       --         --       --          --      2,652
                                                      ----   -------     -----   ------     ------   ------    --------   --------
BALANCE AT DECEMBER 31, 1995.......................     --        --        --       --     16,179    1,618     118,090    (42,679)
   Capital stock issued upon exercise
      of options and other.........................     --        --        --       --        340       34       1,961         --
   Net income for the year.........................     --        --        --       --         --       --          --     16,548
                                                      ----   -------     -----   ------     ------   ------    --------   --------
BALANCE AT DECEMBER 31, 1996.......................     --        --        --       --     16,519    1,652     120,051    (26,131)
   Capital stock issued upon exercise
      of options and other.........................     --        --        --       --        184       18       1,936         --
   Issuance of preferred stock and warrant
      in connection with an acquisition............     47    20,508        --       --         --       --         900         --
   Dividends on preferred stock....................     --       163        --       --         --       --          --       (163)
   Net income for the year.........................     --        --        --       --         --       --          --     14,259
                                                      ----   -------     -----   ------     ------   ------    --------   --------
BALANCE AT DECEMBER 31, 1997.......................     47   $20,671        --   $  --      16,703   $1,670    $122,887   $(12,035)
                                                      ====   =======     =====   ======     ======   ======    ========   ========

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

     The Company is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and the marketing, transportation, terminalling and storage of crude oil. The Company's upstream oil and natural gas activities are focused in California, the Sunniland Trend of South Florida (the "Sunniland Trend") and the Illinois Basin in southern Illinois. Its midstream marketing activities are concentrated in Oklahoma, where it owns a two million barrel, above ground crude oil terminalling and storage facility (the "Cushing Terminal"), Texas, the Gulf Coast area of Louisiana and California.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates made by management include: oil and natural gas reserves, depreciation, depletion and amortization, including future abandonment costs, income taxes and related valuation allowance and pension liabilities. Although management believes these estimates are reasonable, actual results could differ from these estimates.

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

OIL AND NATURAL GAS PROPERTIES

     The Company follows the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Such costs include internal general and administrative costs such as payroll and related benefits and costs directly attributable to employees engaged in acquisition, exploration, exploitation and development activities. General and administrative costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs along with the Company's estimate of future development and abandonment costs, net of salvage values and other considerations, are amortized to expense by the unit-of-production method using engineers' estimates of unrecovered proved oil and natural gas reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and natural gas properties not subject to amortization and in the process of development. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the present value of estimated future cash flows from proved oil and natural gas reserves of such properties reduced by future operating expenses, development expenditures and abandonment costs (net of salvage values), and estimated future income taxes thereon (the "Standardized Measure") (See Note 16).

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

DEBT ISSUE COSTS

     Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Debt issue costs, net of accumulated amortization, as of December 31, 1997 and 1996, in the amount of $4.7 million and $5.0 million, respectively, are included in "Other Assets" in the accompanying Consolidated Balance Sheets.

FEDERAL AND STATE INCOME TAXES

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS ") No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

MARKETING, TRANSPORTATION AND STORAGE

     The Company's midstream activities are conducted through various wholly-owned subsidiaries collectively referred to as ("Plains Marketing"). Plains Marketing markets principally crude oil of third party producers as well as crude oil and natural gas produced by the Company. Marketing and transportation revenue is accrued at the time title to the product sold transfers to the purchaser and purchases are accrued at the time title to the product purchased transfers to Plains Marketing. Except for crude oil purchased from time to time as inventory to service the needs of its terminalling and storage customers, the Company's policy is to purchase only crude oil for which it has a market and to structure its sales contracts so that crude oil price fluctuations do not materially affect the gross margin which it receives.

HEDGING

     The Company utilizes various derivative instruments to hedge its exposure to price fluctuations on oil and natural gas transactions. The derivative instruments used consist primarily of futures and option contracts traded on the New York Mercantile Exchange ("NYMEX") and crude oil swap contracts entered into with financial institutions. These instruments are utilized to hedge transactions which are based on NYMEX oil and gas prices; therefore, a high correlation exists between the hedged item and the hedge contract.

     Recognized gains and losses on hedge contracts are reported as a component of the related transaction. Results for hedging transactions are reflected in oil and natural gas sales to the extent related to the Company's oil and natural gas production and in marketing, transportation and storage revenues to the extent related to such activities. Cash flows from hedging activities are included in operating activities in the Consolidated Statements of Cash Flows. Net deferred gains and losses on futures contracts, including closed futures contracts, entered into to hedge anticipated crude oil purchases and sales are included in Accounts Payable and Other in the Consolidated Balance Sheets. Deferred gains or losses from inventory hedges are included as part of the inventory cost and recognized when the related inventory is sold. Crude oil swap contracts have no carrying value and therefore are not reflected in the Consolidated Balance Sheets.

STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans (See
Note 10).

NOTE 2 -- INVENTORY

     Inventory consists of the following:

                                                       DECEMBER 31,
                                             ------------------------------
                                              1997                   1996
                                             -------                -------
                                                     (IN THOUSANDS)
Crude oil...............................     $18,986                 $2,536
Materials and supplies..................       3,816                  2,027
                                             -------                 ------
                                             $22,802                 $4,563
                                             =======                 ======

     At December 31, 1997, approximately 77% of the crude oil inventory was hedged with NYMEX futures contracts or short-term physical delivery contracts. The unhedged inventory is comprised of working inventory and linefill primarily at the Cushing Terminal.

NOTE 3 -- LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                         ------------------------------
                                                                                           1997                 1996
                                                                                         ---------           ----------
                                                                                                (IN THOUSANDS)
Revolving Credit Facility, bearing interest at weighted average interest
 rates of 7.3% and 7.0%, at December 31, 1997 and 1996, respectively................     $ 80,000             $ 72,700
10.25% Senior Subordinated Notes, due 2006, net of unamortized premium of
 $2.7 million and unamortized discount of $.9 million at December 31, 1997
 and 1996, respectively.............................................................      202,661              149,121
Other long-term debt................................................................        3,578                4,089
                                                                                         --------             --------
Total long-term debt................................................................      286,239              225,910
Less current maturities.............................................................         (511)                (511)
                                                                                         --------             --------
                                                                                         $285,728             $225,399
                                                                                         ========             ========

REVOLVING CREDIT FACILITY

       The Company has a $165 million revolving credit facility (the "Revolving Credit Facility") with a group of six banks (the "Lenders"). The Revolving Credit Facility is guaranteed by all of the Company's subsidiaries except PMTI Inc. and Plains All American Inc. ("Plains All American") and is secured by the upstream oil and gas properties of the Company and the guaranteeing subsidiaries except Plains All American and the stock of all subsidiaries except Plains All American. The Cushing Terminal is not pledged as security for any of the Company's debt. The borrowing base under the Revolving Credit Facility at December 31, 1997, is set at $165 million and is subject to borrowing base availability as determined from time to time by the Lenders in good faith, in the exercise of the Lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for oil and natural gas loans to borrowers similar to the Company. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The Company incurs a commitment fee of 3/8% per annum on the unused portion of the borrowing base. The Revolving Credit Facility, as amended, matures on July 1, 1999, at which time the remaining outstanding balance converts to a term loan which is repayable in twenty equal quarterly installments commencing October 1, 1999, with a final maturity of July 1, 2004. The Revolving Credit Facility bears interest, at the Company's option of either LIBOR plus 1 3/8% or Base Rate (as defined therein). At December 31, 1997, outstanding borrowings under the Revolving Credit Facility were $80 million. In addition to the amount outstanding at December 31, 1997, $1 million was reserved against the issuance of a standby letter of credit.

       The Revolving Credit Facility contains covenants which, among other things, prohibit the payment of cash dividends, limit the amount of consolidated debt, limit the Company's ability to make certain loans and investments, and provide that the Company must maintain a specified relationship between current assets and current liabilities.

10.25% SENIOR SUBORDINATED NOTES DUE 2006

       On July 23, 1997, the Company sold $50 million of Senior Subordinated Notes due 2006, Series C, bearing a stated coupon rate of 10.25% (the "Series C 10.25% Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 107.21% of par to yield a minimum yield to worst of 8.79%, or 9.03% yield to maturity. On October 30, 1997, the Company exchanged a total of $49.95 million of the Series C 10.25% Notes for 10.25% Senior Subordinated Notes due 2006, Series D, (the "Series D 10.25% Notes"). The Series D 10.25% Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series C 10.25% Notes for which they were exchanged, except for certain transfer restrictions relating to the Series C 10.25% notes. The stated coupon rate of interest and maturity date of the Series C 10.25% Notes and the Series D 10.25% Notes (collectively, the "Series C & D 10.25% Notes") are the same as those of the Company's Series A & B 10.25% Notes. Proceeds from the sale of the Series C & D 10.25% Notes, net of offering costs, were approximately $53 million and were used to reduce the balance outstanding on the Revolving Credit Facility.

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

       Proceeds from the sale of the Series A & B 10.25% Notes, net of offering costs, were approximately $144.6 million and were used to redeem the Company's 12% Senior Subordinated Notes due 1999 (the "12% Notes") at 106% of the $100 million principal amount outstanding and to retire $42 million of bridge bank indebtedness which was incurred in December 1995 in connection with the acquisition of all of the upstream oil and gas assets of Marathon Oil Company ("Marathon") in the Illinois Basin (the "Illinois Basin Properties"). The 12% Notes were redeemed in April 1996, and the Company recognized an extraordinary loss of $8.5 million, $5.1 million net of deferred income tax, in connection therewith.

       The Series A 10.25% Notes, the Series B 10.25% Notes, the Series C 10.25% Notes and The Series D 10.25% Notes (collectively, the "10.25% Notes") are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13% of the principal amount thereof, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% of the principal amount thereof plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the Series A & B 10.25% Notes and up to $15 million in principal amount of the Series C & D 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds of any Public Equity Offering (as both are defined in the indenture under which the 10.25% Notes were issued (the "Indenture")).

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

OTHER LONG-TERM DEBT

       Included in other long-term debt at December 31, 1997 and 1996 is $3.6 million and $4.1 million, respectively, related to the 1995 acquisition of a production payment burdening certain of the Company's California properties. Such other long-term debt has maturities of approximately $.5 million per year in each of the years 1998 through 2004.

       The aggregate amount of maturities of all long-term indebtedness for the next five years is: 1998 - $.5 million, 1999 - $4.5 million, 2000 - $16.5 million, 2001 - $16.5 million and 2002 - $16.5 million.

NOTE 4 -- UNCOMMITTED SECURED DEMAND TRANSACTIONAL LINE OF CREDIT FACILITY

       Plains Marketing has a $90 million Uncommitted Secured Demand Transactional Line of Credit Facility (the "Transactional Facility") with five banks. The purpose of the Transactional Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The Transactional Facility is secured by all of the assets of Plains Marketing, primarily accounts receivable and crude oil inventory, and is guaranteed by the Company. The Company's guarantee is secured by a $1 million standby letter of credit issued on behalf of the Company under the Revolving Credit Facility.

       Plains Marketing has established a $25 million sublimit (the "Sublimit") within the Transactional Facility for borrowings to finance crude oil purchased in connection with operations at the Cushing Terminal. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. At December 31, 1997, approximately $37.8 million in letters of credit and $18.0 million in borrowings were outstanding under the Transactional Facility.

       Letters of credit under the Transactional Facility are generally issued for up to seventy day periods and bear fees of 1 1/8% per annum. Borrowings incur interest at the borrower's option of either (i) the Base Rate, as defined, or (ii) LIBOR plus 1 1/2%. All financings under the Transactional Facility, which expires in November 1998, are at the discretion of the lenders. Aggregate cash borrowings are limited to $25 million.

NOTE 5 -- CAPITAL STOCK

COMMON STOCK

       The Company has authorized capital stock consisting of 50 million shares of common stock, $.10 par value, and 2 million shares of preferred stock, $1.00 par value. At December 31, 1997, there were 16.7 million shares of common stock ("Common Stock") issued and outstanding and 46,600 shares of preferred stock outstanding. (See Note 18)

STOCK WARRANTS AND OPTIONS

       At December 31, 1997, the Company had warrants outstanding which entitle the holders thereof to purchase an aggregate one million shares of Common Stock. Per share exercise prices and expiration dates for the warrants are as follows:
750,000 shares at $6.00 expiring in 1999, 100,000 shares at $7.50 expiring in 2000 and 150,000 shares at $25.00 expiring in 2002.

       The Company has various stock option plans for its employees and directors (See Note 10).

SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK

       In November 1997, the Company issued 46,600 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") in connection with the acquisition of the Arroyo Grande Field (See Note 8). The Series D Preferred Stock has an aggregate stated value of $23.3 million and is redeemable at the Company's option at 140% of stated value. If not previously redeemed or converted, the Series D Preferred Stock will automatically convert into 932,000 shares of Common Stock in 2012. Each share of the Series D Preferred Stock has a stated value of $500 and is convertible into Common Stock at a ratio of $25 of stated value for each share of Common Stock to be issued. Commencing January 1, 2000, the Series D Preferred Stock will bear an annual dividend of $30 per share. Prior to such date, no dividends will accrue. The Series D Preferred Stock was initially recorded at $20.5 million, a discount of $2.8 million from the stated value of $23.3 million. This discount will be amortized to retained earnings during the two year period dividends do not accrue.

$1.30 PREFERRED STOCK

       On October 31, 1995, all outstanding shares of the Company's $1.30 Cumulative Convertible Preferred Stock (the "$1.30 Preferred Stock") were redeemed for $10 per share plus unpaid and accrued dividends of $.0325 per share. The Company paid a total of $496,000, including unpaid dividends, to redeem the $1.30 Preferred Stock.

REDEEMABLE PREFERRED STOCK

       On January 2, 1995, the Company paid a dividend on its Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for the period of July 14, 1994, through December 31, 1994. The dividend amount of approximately $937,000 was paid by issuing additional shares of the Series C Preferred Stock. On May 25, 1995, all 209,370 outstanding shares of the Series C Preferred Stock, including accrued dividends, were converted into approximately 3.6 million shares of Common Stock.

NOTE 6 -- EARNINGS PER SHARE

       In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented.

       The following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computations for income from continuing operations for the years ended December 1997, 1996 and 1995, as required by SFAS 128. All prior period EPS data has been restated in accordance with the provisions of SFAS 128.

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                     1997                            1996                            1995
                                       ------------------------------   -----------------------------   ----------------------------
                                        INCOME      SHARES     PER       INCOME     SHARES     PER       INCOME     SHARES     PER
                                       (Numera-    (Denomi-   Share     (Numera-   (Denomi-   Share     (Numera-   (Denomi-   Share
                                         tor)       nator)    Amount      tor)      nator)    Amount      tor)      nator)    Amount
                                       --------    --------  --------   --------   ---------  -------   ---------  --------  -------
                                                                                 (IN THOUSANDS)
Income before extraordinary item......   $14,259                         $21,652                          $2,652
Less: preferred stock dividends.......      (163)                             --                             (42)
                                         -------                         -------                          ------
Income available to
    common stockholders...............    14,096     16,603    $0.85      21,652     16,384    $1.32       2,610     13,859    $0.19
                                                              ======                          ======                          ======

Effect of dilutive securities:
    Employee stock options............        --      1,085                   --        839                   --        396
    Warrants..........................        --        516                   --        421                   --        197
    Series C Preferred Stock..........        --         --                   --         --                   --      1,431
                                         -------     ------              -------     ------               ------     ------
Income available to common
    stockholders assuming dilution....   $14,096     18,204    $0.77     $21,652     17,644    $1.23      $2,610     15,883    $0.16
                                         =======     ======   ======     =======     ======   ======      ======     ======   ======


     Certain options and warrants to purchase shares of Common Stock were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the Common Stock during the periods of the EPS calculations, resulting in antidilution. In addition, the Company's Series D Preferred Stock, which was issued during 1997, is convertible into 932,000 shares of Common Stock but was not included in the computation of diluted EPS because the effect was antidilutive. See Notes 5 and 10 for additional information concerning outstanding options and warrants.

NOTE 7 -- INCOME TAXES

     The Company's deferred income tax assets (liabilities) at December 31, 1997 and 1996 consist of the tax effect of income tax carryforwards and differences related to the timing of recognition of certain acquisition, exploration, exploitation and development costs for financial and tax reporting as follows:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                         1997                1996
U.S. Federal                                                           --------            ---------
------------                                                                  (IN THOUSANDS)
Deferred tax assets:
  Tax credit carryforwards.......................................      $  1,010            $    934
  Percentage depletion carryforward..............................         2,450               2,450
  Net operating loss ("NOL") carryforwards.......................        60,055              64,186
                                                                       --------            --------
                                                                         63,515              67,570
Deferred tax liabilities:
  Acquisition, exploration and development costs.................       (55,781)            (51,431)
                                                                       --------            --------
  Net deferred tax asset.........................................         7,734              16,139
  Valuation allowance............................................        (6,938)             (8,376)
                                                                       --------            --------
                                                                       $    796            $  7,763
                                                                       ========            ========
States
------
  Deferred tax liability.........................................      $   (958)           $   (462)
                                                                       ========            ========

      In the first quarter of 1996, the Company reduced its valuation allowance resulting in the recognition of an $11 million credit to deferred income tax expense. The remaining deferred tax asset was not recognized primarily due to limitations imposed by the IRS regarding the utilization of NOL's generated prior to certain of the Company's subsidiaries being acquired and the uncertainty of utilizing the Company's investment tax credit ("ITC") carryforwards. While the Company's tax planning strategies address certain of these restrictions on the application of subsidiary NOL's, management is currently uncertain as to the extent such strategies will be successful and therefore concluded that a reserve for these amounts was appropriate.

      At December 31, 1997, the Company had carryforwards of approximately $171.6 million of regular tax NOL's, $7 million of statutory depletion, $.5 million of ITC and $.5 million of alternative minimum tax ("AMT") credit. Of these amounts, utilization of approximately $12.2 million of the NOL carryforwards and $.4 million of the ITC carryforwards are limited to certain companies within the consolidated group. At December 31, 1997, the Company had approximately $159.2 million of AMT NOL carryforwards available as a deduction against future AMT income. The NOL carryforwards expire from 1998 through 2011.

      Set forth below is a reconciliation between the income tax provision computed at the United States statutory rate on income before income taxes and the income tax provision per the accompanying Consolidated Statements of Income:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------------
                                                                           1997               1996               1995
                                                                     -----------------  -----------------  -----------------
                                                                                           (IN THOUSANDS)
U.S. federal income tax provision at statutory rate...............          $7,905            $  6,214            $ 902
Reduction of valuation allowance against deferred tax asset.......              --             (11,000)              --
State income taxes................................................             376                 888               --
Utilization of tax attributes previously included
  in allowance and other..........................................              46                  --             (902)
                                                                            ------            --------            -----
Income taxes on income before extraordinary item..................           8,327              (3,898)              --
Income tax benefit allocated to extraordinary item................              --              (3,403)              --
                                                                            ------            --------            -----
                                                                            $8,327            $ (7,301)           $  --
                                                                            ======            ========            =====

      In accordance with certain provisions of the Tax Reform Act of 1986, a change of greater than 50% of the beneficial ownership of the Company within a three-year period (an "Ownership Change") will place an annual limitation on the Company's ability to utilize its existing tax carryforwards. Under the Final Treasury Regulations issued by the Internal Revenue Service, the Company does not believe that an Ownership Change has occurred as of December 31, 1997.

NOTE 8 -- ACQUISITIONS AND DISPOSITIONS

      In March 1997, the Company completed the acquisition of Chevron USA's ("Chevron") interest in the Montebello Field for $25 million, effective February 1, 1997. The assets acquired consist of a 100% working interest and a 99.2% net revenue interest in 55 producing oil wells and related facilities and also include approximately 450 acres of surface fee land. At the acquisition date, the Montebello Field, which is located approximately 15 miles from the Company's existing California operations, was producing approximately 800 barrels of oil and 800 Mcf of gas per day and added approximately 23 million barrels of oil equivalent to the Company's proved reserves. The acquisition was funded with proceeds from the Revolving Credit Facility.

      On November 12, 1997, the Company acquired a 100% working interest and a 97% net revenue interest in the Arroyo Grande Field in San Luis Obispo County, California, from subsidiaries of Shell Oil Company ("Shell"). The assets acquired include surface and development rights to approximately 1,000 acres included in the 1,500 acre unit. At the acquisition date, the Arroyo Grande Field was producing approximately 1,600 barrels of 14 degree API gravity oil per day from 70 wells and added approximately 20 million barrels of oil equivalent to the Company's proved reserves.

      The aggregate purchase price of $22.1 million consisted of rights to a non-producing property interest conveyed to Shell, the issuance of 46,600 shares of Series D Preferred Stock with an aggregate stated value of $23.3 million and a 5 year warrant to purchase 150,000 shares of Common Stock at $25 per share.
No proved reserves had been assigned to the rights to the property interest conveyed.

      On December 22, 1995, Plains Illinois Inc., a wholly owned subsidiary of the Company, acquired the Illinois Basin Properties, effective November 1, 1995. The aggregate purchase price was approximately $51.5 million including associated transaction costs, of which approximately $6.5 million was paid for by the issuance of 798,143 shares of Common Stock and the remaining $45 million was paid in cash. The cash portion of the purchase price was financed through a combination of advances under the Revolving Credit Facility and $42 million of bridge bank indebtedness. The Illinois Basin Properties include three Marathon operated oil fields, various nonoperated producing properties and all of Marathon's oil and natural gas mineral interests, surface fee and undeveloped leasehold within the Illinois Basin as well as Marathon's geological, geophysical and engineering database for the entire region. At the acquisition date, the Illinois Basin Properties added approximately 17.3 million barrels to the Company's proved oil reserves.

      In December 1995, Stocker Resources Inc. ("Stocker"), a wholly-owned subsidiary of the Company, acquired from Chevron a production payment burdening certain of Stocker's California properties. The production payment had a face amount of approximately $30 million and was accounted for in prior periods as an overriding royalty interest. Stocker also acquired a fifteen year term mineral interest in certain of its California properties and approximately ten acres of surface fee land in Los Angeles County. These assets were acquired in connection with a settlement agreement resolving certain outstanding issues between Chevron and Stocker. In return for the conveyance of the foregoing assets, Stocker agreed to forgive certain amounts due it, dismiss existing lawsuits related to such claims and issue to Chevron a ten year note for $4.6 million. The settlement also provides for a modification of Stocker's existing contractual obligations to Chevron to plug inactive wells, that Stocker continue its present activities to remediate oil contaminated soil from existing wellsites on an accelerated basis, and for the Company to guarantee the performance of such obligations.

      During 1997, 1996 and 1995, the Company sold certain non-strategic oil and natural gas properties located primarily in the Gulf Coast areas of Texas and Louisiana and in Utah for net proceeds of approximately $2.7 million, $3.1 million and $7.4 million, respectively.

NOTE 9 -- RETIREMENT PLAN

      Effective June 1, 1996, the Company's Board of Directors adopted a nonqualified retirement plan (the "Plan") for certain officers of the Company. Benefits under the Plan are based on salary at the time of adoption, vest over a 15 year period and are payable over a 15 year period commencing at age 60. The Plan is unfunded.

      Net pension expense for the years ended December 31, 1997 and 1996, is comprised of the following components:

                                                                   Year Ended December 31,
                                                                  ------------------------
                                                                   1997             1996
                                                                  ------           -------
                                                                       (IN THOUSANDS)
Service cost - benefits earned during the period...............    $  82           $  44
Interest on projected benefit obligation.......................       60              31
Amortization of prior service cost.............................       37              22
                                                                   -----           -----
Net pension expense............................................    $ 179           $  97
                                                                   =====           =====

      The following schedule reconciles the status of the Plan with amounts reported in the Company's balance sheet at December 31, 1997 and 1996.

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                     1997          1996
                                                                                    ------        ------
                                                                                      (IN THOUSANDS)
Actuarial present value of benefit obligations:
   Vested benefits..............................................................    $  857         $ 563
   Nonvested benefits...........................................................       184           191
                                                                                    ------         -----
   Accumulated benefit obligation...............................................    $1,041         $ 754
                                                                                    ======         =====

   Projected benefit obligation for service rendered to date....................    $1,041         $ 754
   Plan assets at fair value....................................................        --            --
                                                                                    ------         -----
   Projected benefit obligation in excess of plan assets........................     1,041           754
   Unrecognized loss............................................................      (145)           --
   Prior service cost not yet recognized in net periodic pension expense........      (619)         (657)
                                                                                    ------         -----
   Net pension liability........................................................       277            97
   Adjustment required to recognize minimum liability...........................       619           657
                                                                                    ------         -----
   Accrued pension cost liability recognized in the balance sheet...............    $  896         $ 754
                                                                                    ======         =====

The weighted-average discount rate used in determining the projected benefit obligation was 7% and 8% for the years ended December 31, 1997 and 1996, respectively.

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

    A summary of the status of the Company's stock options as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates are presented below:

                                              1997                     1996                     1995
                                      ----------------------   -----------------------  -----------------------
                                                 WEIGHTED-                WEIGHTED-                WEIGHTED-
                                      SHARES      Average      SHARES      Average      SHARES      Average
            FIXED OPTIONS              (000)   Exercise Price   (000)   Exercise Price   (000)   Exercise Price
           ---------------            ------   --------------  -------  --------------  -------  --------------
Outstanding at beginning of year.....  2,435           $ 8.56   1,728           $ 6.40   1,519            $6.40
Granted..............................    384           $14.33   1,060           $11.34     365            $6.25
Exercised............................   (163)          $ 6.80    (285)          $ 6.26    (147)           $5.92
Forfeited............................    (42)          $ 9.82     (68)          $ 6.63      (9)           $6.68
                                      ------                   ------                   ------
Outstanding at end of year...........  2,614           $ 9.50   2,435           $ 8.56   1,728            $6.40
                                      ======                   ======                   ======
Options exercisable at year-end......  1,494           $ 7.24   1,289           $ 6.78   1,233            $6.40
                                      ======                   ======                   ======
Weighted-average fair value of
  options granted during the year....  $4.53                    $3.19                    $2.18

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

  Pro forma information regarding net income and EPS is required by SFAS No.123 and has been determined as if the Company had accounted for its employee stock options under the fair value method as provided therein. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995: risk-free interest rates of 6.1% for 1997, 6.0% for 1996 and 7.5% for 1995; a volatility factor of the expected market price of the Company's common stock of .42 for 1997 and .36 for 1996 and 1995; no expected dividends; and weighted-average expected option lives of 2.6 years in 1997, 2.7 years in 1996 and 3.5 years in 1995.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and EPS as reported and pro forma as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS 123, the effects of awards granted before December 31, 1994, are not considered in the pro forma calculations.

                                                               YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------------
                                         1997                          1996                          1995
                              --------------------------    -------------------------     -------------------------
                              AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                              -----------     ----------    -----------     ---------     -----------     ---------
Net income (in thousands)...       $14,259        $13,665        $16,548        $16,161         $2,652         $2,497
Basic EPS...................       $  0.85        $  0.81        $  1.01        $  0.99         $ 0.19         $ 0.18
Diluted EPS.................       $  0.77        $  0.74        $  0.94        $  0.92         $ 0.16         $ 0.16

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                                    WEIGHTED-
                                                     Average         WEIGHTED-
                                    NUMBER          Remaining         Average          NUMBER          WEIGHTED-
                                  Outstanding      Contractual       Exercise        Exercisable        Average
RANGE OF EXERCISE PRICES          at 12/31/97         Life             PRICE         at 12/31/97    Exercise Price
------------------------          -----------      -----------       ---------       ------------   --------------
                                                          (SHARE AMOUNTS IN THOUSANDS)
     $ 5.25  to  $ 6.75.........   1,061           4.6 years        $ 6.17            1,022           $ 6.17
     $ 7.50  to  $ 7.81.........     478           5.2 years        $ 7.64              309           $ 7.61
     $10.50  to  $15.63.........   1,075           3.8 years        $13.61              163           $13.26
                                   -----                                              -----
     $ 5.25  to  $15.63.........   2,614           4.4 years        $ 9.50            1,494           $ 7.24
                                   =====                                              =====

  During 1997 and 1996, pursuant to Board of Directors' resolutions, the Company contributed approximately 21,000 and 18,000 shares, respectively, of Common Stock at weighted average prices of $15.22 and $11.35 per share, respectively, on behalf of participants in the Company's 401(k) Savings Plan, representing a matching contribution by the Company for 50% of an employee's contribution.

NOTE 11 -- COMMITMENTS, CONTINGENCIES AND INDUSTRY CONCENTRATION

COMMITMENTS AND CONTINGENCIES

  Minimum commitments in connection with office space and office equipment leased by the Company are: 1998 - $.8 million; 1999 through 2002 - $.7 million annually; thereafter - $2.4 million. Rental payments made under the terms of similar arrangements totaled approximately $1.1 million in 1997 and in 1996 and $1.2 million in 1995.

  In connection with its crude oil marketing, Plains Marketing provides certain purchasers and transporters with irrevocable standby letters of credit to secure the Company's obligation for the purchase of crude oil (See Note 4). Generally, these letters of credit are issued for up to seventy day periods and are terminated upon completion of each transaction. At December 31, 1997, Plains Marketing had outstanding letters of credit of approximately $37.8 million.
Such letters of credit are secured by the crude oil inventory and accounts receivable of Plains Marketing and are guaranteed by the Company. To date, no amounts have been drawn on such letters of credit issued by the Company.

  Under the amended terms of the asset purchase agreement between Stocker and Chevron, commencing with the year beginning January 1, 2000, and each year thereafter, Stocker is required to plug and abandon 20% of the then remaining inactive wells, which currently aggregate approximately 225. To the extent the Company elects not to plug and abandon the number of required wells, the Company is required to escrow an amount equal to the greater of $25,000 per well or the actual average plugging cost per well in order to provide for the future plugging and abandonment of such wells. In addition, Stocker is required to expend a minimum of $600,000 per year in each of the ten years beginning January 1, 1996, and $300,000 per year in each of the succeeding five years to remediate oil contaminated soil from existing well sites, provided there are remaining sites to be remediated. In the event Stocker does not expend the required amounts during a calendar year, Stocker is required to contribute an amount equal to 125% of the actual shortfall to an escrow account. Stocker may withdraw amounts from such escrow account to the extent it expends excess amounts in a future year. As of December 31, 1997, Stocker has not been required to make contributions to an escrow account.

  Although the Company obtained environmental studies on its properties in California, the Sunniland Trend and the Illinois Basin and the Company believes that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for more than 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations. In connection with the purchase of certain of its California Properties, Stocker received a limited indemnity from Chevron for certain conditions if they violate applicable local, state and federal environmental laws and regulations in effect on the date of such agreement. While the Company believes that it does not have any material obligations for operations conducted prior to Stocker's acquisition of the properties from Chevron, other than its obligation to plug existing wells and those normally associated with customary oil field operations of similarly situated properties, there can be no assurance that current or future local, state or federal rules and regulations will not require it to spend material amounts to comply with such rules and regulations or that any portion of such amounts will be recoverable under the Chevron indemnity.

  Consistent with normal industry practices, substantially all of the Company's oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. The Company has estimated that the costs to perform these tasks is approximately $11 million, net of salvage value and other considerations. Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization ("DD&A"). Results from operations for 1997, 1996 and 1995 include $.6 million, $.8 million and $1 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in Note 16.

  As is common within the industry, the Company has entered into various commitments and operating agreements related to the exploration and development of and production from certain proved oil and natural gas properties and the marketing, terminalling and storage of crude oil. It is management's belief that such commitments will be met without a material adverse effect on the Company's financial position, results of operations or cash flows.

INDUSTRY CONCENTRATION

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's accounts receivable are primarily from purchasers of oil and natural gas products. This industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. The Company generally requires letters of credit for receivables from customers which are not considered investment grade, unless the credit risk can otherwise be mitigated.

  There are a limited number of alternative methods of transportation for the Company's production. Substantially all of the Company's California crude oil and natural gas production and its Sunniland Trend and Illinois Basin oil production is transported by pipelines, trucks and barges owned by third parties. The inability or unwillingness of these parties to provide transportation services to the Company for a reasonable fee could result in the Company having to find transportation alternatives, increased transportation costs to the Company or involuntary curtailment of a significant portion of its crude oil and natural gas production which could have a negative impact on future results of operations or cash flows.

NOTE 12 -- LITIGATION

  During 1996, the Company settled two lawsuits filed in 1992 and 1993, relating to activities in 1991 and 1992, against certain of its officers and directors for a cash payment of approximately $6.3 million. Approximately $4.1 million of such amount was paid by the Company's insurance carrier and $2.2 million was paid by the Company. Taking into account prior costs incurred by the Company to defend these suits, and for which the Company agreed to relinquish its claims for reimbursement against its insurance company, this settlement resulted in a charge to 1996 first quarter earnings of $4 million.

  On July 9, 1987, Exxon Corporation ("Exxon") filed an interpleader action in the United States District Court for the Middle District of Florida, Exxon Corporation v. E. W. Adams, et al., Case Number 87-976-CIV-T-23-B. This action was filed by Exxon to interplead royalty funds as a result of a title controversy between certain mineral owners in a field in Florida. One group of mineral owners, John W. Hughes, et al. (the "Hughes Group"), filed a counterclaim against Exxon alleging fraud, conspiracy, conversion of funds, declaratory relief, federal and Florida RICO, breach of contract and accounting, as well as challenging the validity of certain oil and natural gas leases owned by Exxon, and seeking exemplary and treble damages. In March 1993, but effective November 1, 1992, Calumet Florida, Inc. ("Calumet"), a wholly-owned subsidiary of the Company, acquired all of Exxon's leases in the field affected by this lawsuit. In order to address those counterclaims challenging the validity of certain oil and natural gas leases, which constitute approximately 10% of the land underlying this unitized field, Calumet filed a motion to join Exxon as plaintiff in the subject lawsuit, which was granted July 29, 1994. In August 1994, the Hughes Group amended its counterclaim to add Calumet as a counter-defendant. Exxon and Calumet filed a motion to dismiss the counterclaims. On March 22, 1996, the Court granted Exxon's and Calumet's motion to dismiss the counterclaims alleging fraud, conspiracy, and federal and Florida RICO violations and challenging the validity of certain of the Company's oil and natural gas leases but denied such motion as to the counterclaim alleging conversion of funds. The Company has reached an agreement in principle with all parties to settle this case. In consideration for full and final settlement, and dismissal with prejudice of all issues in this case, the Company has agreed to pay to the defendants the total sum of $100,000, and release certain royalty amounts held in suspense and in the court registry during the pendency of this case. Finalization of this settlement has been delayed due to disputes over certain title issues. Motions have been filed requesting the Court to rule on the disputes, but no hearing date has been set. The Company does not believe that the disputes will adversely affect the settlement reached between the Company and the defendants.

  The Company, in the ordinary course of business, is a claimant and/or a defendant in various other legal proceedings in which its exposure, individually and in the aggregate, is not considered material to the consolidated financial statements.

NOTE 13 -- MAJOR CUSTOMERS

  Sales to Koch Oil Company ("Koch") and Sempra Energy Trading Corporation (formerly AIG Trading Corporation) accounted for 27% and 11%, respectively, of the Company's total revenue (exclusive of interest and other income) during 1997. Customers accounting for more than 10% of total revenue for 1996 and 1995 were as follows: 1996 -- Koch - 16% and Basis Petroleum, Inc. ("Basis", formerly Phibro Energy USA, Inc.) - 11%; 1995 -- Phibro Inc. ("Phibro") - 16% and Basis - 12%. No other single customer accounted for as much as 10% of total sales during 1997, 1996 or 1995. Additionally during 1997, Unocal Energy Trading, Inc., Marathon Oil Company and Exxon Company U.S.A. accounted for approximately 52%, 23% and 10%, respectively, of the Company's oil and gas sales.

NOTE 14 -- FINANCIAL INSTRUMENTS

DERIVATIVES

  The Company has only limited involvement with derivative financial instruments, as defined in SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments and does not use them for speculative trading purposes. The Company's principle objective is to hedge exposure to price volatility on crude oil and natural gas. These arrangements expose the Company to credit risk (as to counterparties) and to risk of adverse price movements in certain cases where the Company's production is less than expected. Substantially all derivatives are either exchange traded or with major financial institutions and the risk of loss is considered remote.

  The Company has entered into various fixed and floating price collar arrangements to fix the NYMEX crude oil spot price ("NYMEX Crude Oil Price") for a significant portion of its crude oil production. On December 31, 1997, these arrangements provided for a NYMEX Crude Oil Price for: (i) approximately 12,250 barrels per day from

January 1, 1998, through December 31, 1998, at approximately $19.80 per barrel and (ii) 2,000 barrels per day from January 1, 1999, through December 31, 1999, at approximately $20.08 per barrel. Since December 31, 1997, the Company has entered into additional arrangements for 1999, which when combined with arrangements in effect at December 31, 1997, provide for a NYMEX Crude Oil Price for approximately 6,000 barrels per day from January 1, 1999, through December 31, 1999, at $18.55 per barrel. Location and quality differentials attributable to the Company's properties are not included in the foregoing prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX Crude Oil Price. Gains or losses are recognized in the month of related production and are included in oil and natural gas sales.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. Considerable judgement is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

  The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Crude oil futures contracts permit settlement by delivery of the crude oil and, therefore, are not financial instruments, as defined. The carrying amounts and fair values of the Company's other financial instruments are as follows:

                                                                                  DECEMBER 31,
                                                          -----------------------------------------------------------
                                                             1997                             1996
                                                           CARRYING          FAIR           CARRYING           FAIR
                                                            Amount           Value           Amount            Value
                                                          ----------       --------        ----------         -------
                                                                                 (IN THOUSANDS)
LONG TERM DEBT:
   Bank debt.........................................      $ 80,000         $ 80,000         $ 72,700          $ 72,700
   Subordinated debt.................................       202,661          214,750          149,121           160,500
   Other long-term debt..............................         3,067            3,067            3,578             3,578
OFF BALANCE SHEET FINANCIAL INFORMATION:
   Unrealized gain (loss) on crude oil swap
     agreements......................................            --            7,246  (1)          --           (15,472)(1)

---------------
(1) These amounts represent the calculated difference between the NYMEX Crude Oil Price and the hedge arrangements for future production of the Company's properties as of December 31, 1997 and 1996. Such hedges, and therefore the unrealized gains and losses, have been included in estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in Note 16.


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

NOTE 15 --  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Selected cash payments and noncash activities were as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                    1997             1996            1995
                                                                  --------         --------        --------
                                                                                (IN THOUSANDS)
Cash paid for interest (net of amount capitalized)..........      $ 20,486          $16,309         $13,259
                                                                  ========          =======         =======

Noncash investing and financing activities:
   Series D Preferred Stock Dividends.......................      $    163          $    --         $  --
                                                                  ========          =======         =======
   Conversion of Series C Preferred Stock...................      $     --          $    --         $21,769
                                                                  ========          =======         =======
   Tax benefit from exercise of employee stock options......      $    513          $    --         $  --
                                                                  ========          =======         =======

Detail of properties acquired for other than cash:
   Fair value of acquired assets............................      $ 22,140          $    --         $56,100
   Debt issued and liabilities assumed......................            --               --          (4,600)
   Property exchanged.......................................        (1,619)              --              --
   Capital stock and warrants issued........................       (21,408)              --          (6,527)
                                                                  --------         --------         -------
   Cash (received) paid.....................................      $   (887)        $     --         $44,973
                                                                  ========         ========         =======

NOTE 16 -- OIL AND NATURAL GAS ACTIVITIES

COSTS INCURRED

      The Company's oil and natural gas acquisition, exploration, exploitation and development activities are conducted in the United States. The following table summarizes the costs incurred in connection therewith during the last three years.

                                                      YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                1997             1996            1995
                                              --------         --------       ---------
                                                          (IN THOUSANDS)
Property acquisition costs:
   Unproved properties..................      $ 15,249          $   728         $18,136
   Proved properties....................        28,182            3,087          41,194
Exploration costs.......................         1,730            2,433           2,001
Exploitation and development costs......        82,217           45,007          22,681
                                              --------          -------         -------
                                              $127,378          $51,255         $84,012
                                              ========          =======         =======

CAPITALIZED COSTS

     The following table presents the aggregate capitalized costs subject to amortization relating to the Company's oil and natural gas acquisition, exploration, exploitation and development activities, and the aggregate related DD&A.

                                             DECEMBER 31,
                                     ---------------------------
                                        1997              1996
                                     ---------         ---------
                                           (IN THOUSANDS)
Proved properties................    $ 498,038         $ 384,019
Accumulated DD&A.................     (171,162)         (150,300)
                                     ---------         ---------
                                     $ 326,876         $ 233,719
                                     =========         =========

     The DD&A rate per equivalent unit of production was $2.83, $3.00 and $3.02 for the years ended December 31, 1997, 1996 and 1995, respectively.

COSTS NOT SUBJECT TO AMORTIZATION

     The following table summarizes the categories of costs which comprise the amount of unproved properties not subject to amortization.

                                              DECEMBER 31,
                                       ------------------------
                                         1997             1996
                                       -------           ------
                                            (IN THOUSANDS)
Acquisition costs..................    $41,652           $31,940
Exploration costs..................      2,573             3,210
Capitalized interest...............      7,799             6,548
                                       -------           -------
                                       $52,024           $41,698
                                       =======           =======

      Unproved property costs not subject to amortization consist mainly of acquisition and lease costs and seismic data related to unproved areas. The Company will continue to evaluate these properties over the lease terms; however, the timing of the ultimate evaluation and disposition of a significant portion of the properties has not been determined. Costs associated with seismic data and all other costs will become subject to amortization as the prospects to which they relate are evaluated. Approximately 37%, 6% and 30% of the balance in unproved properties at December 31, 1997, related to additions made in 1997, 1996 and 1995, respectively.

      During 1997, 1996 and 1995, the Company capitalized $3.3 million, $3.6 million and $3.1 million, respectively, of interest related to the costs of unproved properties in the process of development.

SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

      The following information summarizes the Company's net proved reserves of oil (including condensate and natural gas liquids) and natural gas and the present values thereof for the three years ended December 31, 1997. The following reserve information is based upon reports of the independent petroleum consulting firms of H.J. Gruy and Company and System Technology Associates Inc. with respect to the Company's California properties, Netherland Sewell & Associates, Inc. with respect to the Sunniland Trend properties and other minor properties and Ryder Scott Company with respect to the Illinois Basin Properties. The estimates are in accordance with regulations prescribed by the Securities and Exchange Commission ("SEC").

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

ESTIMATED QUANTITIES OF OIL AND NATURAL GAS RESERVES (UNAUDITED)

      The following table sets forth certain data pertaining to the Company's proved and proved developed reserves for the three years ended December 31, 1997.

                                                             AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                                    1997                      1996                      1995
                                           ----------------------     ---------------------     -------------------
                                              OIL          GAS          OIL          GAS          OIL          GAS
                                             (Bbl)        (Mcf)        (Bbl)        (Mcf)        (Bbl)        (Mcf)
                                           --------      --------     --------     ---------   --------     ---------
                                                                         (IN THOUSANDS)
PROVED RESERVES
   Beginning balance...................      115,996       37,273       94,408       43,110       61,459       51,009
   Revisions of previous estimates.....      (16,091)       3,805       19,424        6,641        5,423        2,792
   Extensions, discoveries, improved
      recovery and other additions.....       17,884        8,126        8,179        1,294       15,489        1,730
   Sale of reserves in-place...........          (26)        (547)          (5)     (12,491)      (1,227)      (9,773)
   Purchase of reserves in-place.......       40,764       14,566           45          862       17,640          130
   Production..........................       (6,900)      (2,873)      (6,055)      (2,143)      (4,376)      (2,778)
                                             -------       -------     -------      -------      -------       -------
   Ending balance......................      151,627       60,350      115,996       37,273       94,408       43,110
                                             =======       ======      =======      =======       ======       ======
PROVED DEVELOPED RESERVES
   Beginning balance...................       86,515       25,629       67,266       29,397       48,978       30,869
                                             =======       ======      =======      =======       ======       ======
   Ending balance......................       99,193       38,233       86,515       25,629       67,266       29,397
                                             =======       ======      =======      =======       ======       ======

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

    The Standardized Measure of discounted future net cash flows relating to proved oil and natural gas reserves is presented below:

                                                           DECEMBER 31,
                                        --------------------------------------------------
                                             1997             1996             1995
                                        --------------   ---------------  ----------------
                                                          (IN THOUSANDS)
Future cash inflows...................     $ 2,237,876       $2,681,007       $1,513,145
Future development costs..............        (157,877)        (111,785)        (107,995)
Future production expense.............      (1,019,254)        (977,551)        (692,008)
Future income tax expense.............        (261,130)        (437,654)        (157,110)
                                           -----------       ----------       ----------
Future net cash flows.................         799,615        1,154,017          556,032
Discounted at 10% per year............        (387,792)        (575,436)        (251,191)
                                           -----------       ----------       ----------
Standardized measure of
   discounted future net cash flows...     $   411,823       $  578,581       $  304,841
                                           ===========       ==========       ==========

      The Standardized Measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

1. An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.
2. In accordance with SEC guidelines, the engineers' estimates of future net revenues from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The crude oil price received by the Company at December 31, 1997, is based on the NYMEX Crude Oil Price of $18.34 per barrel with variations therefrom based on location and grade of crude oil. The Company has entered into various fixed price and floating price collar arrangements to fix or limit the NYMEX Crude Oil Price for a significant portion of its crude oil production. Arrangements in effect at December 31, 1997, are reflected in the reserve reports through the term of the arrangements (See Note 14). The overall average prices used in the reserve reports as of December 31, 1997, were $13.91 per barrel of crude oil, condensate and natural gas liquids and $2.13 per Mcf of natural gas.

3. The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.
4. The reports reflect the estimated present value (discounted at 10%) of future net revenue from the Company's proved oil and natural gas reserves (the "Present Value of Proved Reserves") to be $511.0 million, $764.8 million and $366.8 million at December 31, 1997, 1996 and 1995, respectively. SFAS No. 69 requires the Company to further reduce these estimates by an amount equal to the present value of estimated income taxes which might be payable by the Company in future years to arrive at the Standardized Measure. Future income taxes were calculated by applying the statutory federal income tax rate to pretax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards.

     The principal sources of changes in the Standardized Measure of future net cash flows for the three years ended December 31, 1997, are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                             1997              1996             1995
                                                                           ---------        ---------        ---------
                                                                                          (IN THOUSANDS)
Balance, beginning of year..............................................   $ 578,581        $ 304,841         $202,944
Sales, net of production expenses.......................................     (63,917)         (58,866)         (33,824)
Net change in sales and transfer prices, net of production expenses.....    (359,138)         275,200           26,968
Changes in estimated future development costs...........................       9,927           (5,188)          (3,228)
Extensions, discoveries and improved recovery, net of costs.............      84,676           50,013           59,050
Previously estimated development costs incurred during the year.........      23,449           19,662            3,136
Purchase of reserves in-place...........................................      74,278            2,253           64,214
Sales of reserves in-place..............................................      (1,501)          (3,357)         (11,381)
Revision of quantity estimates..........................................     (57,597)         145,815           24,533
Accretion of discount...................................................      76,477           36,678           22,937
Net change in income taxes..............................................      87,024         (124,254)         (35,512)
Changes in estimated timing of production and other.....................     (40,436)         (64,216)         (14,996)
                                                                           ---------        ---------         --------
Balance, end of year....................................................   $ 411,823        $ 578,581         $304,841
                                                                           =========        =========         ========

      Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. A large portion of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, upon which proved reserve volumes, the Present Value of Proved Reserves and the Standardized Measure as of such date were based, was $18.34 per barrel. During the first quarter of 1998, the benchmark NYMEX crude oil price fluctuated significantly, closing as high as $17.82 per barrel and as low as $13.21 per barrel. At March 23, 1998, the benchmark NYMEX crude oil price was approximately $16.50 per barrel. At December 31, 1997, the Standardized Measure (See Note 1) of the Company's proved reserves was greater than the book carrying cost of the Company's oil and gas properties by approximately $85 million. Subject to ongoing exploitation and production activities which may affect the estimated volumes and values of the Company's oil and gas properties, the Company estimates that the Standardized Measure of the Company's proved reserves will approximate the book carrying cost of such properties at a NYMEX benchmark crude oil price between $15.00 and $16.00 per barrel and the Company could be required to record a noncash writedown of such capitalized costs.

NOTE 17 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table shows summary financial data for 1997 and 1996.

                                                                     QUARTER ENDED
                                                 ----------------------------------------------------------
                                                 MARCH 31         JUNE 30       SEPTEMBER 30    DECEMBER 31
                                                 ---------       ---------     --------------  ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Revenues.....................................     $207,132         $188,592        $220,660        $245,860
Operating profits............................     $ 18,609         $ 18,666        $ 18,567        $ 20,874
Net income...................................     $  3,891         $  3,252        $  2,759        $  4,357
Basic EPS....................................     $   0.24         $   0.20        $   0.17        $   0.25
Diluted EPS..................................     $   0.22         $   0.18        $   0.15        $   0.23

1996
Revenues.....................................     $123,513         $155,930        $169,245        $180,920
Operating profits............................     $ 13,360         $ 18,353        $ 17,616        $ 19,377
Income before extraordinary item.............     $  9,216         $  4,614        $  3,486        $  4,336
Net income...................................     $    709         $  6,502        $  5,001        $  4,336
Basic EPS
   Before extraordinary item.................     $   0.57         $   0.28        $   0.21        $   0.26
   Extraordinary item........................        (0.53)            0.12            0.10              --
                                                  --------         --------        --------        --------
                                                  $   0.04         $   0.40        $   0.31        $   0.26
                                                  ========         ========        ========        ========
Diluted EPS
   Before extraordinary item.................     $   0.54         $   0.26        $   0.20        $   0.24
   Extraordinary item........................        (0.50)            0.11            0.08              --
                                                  --------         --------        --------        --------
                                                  $   0.04         $   0.37        $   0.28        $   0.24
                                                  ========         ========        ========        ========

NOTE 18 -- SUBSEQUENT EVENT -- ALL AMERICAN PIPELINE ACQUISITION (UNAUDITED)

     On March 21, 1998, Plains All American, a wholly owned subsidiary of the Company, entered into a definitive agreement to acquire all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron Companies") from The Goodyear Tire & Rubber Company ("Goodyear"). Aggregate proceeds to Goodyear through closing are estimated at $420 million. The principal assets of the entities to be acquired include the All American Pipeline System, a 1,233-mile crude oil pipeline extending from California to Texas, and a 45-mile crude oil gathering system in the San Joaquin Valley of California, as well as other assets related to such operations. The purchase price is subject to certain adjustments through the closing date, and the transaction is subject to regulatory review and approval. The transaction is expected to be completed in the third quarter of 1998 after regulatory approvals by the United States Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, and by the Public Utilities Commission of the State of California have been secured. For 1997, the operations to be acquired generated approximately $65 million in earnings before interest, taxes, depreciation and amortization.

     A major portion of the financing for the transaction will be provided through a new $325 million, limited recourse bank facility made available to Plains All American by ING Barings and BankBoston N.A. In addition to the bank facility, the Company will make a capital contribution to Plains All American of up to $130 million which will be used to fund the balance of the purchase price and transaction costs and provide initial working capital. To finance its capital contribution, the Company will borrow approximately $50 million under the Revolving Credit Facility and has entered into financing commitments for a new issue of privately placed, convertible preferred stock aggregating approximately $80 million. Commitments for the preferred stock placement have been obtained from a group of equity investors comprised primarily of existing shareholders. The preferred stock has an aggregate stated value of $80 million and bears a cumulative dividend of 9.5% per annum, payable semi-annually in either cash or additional shares of preferred stock at the Company's option. Each share of preferred stock is convertible into 27.78 shares of Common Stock (an effective conversion price of $18.00 per share) and in certain circumstances may be converted at the Company's option into Common Stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. The preferred stock is redeemable at the option of the Company at 110% of stated value after March 31, 1999 and at declining amounts thereafter. If not previously redeemed or converted, the preferred stock is required to be redeemed in 2012.