Form 10-Q
period 1998-03-31
PLAINS RESOURCES INC
filed 1998-05-15
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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



                               500 DALLAS STREET
                              HOUSTON, TEXAS 77002
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 654-1414
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X     NO
                                          -----      -----

16,833,431 shares of common stock $.10 par value, issued and outstanding at May 11, 1998.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets:
     March 31, 1998 and December 31, 1997.................                    3
   Consolidated Statements of Income:
     For the three months ended March 31, 1998 and 1997...                    4
   Consolidated Statements of Cash Flows:
     For the three months ended March 31, 1998 and 1997...                    5
   Notes to Consolidated Financial Statements.............                    6

MANAGEMENT'S DISCUSSION AND ANALYSIS......................                    8

PART II.  OTHER INFORMATION...............................                   14


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                              MARCH 31,         DECEMBER 31,
                                                1998                1997
                                              ----------        ------------
                                              (UNAUDITED)

                   ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $  29,906          $   3,714
Accounts receivable                              71,502             99,597
Inventory                                        22,418             22,802
Prepaids and other                                  905                667
                                              ---------          ---------
Total current assets                            124,731            126,780
                                              ---------          ---------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost
 method:
  Subject to amortization                       515,610            498,038
  Not subject to amortization                    53,394             52,024
Midstream assets, primarily crude oil
 terminal and storage facility                   35,510             35,451
Other property and equipment                      8,321              8,074
                                              ---------          ---------
                                                612,835            593,587
Less allowance for depreciation, depletion
 and amortization                              (186,711)          (180,279)
                                              ---------          ---------
                                                426,124            413,308
                                              ---------          ---------
                                                 16,378             16,731
                                              ---------          ---------
OTHER ASSETS                                  $ 567,233          $ 556,819
                                              =========          =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current
 liabilities                                  $  87,236          $ 102,663
Interest payable                                  1,600              6,601
Royalties payable                                 4,908              5,016
Notes payable and other current obligations       1,261             18,511
                                              ---------          ---------
Total current liabilities                        95,005            132,791

BANK DEBT                                       126,560             80,000
SUBORDINATED DEBT                               202,605            202,661
OTHER LONG-TERM DEBT                              3,067              3,067
OTHER LONG-TERM LIABILITIES                       5,089              5,107
                                              ---------          ---------
                                                432,326            423,626
                                              ---------          ---------
STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred
 Stock, $1.00 par value, 46,600 shares
 authorized, issued and outstanding, net
 of discount of $2,317,000 and $2,629,000
 at March 31, 1998 and December 31, 1997,
 respectively                                    20,983             20,671
Common stock, $.10 par value, 50,000,000
 shares authorized; issued and outstanding
 16,745,207 at March 31, 1998, and
 16,703,074 shares at December 31, 1997           1,675              1,670
Additional paid-in capital                      123,165            122,887
Accumulated deficit                             (10,916)           (12,035)
                                              ---------          ---------
                                                134,907            133,193
                                              ---------          ---------
                                              $ 567,233          $ 556,819
                                              =========          =========

                See notes to consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
 DATA)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ------------------
                                                  1998        1997
                                                 ------      ------

REVENUE
Oil and natural gas sales                        $ 26,164    $ 26,279
Marketing, transportation and storage             167,204     180,795
Interest and other income                             204          58
                                                 --------    --------
                                                  193,572     207,132
                                                 --------    --------
EXPENSES
Production expenses                                12,838      10,194
Purchases, transportation and storage             163,200     178,329
General and administrative                          2,376       2,095
Depreciation, depletion and amortization            6,755       5,320
Interest expense                                    6,109       4,710
                                                 --------    --------
                                                  191,278     200,648
                                                 --------    --------
Income before income taxes                          2,294       6,484
Income tax expense:
  Current                                               3         114
  Deferred                                            860       2,479
                                                 --------    --------
NET INCOME                                       $  1,431    $  3,891
                                                 ========    ========
Less: cumulative preferred stock dividends            312          --
                                                 --------    --------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS      $  1,119    $  3,891
                                                 ========    ========
Earnings per share:
  Basic                                          $   0.07    $   0.24
                                                 ========    ========
  Diluted                                        $   0.06    $   0.22
                                                 ========    ========

          See notes to consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ------------------
                                                  1998        1997
                                                 ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $  1,431    $  3,891
Items not affecting cash flows from operating
 activities:
  Depreciation, depletion and amortization          6,755       5,320
  Deferred income taxes                               860       2,479
  Other noncash items                                  54          85
Change in assets and liabilities resulting
 from operating activities:
  Accounts receivable                              27,749       6,618
  Inventory                                           384      (5,647)
  Prepaids and other                                 (228)        248
  Accounts payable and other current
   liabilities                                    (18,881)     (3,528)
  Interest payable                                 (4,308)     (3,019)
  Royalties payable                                    13         581
                                                 --------    --------
Net cash provided by operating activities          13,829       7,028
                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition, exploration and
 development costs                                (15,944)    (35,481)
Payment for additions to other property
 and assets                                          (315)     (4,158)
                                                 --------    --------
Net cash used in investing activities             (16,259)    (39,639)
                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                       75,560      68,300
Proceeds from short-term debt                         750          --
Principal payments of long-term debt              (29,000)    (37,000)
Principal payments of short-term debt             (18,000)         --
Other                                                (688)        (92)
                                                 --------    --------
Net cash provided by financing activities          28,622      31,208
                                                 --------    --------
Net increase (decrease) in cash and cash
 equivalents                                       26,192      (1,403)
Cash and cash equivalents, beginning of period      3,714       2,517
                                                 --------    --------
Cash and cash equivalents, end of period         $ 29,906    $  1,114
                                                 ========    ========

                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                  (UNAUDITED)

Note 1 -- Accounting Policies


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC.


All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at March 31, 1998, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.


NOTE 2 -- ACQUISITION

On March 21, 1998, Plains All American Inc., a wholly owned unrestricted subsidiary of the Company, as defined in the indenture for the Company's $200 million 10.25% Senior Subordinated Notes (the "Indenture"), entered into a definitive agreement to acquire all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron Companies") from The Goodyear Tire & Rubber Company ("Goodyear"). The agreement provides for a purchase price of $396 million and for dividends to be paid by the Celeron Companies to Goodyear between January 1, 1998, and closing in an amount not to exceed $25.1 million, resulting in aggregate proceeds to Goodyear of approximately $420 million. Net of the dividends to be paid to Goodyear, the Company estimates the aggregate amount payable at closing, inclusive of estimated closing costs and net of working capital to be acquired will approximate $400 million. The principal assets of the entities to be acquired include the All American Pipeline System, a 1,233-mile crude oil pipeline extending from California to Texas, and a 45-mile crude oil gathering system in the San Joaquin Valley of California, as well as other assets related to such operations. The purchase price is subject to certain adjustments through the closing date, and the transaction is subject to regulatory review and approval. The transaction is expected to be completed in the third quarter of 1998 after regulatory approvals by the United States Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, and by the Public Utilities Commission of the State of California have been secured.

NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share ("EPS") computations for income from continuing operations for the three months ended March 31, 1998 and 1997, as required by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Prior period EPS data has been restated in accordance with the provisions of SFAS 128.

                                                                          For the Quarter ended March 31,
                                      ---------------------------------------------------------------------------------------------

                                                              1998                                               1997
                                      ----------------------------------------------------------------------------------------------

                                            Income             SHARES            PER           INCOME             SHARES       PER
                                           (NUMERA            (DENOMI           SHARE          (NUMERA           (DENOMI      SHARE
                                            -TOR)              -NATOR)          AMOUNT          -TOR              -NATOR)     AMOUNT

                                      ----------------------------------------------------------------------------------------------

                                                                       (in thousands, except per share data)
                                                                                    (UNAUDITED)
Net income                                 $   1,431                                        $   3,891
Less:  preferred stock dividends                (312)                                              --
                                           ---------                                        ---------
Income available to common
     stockholders                              1,119           16,724        $  0.07            3,891             16,535     $ 0.24
                                                                             =======                                         ======
Effect of dilutive securities:
     Employee stock options                       --            1,029                              --              1,003
     Warrants                                     --              518                              --                493
                                           ---------           ------                       ---------             ------
Income available to common
     stockholders assuming dilution        $   1,119           18,271        $  0.06        $   3,891             18,031     $ 0.22
                                           =========           ======        =======        =========             ======     ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Three month periods ended March 31, 1998 and 1997

The Company reported increases in the fundamental performance drivers in both its operating segments during the first quarter of 1998. Oil and gas production in the upstream segment increased 19% and gross margin from midstream activities increased 62% over the similar results from last year's first quarter. Despite the significant improvement in controllable aspects of the Company's operations, financial results were adversely affected by a 30% decline in the average benchmark oil price between the two periods. The NYMEX benchmark oil price averaged $15.97 per barrel in the first quarter of 1998, compared to the $22.83 per barrel average for the first quarter of 1997.

For the quarter ended March 31, 1998, the Company reported net income of $1.4 million, or $.07 per share ($.06 per share assuming dilution). This compares with net income in the prior year period of $3.9 million or $.24 per share ($.22 per share assuming dilution) on substantially higher oil prices. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter of 1998 totaled $15.3 million, a 7% decline from the $16.5 million reported for the prior year period. Cash flow from operations (net income plus noncash expenses) was $9.1 million for the first quarter of 1998 as compared to $11.8 million in last year's first quarter. Net cash provided by operating activities, as reported in the consolidated statements of cash flows, increased to $13.8 million for the three months ended March 31, 1998, as compared to $7.0 million for the 1997 comparative period. Such increase is primarily due to an increase in inventory levels in the prior year period and the timing of cash receipts and payments between the two periods.

Upstream Results

The following table sets forth certain upstream operating information of the Company for the periods presented:


                                         THREE MONTHS ENDED
                                              MARCH 31,
                                     ------------------------
                                          1998            1997
                                     ------------    ------------
                                           (IN THOUSANDS,
                                        EXCEPT PER UNIT DATA)
                                             (UNAUDITED)
AVERAGE DAILY PRODUCTION VOLUMES
Barrels of oil equivalent ("BOE")
  California (91% oil)                   13.7              10.1
  S. Florida (100% oil)                   4.9               5.2
  Illinois Basin (100% oil)               3.7               3.4
  Sold Properties                          --               0.1
                                        -----             -----
  Total (94% oil)                        22.3              18.8
                                        =====             =====
UNIT ECONOMICS
  Average sales price per BOE          $13.03            $15.51
  Production expenses per BOE            6.39              6.02
                                        -----             -----
  Gross margin per BOE                   6.64              9.49
  Upstream G&A expense per BOE           0.69              0.74
                                       ------            ------
  Gross profit per BOE                 $ 5.95            $ 8.75
                                       ======            ======


Oil and natural gas production for the first quarter of 1998 increased approximately 19% to an average of 22,300 BOE per day as compared to the first quarter 1997 average of 18,800 BOE per day. The increase in production volumes is primarily attributable to the Company's ongoing exploitation activities on its three core properties and to the acquisition of two California producing properties during 1997. The

Montebello and the Arroyo Grande Fields were acquired during the first quarter and fourth quarter of 1997, respectively. Excluding the impact of these acquisitions, total production was up approximately 8% from the prior year quarter.

Net daily production in California increased approximately 36% to 13,700 BOE in the first quarter of 1998 compared to 10,100 BOE in the same quarter of 1997. Excluding production from the two 1997 acquisitions, total California production was up approximately 15% over the comparative prior year quarter. During the first quarter of 1998, the Company's California properties experienced production downtime of approximately 15,000 barrels due to El Nino related weather conditions. Net daily production in the Illinois Basin averaged approximately 3,700 barrels per day during the first quarter of 1998, an increase of approximately 9% as compared to the 1997 first quarter average of 3,400 barrels per day. Net daily production in South Florida averaged approximately 4,900 barrels per day during the first quarter of 1998, a 6% decrease from the 1997 comparative period. Barge logistic problems and, to a lesser extent, workover activity had a negative impact of approximately 29,000 net barrels in South Florida during the first quarter of 1998. Due to the high volume of production that is generated by a few wells in South Florida, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production.

Oil and natural gas revenues remained constant at $26.2 million for the first quarter of 1998 as decreased product prices offset increased production volumes. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $13.03 per BOE, a decrease of approximately 16% as compared to 1997's first quarter average wellhead price of $15.51 per BOE. The NYMEX benchmark West Texas Intermediate ("WTI") crude oil price averaged $15.97 per barrel during the 1998 first quarter, 30% or $6.86 per barrel below the $22.83 per barrel average for the first quarter of 1997. The Company maintained hedges on approximately 60% and 80% of its crude oil production in the first quarter of 1998 and 1997, respectively, with the current year's hedge price averaging a NYMEX WTI price of approximately $19.80 per barrel, approximately $.80 per barrel higher than last year's average hedge price. Hedging transactions had the effect of increasing the Company's average price per BOE by $2.10 in the first quarter of 1998 and decreasing such price by approximately $3.58 per BOE in the 1997 first quarter.

The Company was also negatively affected by higher location and quality differentials from the NYMEX benchmark price, particularly in South Florida, where the differential was approximately $9.00 per barrel in the current year quarter, approximately $2 per barrel higher than the prior year quarter. The Company's weighted average differential for all areas was approximately $5.10 per barrel for the 1998 first quarter, compared to approximately $3.75 per barrel during last year's first quarter.


Unit gross margin in the upstream segment was $6.64 per BOE, a 30% decrease as compared to $9.49 per BOE reported for the first quarter of 1997 on substantially higher oil prices. Upstream unit gross profit, which deducts all pre-interest cash costs, was $5.95 per BOE, 32% lower than the 1997 amount of $8.75 per BOE. Unit production expenses increased by 6% to $6.39 per BOE for the first quarter of 1998, from $6.02 for the prior year quarter. El Nino related expenses in California accounted for approximately $.20 per BOE or 54% of the increase. Total production expenses increased to $12.8 million from $10.2 million for the first quarter of 1997 primarily due to increased production volumes related to the Company's acquisition and exploitation activities and to the El Nino related expenses.

Unit general and administrative ("G&A") expense in the upstream segment declined 7% to $.69 per BOE from $.74 per BOE primarily due to increased production levels. Depreciation, depletion and amortization ("DD&A") per BOE was $3.00 for the first quarter of 1998 compared to $2.75 per BOE in the 1997 comparative quarter. Such increase is primarily attributable to the impact of lower commodity prices on proved reserve volumes. Total DD&A expense increased to $6.8 million from $5.3 million due to increased production volumes.


Midstream Results

The following table sets forth certain midstream operating information of the Company for the periods presented:


                                               THREE MONTHS
                                                   ENDED
                                                 MARCH 31,
                                           ------------------
                                            1998        1997
                                           ------     -------
                                              (IN THOUSANDS)
                                                (UNAUDITED)

OPERATING RESULTS
     Gross Margin                          $4,004     $2,466
     G&A expense                              986        837
                                           ------     ------
     Gross profit                          $3,018     $1,629
                                           ======     ======

AVERAGE DAILY VOLUMES
     Crude oil barrels marketed                81         63
     Crude oil terminal throughput barrels     55         71

The Company's midstream segment reported gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $4.0 million for the first quarter of 1998, reflecting an approximate 62% increase over the $2.5 million reported for the 1997 quarter. Gross profit (gross margin less midstream G&A expenses) increased 85% to $3.0 million versus $1.6 million in the first quarter of 1997. Net of interest expense associated with contango inventory transactions, midstream gross margin and gross profit for the current year quarter were $3.9 million and $2.9 million, respectively, representing increases of approximately 56% and 76% over the 1997 respective amounts. The Company did not have any contango inventory transactions in the prior year quarter. The increases in gross margin and gross profit are due to increased marketing activities, strong marketing margins in areas where the Company conducts a large part of its marketing activities which offset weaker marketing margins in other areas and to profits from contango crude oil inventory transactions. Gross revenues decreased to $167.2 million from $180.8 million for the prior year quarter due to the decrease in crude oil prices between the two periods. Midstream G&A expenses increased from $837,000 to $986,000 in the current year quarter primarily as a result of additional personnel added to further expand marketing activities. Average crude oil volumes marketed increased approximately 29% to 81,000 barrels per day from 63,000 barrels per day averaged during the 1997 quarter. Because the crude oil market was in contango during the first quarter of 1998, the Company utilized its storage and terminal facility in Cushing, Oklahoma (the "Cushing Terminal") to take advantage of available market arbitrages. Accordingly, average volumes terminalled through the Cushing Terminal decreased about 16,000 barrels per day to 55,000 barrels in the 1998 first quarter from 71,000 barrels per day in the 1997 comparative period.

General

Total G&A expense increased approximately 13% to $2.4 million for the first quarter of 1998. The increase is a result of higher G&A expenses in the midstream segment primarily due to expansion of the Company's marketing activities and to increased expenses in the upstream segment primarily related to the Company's 1997 acquisitions. Unit upstream G&A expense declined 7% to $.69 per BOE in the first quarter of 1998 due to increased production volumes.



Interest expense for the quarter ended March 31, 1998, increased to $6.1 million from $4.7 million for the comparative prior year quarter primarily due to higher outstanding debt which was partially offset by a slightly lower overall average interest rate. The current year quarter includes approximately $.2 million of interest associated with amounts borrowed to fund the Company's capital contribution to Plains All American Inc. ("Plains All American"). See "Capital Resources, Liquidity and Financial Condition". Capitalized interest was $.9 million and $.7 million for the three months ended March 31, 1998 and 1997, respectively.

The Company's total tax provision for the quarter ended March 31, 1998, was approximately $.9 million, as compared to the first quarter 1997 tax provision of approximately $2.6 million. Such decrease is due to the decrease in income before taxes between the two periods and a slight decrease in the Company's effective tax rate. In both periods, substantially all of the Company's income tax provision was deferred.

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


CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

On March 21, 1998, Plains All American, a wholly owned unrestricted subsidiary of the Company, as defined in the indenture ("Indenture") for the Company's $200 million 10.25% Senior Subordinated Notes (the "10.25% Notes"), entered into a definitive agreement to acquire all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron Companies") from The Goodyear Tire & Rubber Company ("Goodyear") The agreement provides for a purchase price of $396 million and for dividends to be paid by the Celeron Companies to Goodyear between January 1, 1998, and closing in an amount not to exceed $25.1 million, resulting in aggregate proceeds to Goodyear of approximately $420 million. Net of the dividends to be paid to Goodyear, the Company estimates the aggregate amount payable at closing, inclusive of estimated closing costs and net of working capital to be acquired will approximate $400 million. The principal assets of the entities to be acquired include the All American Pipeline System, a 1,233-mile crude oil pipeline extending from California to Texas, and a 45-mile crude oil gathering system in the San Joaquin Valley of California, as well as other assets related to such operations. The purchase price is subject to certain adjustments through the closing date, and the transaction is subject to regulatory review and approval. The transaction is expected to be completed in the third quarter of 1998 after regulatory approvals by the United States Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, and by the Public Utilities Commission of the State of California have been secured.

A major portion of the financing for the transaction will be provided through a new $325 million, limited recourse bank facility made available to Plains All American by ING Barings and BankBoston N.A. In addition to the bank facility, the Company will make a minimum capital contribution to Plains All American of $110 million which will be used to fund the balance of the purchase price and transaction costs and provide initial working capital. To finance its capital contribution, the Company will borrow a minimum of $25 million under the Company's Revolving Credit Facility (the "Revolving Credit Facility") and has entered into financing commitments for a new issue of privately placed, convertible preferred stock aggregating approximately $85 million. Commitments for the preferred stock placement have been obtained from a group of equity investors comprised primarily of existing shareholders. In addition to the preferred stock, the Company has the flexibility under the covenants of its Indenture and Revolving Credit Facility to contribute an aggregate of approximately $55 million to Plains All American.

During the quarter, the Company made a capital contribution of approximately $29 million to Plains All American. The capital contribution was made during the first quarter due to the uncertainty of crude oil prices and the resulting potential limitations at a later date from the debt incurrence covenants contained in the Indenture for the 10.25% Notes. The capital contribution was made with existing cash on hand and proceeds from the Revolving Credit Facility. At March 31, 1998, the Company had approximately $126.6 million in borrowings and a $1.0 million standby letter of credit outstanding under the Revolving Credit Facility. The Company anticipates increasing the size of the Revolving Credit Facility by $60 million to a total of $225 million of aggregate borrowing capacity.

At March 31, 1998, the Company had working capital of approximately $29.7 million including the amount contributed to Plains All American which is currently invested in short-term investments. Excluding such contribution, the Company had working capital of approximately $1.0 million compared to a working capital deficit of $6.0 million at December 31, 1997. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.

INVESTING AND FINANCING ACTIVITIES

Net cash flows used in investing activities were $16.3 million and $39.6 million for the three months ended March 31, 1998 and 1997, respectively. Investing activities include payments for acquisition, exploration and development costs of $15.9 million and $35.5 million for these same periods, respectively. Included in the 1997 amount is approximately $25 million related to the acquisition of the Montebello field.

Net cash provided by financing activities amounted to $28.6 million and $31.2 million for the three months ended March 31, 1998 and 1997, respectively. Approximately $16 million and $25 million borrowed under the Revolving Credit Facility to fund the capital contribution to Plains All American and the acquisition of the Montebello field is included in proceeds from long-term debt in 1998 and 1997, respectively. Included in both years are net proceeds from borrowings under the Revolving Credit Facility as a result of acquisition, exploration and development activities. Financing activities during the first quarter of 1998 include approximately $.8 million in short-term borrowings and approximately $18 million of repayments related to contango crude oil inventory transactions at the Cushing Terminal.

CHANGING OIL AND NATURAL GAS PRICES

The Company is affected by changes in crude oil prices, which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, prolonged low crude oil prices or future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. In order to manage its exposure to commodity price risk, the Company has routinely hedged a portion of its crude oil production. For 1998, the Company has entered into various fixed price arrangements on approximately 12,250 barrels of oil per day, or approximately 60% of 1998 first quarter crude oil production at a NYMEX WTI price of approximately $19.80 per barrel. In addition, the Company also has fixed price arrangements on 9,000 barrels per day in 1999 at a NYMEX WTI price of $18.25 per barrel, or approximately 40% of first quarter 1998 crude oil production levels. The foregoing NYMEX WTI prices are before quality and location differentials. Management intends to continue to maintain hedging arrangements for a significant portion of its production. Such contracts may expose the Company to the risk of financial loss in certain circumstances.

Additionally, decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Almost all of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, upon which proved reserve volumes, the estimated present value (discounted at 10%) of future net revenue from the Company's proved oil and natural gas reserves (the "Present Value of Proved Reserves") and the Present Value of Proved Reserves reduced by future discounted income taxes (the "Standardized Measure") as of such date were based, was $18.34 per barrel. During 1998, the benchmark NYMEX crude oil price has fluctuated significantly, closing as high as $17.82 per barrel and as low as $13.21 per barrel. Under full cost accounting rules as prescribed by the SEC, unamortized costs of proved oil and natural gas properties are subject to a ceiling, which limits such costs to the Standardized Measure. At December 31, 1997, the Standardized Measure of the Company's proved reserves was greater than the book carrying cost of the Company's oil and gas properties by approximately $85 million. Subject to ongoing exploitation and production activities which may affect the estimated volumes and values of the Company's oil and gas properties, the Company estimates that the Standardized Measure of the Company's proved reserves will approximate the book carrying cost of such properties at a NYMEX benchmark crude oil price between $15.00 and $16.00 per barrel and in the future the Company could be required to record a noncash writedown of such capitalized costs. This estimated price range is based on average historical differentials between the NYMEX WTI benchmark oil price and the Company's average wellhead realizations. Such wellhead realizations are affected by quality and location factors. Variations from these average differentials at any given point in time will affect the Company's estimates of proved reserve volumes and values.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

All statements, other than statements of historical facts, included in this report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, market conditions, drilling and operating hazards, uncertainties inherent in estimating oil and gas reserves and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

  None

Item 2 - Material Modification of Rights of Registrant's Securities

  None

Item 3 - Defaults on Senior Securities

  None

Item 4 - Submission of Matters to a Vote of Security Holders

  None

Item 5 - Other Information

  None

Item 6  Exhibits and Reports on Form 8-K

  A. Exhibits

     27.  Financial Data Schedule

  B. Report on Form 8-K

     A Form 8-K with respect to the News Release announcing the Company's agreement for the purchase by Plains All American Inc. (a wholly owned subsidiary of the Company) of all outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company from a subsidiary of The Goodyear Tire & Rubber Company was filed on March 23, 1998. Such Form 8-K is hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               PLAINS RESOURCES INC.



Date: May 15, 1998             By:  /s/  Cynthia A. Feeback
                                    ----------------------------------------
                                    Cynthia A. Feeback, Controller and
                                    Principal Accounting Officer
                                    (Principal Accounting Officer)