Form 10-Q
period 1998-06-30
PLAINS RESOURCES INC
filed 1998-08-14
CIK 350426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ___       ___

16,851,879 shares of common stock $.10 par value, issued and outstanding at July 31, 1998.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets:
     June 30, 1998 and December 31, 1997..................................    3
   Consolidated Statements of Income:
     For the three and six months ended June 30, 1998 and 1997............    4
   Consolidated Statements of Cash Flows:
     For the six months ended June 30, 1998 and 1997......................    5
   Notes to Consolidated Financial Statements.............................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS......................................   10

PART II.  OTHER INFORMATION...............................................   21

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,            DECEMBER 31,
                                                                       1998                  1997
                                                                 ---------------        ---------------
                                                                   (UNAUDITED)
                                       ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $        31,584       $         3,714
Accounts receivable                                                          89,840                99,597
Inventory                                                                    32,132                22,802
Prepaids and other                                                              470                   667
                                                                    ---------------       ---------------
Total current assets                                                        154,026               126,780
                                                                    ---------------       ---------------
PROPERTY AND EQUIPMENT
Oil and natural gas properties  full cost method:
   Subject to amortization                                                  539,222               498,038
   Not subject to amortization                                               54,715                52,024
Midstream assets, primarily crude oil terminal and storage facility          35,691                35,451
Other property and equipment                                                  8,764                 8,074
                                                                    ---------------       ---------------
                                                                            638,392               593,587

Less allowance for depreciation, depletion and amortization                (193,328)             (180,279)
                                                                    ---------------       ---------------
                                                                            445,064               413,308
                                                                    ---------------       ---------------
OTHER ASSETS                                                                 16,728                16,731
                                                                    ---------------       ---------------
                                                                    $       615,818       $       556,819
                                                                    ===============       ===============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                      $       101,844       $       102,663
Interest payable                                                              7,090                 6,601
Royalties payable                                                             4,475                 5,016
Notes payable and other current obligations                                  18,411                18,511
                                                                    ---------------       ---------------
Total current liabilities                                                   131,820               132,791

BANK DEBT                                                                   136,000                80,000
SUBORDINATED DEBT                                                           202,546               202,661
OTHER LONG-TERM DEBT                                                          3,067                 3,067
OTHER LONG-TERM LIABLITIES                                                    4,937                 5,107
                                                                    ---------------       ---------------
                                                                            478,370               423,626
                                                                    ---------------       ---------------
STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock, $1.00 par value,
   46,600 shares authorized, issued and outstanding,
   net of discount of $2,001,000 and $2,629,000 at June 30, 1998,
   and December 31, 1997, respectively                                       21,299                20,671
Common stock, $.10 par value, 50,000,000 shares authorized;
   issued and outstanding, 16,845,326 at June 30, 1998,
   and 16,703,074 shares at December 31, 1997                                 1,685                 1,670
Additional paid-in capital                                                  124,278               122,887
Accumulated deficit                                                          (9,814)              (12,035)
                                                                    ---------------       ---------------
                                                                            137,448               133,193
                                                                    ---------------       ---------------
                                                                    $       615,818       $       556,819
                                                                    ===============       ===============

                              See notes to consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         JUNE 30,                                  JUNE 30,
                                            ---------------------------------         ----------------------------------
                                                 1998                1997                 1998                 1997
                                            ------------         ------------         -------------         ------------
REVENUE
Oil and natural gas sales                   $     25,547         $     26,285                51,711         $     52,564
Marketing, transportation and storage            163,479              162,219               330,683              343,014
Interest and other income                            415                   88                   619                  146
                                            ------------         ------------         -------------         ------------

                                                 189,441              188,592               383,013              395,724
                                            ------------         ------------         -------------         ------------
EXPENSES
Production expenses                               12,835               10,771                25,673               20,965
Purchases, transportation and storage            158,283              159,155               321,483              337,484
General and administrative                         2,437                2,120                 4,813                4,215
Depreciation, depletion and amortization           6,838                5,944                13,593               11,264
Interest expense                                   6,757                5,181                12,866                9,891
                                            ------------         ------------         -------------         ------------
                                                 187,150              183,171               378,428              383,819
                                            ------------         ------------         -------------         ------------
Income before income taxes                         2,291                5,421                 4,585               11,905
Income tax expense:
   Current                                            19                   96                    22                  210
   Deferred                                          854                2,073                 1,714                4,552
                                            ------------         ------------         -------------         ------------
NET INCOME                                  $      1,418         $      3,252         $       2,849         $      7,143
                                            ============         ============         =============         ============
Less:  cumulative preferred stock dividends          316                   --                   628                   --
                                            ------------         ------------         -------------         ------------
NET INCOME AVAILABLE TO
   COMMON STOCKHOLDERS                      $      1,102         $      3,252         $       2,221         $      7,143
                                            ============         ============         =============         ============
Earnings per share:
   Basic                                    $        .07         $       0.20         $         .13         $       0.43
                                            ============         ============         =============         ============
   Diluted                                  $        .06         $       0.18         $         .12         $       0.40
                                            ============         ============         =============         ============

                                          See notes to consolidated financial statements.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                             ----------------------------------------------
                                                                                      1998                       1997
                                                                             -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $         2,849            $         7,143
Items not affecting cash flows from operating activities:
   Depreciation, depletion and amortization                                               13,593                     11,264
   Deferred income taxes                                                                   1,714                      4,552
   Other noncash items                                                                       131                        173
Change in assets and liabilities resulting from operating activities:
   Accounts receivable                                                                     9,524                     24,292
   Inventory                                                                              (9,330)                   (35,020)
   Prepaids and other                                                                        197                       (432)
   Accounts payable and other current liabilities                                         (7,016)                    (9,606)
   Interest payable                                                                          499                      1,029
   Royalties payable                                                                        (354)                       (16)
                                                                                 ---------------            ---------------
Net cash provided by operating activities                                                 11,807                      3,379
                                                                                 ---------------            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition, exploration and development costs                               (39,405)                   (50,554)
Payment for additions to other property and assets                                          (951)                    (3,817)
                                                                                 ---------------            ---------------
Net cash used in investing activities                                                    (40,356)                   (54,371)
                                                                                 ---------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                             119,560                    105,600
Proceeds from short-term debt                                                             17,900                     16,490
Principal payments of long-term debt                                                     (63,560)                   (69,100)
Principal payments of short-term debt                                                    (18,000)                        --
Other                                                                                        519                         42
                                                                                 ---------------            ---------------
Net cash provided by financing activities                                                 56,419                     53,032
                                                                                 ---------------            ---------------
Net increase in cash and cash equivalents                                                 27,870                      2,040
Cash and cash equivalents, beginning of period                                             3,714                      2,517
                                                                                 ---------------            ---------------
Cash and cash equivalents, end of period                                         $        31,584            $         4,557
                                                                                 ===============            ===============

                                          See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (UNAUDITED)

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

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at June 30, 1998, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves (See Note 5).

NOTE 2 -- ACQUISITION

On July 30, 1998, Plains All American Inc. ("PAAI"), a wholly owned unrestricted subsidiary of the Company, as defined in the indentures for the Company's $200 million 10.25% Senior Subordinated Notes (the "Indentures"), acquired all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron Companies") from Wingfoot Ventures Seven Inc., a wholly-owned subsidiary of The Goodyear Tire & Rubber Company ("Goodyear") for approximately $400 million, including transaction costs. The principal assets of the entities acquired include the All American Pipeline System, a 1,233-mile crude oil pipeline extending from California to Texas, and a 45-mile crude oil gathering system in the San Joaquin Valley of California, as well as other assets related to such operations.

Financing for the acquisition was provided through (i) PAAI's $325 million, limited recourse bank facility with ING (U.S.) Capital Corporation, BankBoston, N.A. and other lenders (the "PAAI Credit Facility") (See Note 4) and (ii) an approximate $110 million capital contribution to PAAI by the Company. Approximately $25 million of the capital contribution was made in the first quarter of 1998 and the remaining $85 million was provided by a privately placed issuance of the Company's Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") (See Note 3).

NOTE 3 -- PREFERRED STOCK

On July 30, 1998, the Company sold in a private placement 170,000 shares of its Series E Preferred Stock for $85 million. Each share of the Series E Preferred Stock has a stated value of $500 per share and bears a dividend of 9.5% per annum. Dividends are payable semi-annually in either cash or additional shares of Series E Stock at the Company's option and are cumulative from the date of issue. Each share of Series E Preferred Stock is convertible into 27.78 shares of Common Stock (an initial effective conversion price of $18.00 per share) and in certain circumstances may be converted at the

Company's option into Common Stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. The Series E Preferred Stock is redeemable at the option of the Company after March 31, 1999, at 110% of stated value and at declining amounts thereafter. If not previously redeemed or converted, the Series E Preferred Stock is required to be redeemed in 2012.

Proceeds from the Series E Preferred Stock were used to fund a portion of the Company's capital contribution to PAAI to acquire all of the outstanding capital stock of the Celeron Companies (See Note 2).

NOTE 4 -- DEBT

Plains All American Inc. Credit Facility

On July 30, 1998, PAAI borrowed $300 million under the PAAI Credit Facility. Such proceeds were used to acquire all of the outstanding capital stock of the Celeron Companies from Goodyear and to provide initial working capital (See Note
2).

The PAAI Credit Facility is guaranteed by the Celeron Companies and is secured by the assets of PAAI and the Celeron Companies, including all pipelines, gathering lines, available accounts receivable, inventory (including associated linefill) and the capital stock of the Celeron Companies. The PAAI Credit Facility consists of (i) a $100 million reducing, revolving line of credit with a $30 million sub-limit for letters of credit ("Tranche A") and (ii) a $225 million non-amortizing term loan ("Tranche B"). PAAI incurs a commitment fee of
 .5% per annum on the unused portion of Tranche A. The commitment for Tranche A reduces in twenty-four equal quarterly amounts commencing September 30, 1998, with final maturity on June 30, 2004. Tranche B of the PAAI Credit Facility is repayable at maturity on June 30, 2005. Prepayment of principal on Tranche B is subject to a penalty of 1% on amounts prepaid prior to December 31, 1998, and
 .5% thereafter through June 30, 1999. The PAAI Credit Facility bears interest at PAAI's option at Base Rate (as defined therein) or LIBOR plus 1.75% and 3.00% for Tranche A and Tranche B, respectively. The interest rate margin on Tranche B may decrease in certain situations based on attainment of certain debt ratios or ratings received from rating agencies. Such interest rate margin will reduce by 25 basis points on September 30, 1998, based on the current debt rating of the PAAI Credit Facility. PAAI has entered into 10 year interest rate swaps with three of the lending banks to fix the LIBOR portion of the interest rate for $200 million of Tranche B at 5.96%.

The PAAI Credit Facility contains covenants, which among other things, require PAAI to maintain certain financial ratios and minimum net worth. In addition, the PAAI Credit Facility contains restrictions on additional debt or liens, hedging contracts, asset sales other than those in the ordinary course of business, dividends and other distributions, investments, and capital expenditures above a specified amount.

Plains Marketing & Transportation Inc. Revolving Credit Facility

As a result of the PAAI acquisition and the projected increased activity, Plains Marketing & Transportation Inc. ("PMTI"), increased its letter of credit and inventory credit facility from $90 million to $175 million. On July 30, 1998, PMTI, a wholly owned subsidiary of the Company, established a $175 million secured revolving credit facility with BankBoston, N.A., ING (U.S.) Capital Corporation and other lenders (the "PMTI Credit Facility"). The purpose of the PMTI Credit Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The PMTI Credit Facility is guaranteed by the Company and by Plains Terminal & Transfer Corporation and PLX Crude Lines Inc., both wholly-owned subsidiaries of the Company. The PMTI Credit Facility is secured by all of the assets of PMTI, primarily accounts receivable and crude oil inventory. Aggregate availability under the PMTI Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of PMTI, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil.

PMTI has established a $40 million sublimit (the "Sublimit") within the PMTI Credit Facility for borrowings to finance crude oil purchased in connection with operations at the Company's crude oil terminal and storage facilities. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders.

Letters of credit under the PMTI Credit Facility are generally issued for up to seventy day periods and bear fees of 1.1% per annum on the undrawn face amount of each outstanding letter of credit. Borrowings incur interest at the borrower's option of either (i) the Base Rate, as defined, or (ii) LIBOR plus 1.5%. PMTI incurs a commitment fee of .25% per annum on the unused portion of the PMTI Credit Facility. The PMTI Credit Facility has a final maturity date of July 30, 2001.

The PMTI Credit Facility contains covenants, which among other things, require PMTI to maintain certain financial ratios and minimum levels of working capital and net worth. In addition, the PMTI Credit Facility contains restrictions on additional indebtedness, acquisitions, mergers, sale of assets, affiliate transactions, derivative contracts and capital expenditures.

Plains Resources Inc. Revolving Credit Facility

In May 1998, the Company's Revolving Credit Facility (the "Revolving Credit Facility") and borrowing base thereunder were increased to $225 million from $165 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 2000, with a final maturity of July 1, 2005, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries excluding PAAI and the Celeron Companies. At June 30, 1998, the Company had $136 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

NOTE 5 -- CHANGING OIL AND NATURAL GAS PRICES

Decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Almost all of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, upon which proved reserve volumes, the estimated present value (discounted at 10%) of future net revenue from the Company's proved oil and natural gas reserves (the "Present Value of Proved Reserves") and the Present Value of Proved Reserves reduced by future discounted income taxes (the "Standardized Measure") as of such date were based, was $18.34 per barrel. During 1998, the benchmark NYMEX crude oil price has fluctuated significantly, closing as high as $17.82 per barrel and as low as $11.56 per barrel. Under full cost accounting rules as prescribed by the SEC, unamortized costs of proved oil and natural gas properties are subject to a ceiling, which limits such costs to the Standardized Measure. At December 31, 1997, the Standardized Measure of the Company's proved reserves was greater than the book carrying cost of the Company's oil and gas properties by approximately $85 million. At June 30, 1998, based on the NYMEX price and average wellhead realizations received by the Company, the book carrying cost of the Company's proved oil and gas properties exceeded the Standardized Measure by approximately $13 million. However, prices increased subsequent to the end of the quarter, and the Company was not required to writedown its book carrying cost by such amount.

NOTE 6 -- EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share ("EPS") computations for income from continuing operations for the three and six months ended June 30, 1998 and 1997, respectively, as required by Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. Prior period EPS data has been restated in accordance with the provisions of FAS 128.

                                                                 For the Quarter ended June 30,
                                      -----------------------------------------------------------------------------
                                                        1998                                   1997
                                      --------------------------------------  -------------------------------------
                                            Income        SHARES       PER      INCOME        SHARES          PER
                                         (NUMERATOR)  (DENOMINATOR)   SHARE   (NUMERATOR)  (DENOMINATOR)     SHARE
                                                                      AMOUNT                                 AMOUNT
                                      --------------  -------------   ------  -----------  -------------    -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            (UNAUDITED)
Net income                                 $   1,418                          $   3,252
Less:  preferred stock dividends                (316)                                --
                                           ---------                          ---------
Income available to common
     stockholders                              1,102        16,820    $  0.07     3,252         16,551      $  0.20
                                                                      =======                               =======
Effect of dilutive securities:
     Employee stock options                       --         1,151                   --            906
     Warrants                                     --           579                   --            468
                                           ---------        ------            ---------         ------
Income available to common
     stockholders assuming dilution        $   1,102        18,550    $  0.06 $   3,252         17,925      $  0.18
                                           =========        ======    ======= =========         ======      =======


                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------------------------------------------------
                                                        1998                                   1997
                                      --------------------------------------  --------------------------------------
                                            Income        SHARES       PER      INCOME        SHARES           PER
                                         (NUMERATOR)  (DENOMINATOR)   SHARE   (NUMERATOR)  (DENOMINATOR)      SHARE
                                                                      AMOUNT                                  AMOUNT
                                      --------------  -------------   ------  -----------  -------------     -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      (UNAUDITED)
Net income                                 $   2,849                           $  7,143
Less:  preferred stock dividends                (628)                                --
                                           ---------                           --------
Income available to common
     stockholders                              2,221       16,772     $ 0.13      7,143       16,543         $  0.43
                                                                      ======                                 =======
Effect of dilutive securities:
     Employee stock options                       --        1,090                    --          954
     Warrants                                     --          549                    --          481
                                           ---------       ------              --------       ------
Income available to common
     stockholders assuming dilution        $   2,221       18,411     $ 0.12   $  7,143       17,978         $  0.40
                                           =========       ======     ======   ========       ======         =======

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

The Company reported continued improvement in the fundamental performance drivers in both its operating segments during the second quarter of 1998. Oil and gas production in the upstream segment increased 13% and gross margin from midstream activities increased 70% over the similar results from last year's second quarter. Despite record operating results in both segments, financial results were adversely affected by a 26% decline in the average benchmark oil price between the two periods. The NYMEX benchmark oil price averaged $14.69 per barrel in the second quarter of 1998, compared to the $19.94 per barrel average for the second quarter of 1997.

For the quarter ended June 30, 1998, the Company reported net income of $1.4 million, or $.07 per share ($.06 per share assuming dilution). These results compare with net income in the prior year period of $3.3 million or $.20 per share ($.18 per share assuming dilution) on substantially higher oil prices. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the second quarter of 1998 totaled $16.0 million, a 3% decline from the $16.5 million reported for the prior year period. Cash flow from operations (net income plus noncash expenses) was $9.2 million for the second quarter of 1998 as compared to $11.4 million in last year's second quarter.

Upstream Results

The following table sets forth certain upstream operating information of the Company for the periods presented:


                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                          ------------------------------------
                                               1998                  1997
                                          ----------------     ---------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                                       (UNAUDITED)

AVERAGE DAILY PRODUCTION VOLUMES
Barrels of oil equivalent ("BOE")
     California (90% oil)                        13.8                10.8
     S. Florida (100% oil)                        5.3                 5.6
     Illinois Basin (100% oil)                    3.6                 3.4
     Sold Properties                               --                 0.2
                                          -----------            --------
     Total (94% oil)                             22.7                20.0
                                          ===========            ========
UNIT ECONOMICS
     Average sales price per BOE          $     12.38            $  14.44
     Production expenses per BOE                 6.22                5.92
                                          -----------            --------
     Gross margin per BOE                        6.16                8.52
     Upstream G&A expense per BOE                0.67                0.69
                                          -----------            --------
     Gross profit per BOE                 $      5.49            $   7.83
                                          ===========            ========

Oil and natural gas production for the second quarter of 1998 increased approximately 13% to an average of 22,700 BOE per day as compared to the second quarter 1997 average of 20,000 BOE per day. The increase in production volumes is primarily attributable to the Company's ongoing exploitation activities on its three core properties and to the acquisition of the California Arroyo Grande Field during the fourth quarter of 1997. Excluding the impact of this acquisition, total production was up approximately 6% from the prior year quarter.

Net daily production in California increased approximately 28% to 13,800 BOE in the second quarter of 1998 compared to 10,800 BOE in the same quarter of 1997. Excluding production from the Arroyo Grande Field, total California production was up approximately 15% over the comparative prior year quarter. Net daily production in the Illinois Basin averaged approximately 3,600 barrels per day during the second quarter of 1998, an increase of approximately 3% as compared to the 1997 second quarter average of 3,400 barrels per day. Net daily production in South Florida averaged approximately 5,300 barrels per day during the second quarter of 1998, a 5% decrease from the 1997 comparative period, but an increase of 8% over the 1998 first quarter production. The decrease is attributable to normal decline on high volume wells that were drilled in 1996. The second quarter 1997 South Florida production was the highest quarterly production since the Company acquired the fields in 1993. Due to the high volume of production that is generated by a few wells in South Florida, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production.

Oil and natural gas revenues were $25.5 million for the second quarter of 1998, a decrease of 3% from the 1997 second quarter amount due to decreased product prices which offset increased production volumes. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $12.38 per BOE, a decrease of approximately 14% as compared to 1997's second quarter average realized price of $14.44 per BOE. The NYMEX benchmark West Texas Intermediate ("WTI") crude oil price averaged $14.69 per barrel during the 1998 second quarter, 26% or $5.25 per barrel below the $19.94 per barrel average for the second quarter of 1997. The Company maintained hedges on approximately 57% and 75% of its crude oil production in the second quarter of 1998 and 1997, respectively, with the current year's hedge price averaging a NYMEX WTI price of approximately $19.80 per barrel, approximately $.55 per barrel higher than last year's average hedge price. Hedging transactions had the effect of increasing the Company's average price per BOE by $2.75 in the second quarter of 1998 and decreasing such price by approximately $.60 per BOE in the 1997 second quarter.

The Company's realized product price was also negatively affected by higher location and quality differentials from the NYMEX benchmark price due to the weakening of heavy light spreads and the impact of the lower quality Arroyo Grande crude. The Company's weighted average differential for all areas was approximately $5.23 per barrel for the 1998 second quarter, compared to approximately $4.43 per barrel during last year's second quarter.

Unit gross margin in the upstream segment was $6.16 per BOE, a 28% decrease as compared to $8.52 per BOE reported for the second quarter of 1997 on substantially higher oil prices. Upstream unit gross profit, which deducts all pre-interest cash costs, was $5.49 per BOE, 30% lower than the 1997 amount of $7.83 per BOE. Unit production expenses increased by 5% to $6.22 per BOE for the second quarter of 1998, from $5.92 for the prior year quarter. Total production expenses increased to $12.8 million from $10.8 million for the second quarter of 1997 primarily due to increased production volumes related to the Company's acquisition and exploitation activities.

Unit general and administrative ("G&A") expense in the upstream segment declined 3% to $.67 per BOE from $.69 per BOE primarily due to increased production levels. Depreciation, depletion and amortization ("DD&A") per BOE was $3.00 for the second quarter of 1998 compared to $2.85 per BOE in the 1997 comparative quarter. Such increase is primarily attributable to the impact of lower commodity prices on proved reserve volumes. Total DD&A expense increased to $6.8 million from $5.9 million due to increased production volumes and the higher DD&A rate.

Midstream Results

The following table sets forth certain midstream operating information of the Company for the periods presented:


                                                THREE MONTHS ENDED
                                                      JUNE 30,
                                           ----------------------------
                                                1998             1997
                                           -----------      -----------
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)
OPERATING RESULTS
     Gross Margin                          $5,196              $3,064
     G&A expense                            1,055                 869
                                           ------              ------
     Gross profit                          $4,141              $2,195
                                           ======              ======
AVERAGE DAILY VOLUMES
     Crude oil barrels marketed                83                  71
     Crude oil terminal throughput barrels     72                  80


The Company's midstream segment reported gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $5.2 million for the second quarter of 1998, reflecting an approximate 70% increase over the $3.1 million reported for the 1997 quarter. Gross profit (gross margin less midstream G&A expenses) increased 89% to $4.1 million versus $2.2 million in the second quarter of 1997. Net of interest expense associated with contango inventory transactions, midstream gross margin and gross profit for the current year quarter were $5.0 million and $4.0 million, respectively, representing increases of approximately 67% and 85% over the 1997 respective amounts. The increases in gross margin and gross profit are due to increased marketing activities, strong marketing margins in areas where the Company conducts a large part of its marketing activities which offset weaker marketing margins in other areas and to profits from contango crude oil inventory transactions. Gross margin net of related interest expense from contango crude oil inventory transactions was $1.5 million and $.7 million for the three months ended June 30, 1998 and 1997, respectively. Gross revenues were $163.5 million and $162.2 million for the respective periods reflecting the increased barrels marketed offset by lower oil prices. Midstream G&A expenses increased from $.9 million to $1.1 million in the current year quarter primarily as a result of additional personnel added to further expand marketing activities. Average crude oil volumes marketed increased approximately 17% to 83,000 barrels per day from 71,000 barrels per day averaged during the 1997 quarter. Because the crude oil market was in contango during the second quarter of 1998, the Company utilized its storage and terminal facility in Cushing, Oklahoma (the "Cushing Terminal") to take advantage of available market arbitrages. Accordingly, average volumes terminalled through the Cushing Terminal decreased about 8,000 barrels per day to 72,000 barrels in the 1998 second quarter from 80,000 barrels per day in the 1997 comparative period.

General

Total G&A expense increased approximately 15% to $2.4 million for the second quarter of 1998. The increase is a result of higher G&A expenses in the midstream segment primarily due to expansion of the Company's marketing activities and to increased expenses in the upstream segment primarily related to the Company's 1997 acquisitions. Unit upstream G&A expense declined 3% to $.67 per BOE in the second quarter of 1998 due to increased production volumes.

Interest expense for the second quarter of 1998 increased to $6.8 million from $5.2 million for the comparative prior year period primarily due to higher outstanding debt levels. The current year quarter includes approximately $.4 million of interest associated with amounts borrowed to fund the Company's capital contribution to Plains All American Inc. ("PAAI"). See "Capital Resources, Liquidity and Financial Condition". Capitalized interest was $.9 million and $.8 million for the three months ended June 30, 1998 and 1997, respectively.

The Company's total tax provision for the quarter ended June 30, 1998, was approximately $.9 million, as compared to the second quarter 1997 tax provision of approximately $2.2 million. Such decrease is due to the decrease in income before taxes between the two periods and a slight decrease in the Company's effective tax rate. In both periods, substantially all of the Company's income tax provision was deferred.

SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

The Company reported continued improvement in the fundamental performance drivers in both its operating segments during the first half of 1998. Oil and gas production in the upstream segment increased 16% and gross margin from midstream activities increased 66% over the similar results from last year's first half. Despite record operating results in both segments, financial results were adversely affected by a 28% decline in the average benchmark oil price between the two periods. The NYMEX benchmark oil price averaged $15.33 per barrel in the first six months of 1998, compared to the $21.38 per barrel average for the 1997 period.

For the six months ended June 30, 1998, the Company reported net income of $2.8 million, or $.13 per share ($.12 per share assuming dilution). This compares with net income in the prior year period of $7.1 million or $.43 per share ($.40 per share assuming dilution) on substantially higher oil prices. For the first half of 1998, cash flow from operations decreased 21% to $18.3 million and EBITDA decreased 5% to $31.3 million. Net cash provided by operating activities, as reported in the consolidated statements of cash flows, increased to $11.8 million for the six months ended June 30, 1998, as compared to $3.4 million for the 1997 comparative period. Such increase is primarily due to an increase in inventory levels in the prior year period.

Upstream Results

The following table sets forth certain upstream operating information of the Company for the periods presented:

                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                        ------------------------------------
                                               1998                 1997
                                        ----------------     ---------------
                                        (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                                    (UNAUDITED)
AVERAGE DAILY PRODUCTION VOLUMES
Barrels of oil equivalent
     California (90% oil)                   13.7                    10.5
     S. Florida (100% oil)                   5.1                     5.4
     Illinois Basin (100% oil)               3.7                     3.4
     Sold Properties                          --                     0.1
                                        --------                --------
     Total (94% oil)                        22.5                    19.4
                                        ========                ========
UNIT ECONOMICS
     Average sales price per BOE        $  12.70                $  14.96
     Production expenses per BOE            6.31                    5.97
                                        --------                --------
     Gross margin per BOE                   6.39                    8.99
     Upstream G&A expense per BOE           0.68                    0.71
                                        --------                --------
     Gross profit per BOE               $   5.71                $   8.28
                                        ========                ========

Oil and natural gas production for the first six months of 1998 averaged approximately 22,500 BOE per day, a 16% increase over the 19,400 BOE per day averaged during the first half of 1997. Total production for the first six months of 1998 increased to 4.1 million BOE versus the 3.5 million BOE produced in the 1997 comparative period. The increase in production volumes is primarily attributable to the Company's ongoing exploitation activities on its three core properties and to the acquisition of two California producing properties during 1997. The Montebello and the Arroyo Grande Fields were acquired during the first quarter and fourth quarter of 1997, respectively. Excluding the impact of these acquisitions, total production was up approximately 6% from the prior year period.

Net daily production in California increased approximately 30% to 13,700 BOE in the first half of 1998, compared to 10,500 BOE in the 1997 comparative period. Excluding production from the two 1997 acquisitions, total California production was 11,000 BOE per day which represents a 14% increase over the comparative prior year period, likewise excluding production from the acquired properties. Net daily production in the Illinois Basin averaged approximately 3,700 barrels per day during the first half of 1998 or 7% over the 1997 period. Net daily production from the Company's South Florida properties decreased approximately 6% to average 5,100 barrels of oil per day in the first half of 1998 as compared to 5,400 barrels per day in last year's comparative period. This decrease is attributable to normal decline on high volume wells that were drilled in 1996. Due to the high volume of production that is generated by a few wells in South Florida, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production.

Oil and natural gas revenues were $51.7 million for the first six months of 1998, a decrease of 2% from the 1997 comparative period due to decreased product prices which offset increased production volumes. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $12.70 per BOE, a decrease of approximately 15% as compared to 1997's first half average of $14.96 per BOE. During the current year, the NYMEX benchmark price averaged $15.33 per barrel, down 28% as compared to an average of $21.38 in the correlative period of 1997. Approximately 58% of the Company's oil production was hedged during the first half of 1998 at an average NYMEX price of $19.80 per barrel. Hedging transactions had the effect of increasing the average price per BOE by $2.43 in the first half of 1998 and decreasing such price by approximately $2.03 per BOE in the 1997 period.

The Company's realized product price was also negatively affected by higher location and quality differentials from the NYMEX benchmark price due to the weakening of heavy light spreads and the impact of the lower quality Arroyo Grande crude. The Company's weighted average differential for all areas was approximately $5.17 per barrel for the first half of 1998, compared to approximately $4.10 per barrel during last year's comparative period.

Unit gross margin in the upstream segment was $6.39 per BOE, a 29% decrease as compared to $8.99 per BOE reported for the second half of 1997 on substantially higher oil prices. Upstream unit gross profit, which deducts all pre-interest cash costs, was $5.71 per BOE, 31% lower than the 1997 amount of $8.28 per BOE. Unit production expenses increased $.34 per BOE from $5.97 per BOE last year, largely as a result of the addition late in 1997 of properties with higher operating costs and the first quarter effects of El Nino. Total production expenses increased to $25.7 million from $21.0 million for the first half of 1997 primarily due to increased production volumes related to the Company's acquisition and exploitation activities.

Unit G&A expense in the upstream segment declined 4% to $.68 per BOE from $.71 per BOE primarily due to increased production levels. DD&A per BOE was $3.00 for the first half of 1998 compared to $2.80 per BOE in the 1997 comparative period. Such increase is primarily attributable to the impact of lower commodity prices on proved reserve volumes. Total DD&A expense increased to $13.6 million from $11.3 million due to increased production volumes and the higher DD&A rate.

Midstream Results

The following table sets forth certain midstream operating information of the Company for the periods presented:

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                           ----------------------------
                                                1998             1997
                                           -----------      -----------
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)
OPERATING RESULTS
     Gross Margin                          $     9,200      $     5,530
     G&A expense                                 2,041            1,706
                                           -----------      -----------
     Gross profit                          $     7,159      $     3,824
                                           ===========      ===========
AVERAGE DAILY VOLUMES
     Crude oil barrels marketed                     82               67
     Crude oil terminal throughput barrels          64               75

The Company's midstream segment reported gross margin (marketing, transportation and storage revenues less purchases, transportation and storage expenses) of $9.2 million for the first half of 1998, reflecting an approximate 66% increase over the $5.5 million reported for the 1997 period. Gross profit (gross margin less midstream G&A expenses) increased 87% to $7.2 million versus $3.8 million in the second half of 1997. Net of interest expense associated with contango inventory transactions, midstream gross margin and gross profit for the current year period were $8.9 million and $6.8 million respectively, representing increases of approximately 62% and 81% over the 1997 respective amounts.

Gross margin net of related interest expense from contango crude oil inventory transactions was $1.8 million and $.7 million for the six months ended June 30, 1998 and 1997, respectively. Gross revenues decreased to $330.7 million from $343.0 million for the prior year period reflecting the increased barrels marketed offset by lower crude oil prices between the two periods. Midstream G&A expenses increased from $1.7 million to $2.0 million in the current year period primarily as a result of additional personnel added to further expand marketing activities. Average crude oil volumes marketed increased approximately 22% to 82,000 barrels per day from 67,000 barrels per day averaged during the 1997 period. Because the crude oil market was in contango during the first half of 1998, the Company utilized its Cushing Terminal to take advantage of available market arbitrages. Accordingly, average volumes terminalled through the Cushing Terminal decreased about 11,000 barrels per day to 64,000 barrels in the 1998 first half from 75,000 barrels per day in the 1997 comparative period.

General

Total G&A expense increased approximately 14% to $4.8 million for the first half of 1998. The increase is a result of higher G&A expenses in the midstream segment primarily due to expansion of the Company's marketing activities and to increased expenses in the upstream segment primarily related to the Company's 1997 acquisitions. Unit upstream G&A expense declined 4% to $.68 per BOE in the first half of 1998 due to increased production volumes.

Interest expense for the first half of 1998, increased to $12.9 million from $9.9 million for the comparative prior year period primarily due to higher outstanding debt levels. The current year period includes approximately $.5 million of interest associated with amounts borrowed to fund the Company's capital contribution to PAAI. See "Capital Resources, Liquidity and Financial Condition". Capitalized interest was $1.8 million and $1.5 million for the six months ended June 30, 1998 and 1997, respectively.

The Company's total tax provision for the six months ended June 30, 1998, was approximately $1.7 million, as compared to comparative period's 1997 tax provision of approximately $4.8 million. Such decrease is due to the decrease in income before taxes between the two periods and a slight decrease in the Company's effective tax rate. In both periods, substantially all of the Company's income tax provision was deferred.

In July 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. FAS 131 introduces a new model for segment reporting and requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. Reportable segments are based on products and services, geography, legal structure, management structure or any manner in which management disaggregates a company. This statement replaces the notion of industry and geographic segments in current FASB standards. Management is currently evaluating the impact of this statement on the Company's disclosures.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.

The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company expects to incur internal staff costs as well as some consulting and other expenses necessary to prepare the systems for the year 2000. The Company does not expect the amounts required to be expensed over the next 18 months to have a material effect on its results of operations. The Company expects all Year 2000 issues to be resolved in a timely manner during 1998 and 1999. There can be no assurance that the systems of other companies on which the Company relies will be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company. In order to minimize this impact, the Company is in contact with its vendors and customers to work toward their compliance.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

On July 30, 1998, Plains All American Inc. ("PAAI"), a wholly owned unrestricted subsidiary of the Company, as defined in the indentures for the Company's $200 million 10.25% Senior Subordinated Notes (the "Indentures"), acquired all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron Companies") from Wingfoot Ventures Seven, Inc., a wholly-owned subsidiary of The Goodyear Tire & Rubber Company ("Goodyear") for approximately $400 million, including transaction costs. The principal assets of the entities acquired include the All American Pipeline System, a 1,233-mile crude oil pipeline extending from California to Texas, and a 45-mile crude oil gathering system in the San Joaquin Valley of California, as well as other assets related to such operations.

Financing for the acquisition was provided through (i) PAAI's $325 million, limited recourse bank facility with ING (U.S.) Capital Corporation, BankBoston, N.A. and other lenders (the "PAAI Credit Facility") and (ii) an approximate $110 million capital contribution to PAAI by the Company. Approximately $25 million of the capital contribution was made in the first quarter of 1998 and the remaining $85 million was provided by a privately placed issuance of the Company's Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock").

On July 30, 1998, the Company sold in a private placement 170,000 shares of its Series E Preferred Stock for $85 million. Each share of the Series E Preferred Stock has a stated value of $500 per share and bears a dividend of 9.5% per annum. Dividends are payable semi-annually in either cash or additional shares of Series E Stock at the Company's option and are cumulative from the date of issue. Each share of Series E Preferred Stock is convertible into 27.78 shares of Common Stock (an initial effective conversion price of $18.00 per share) and in certain circumstances may be converted at the Company's option into Common Stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. The Series E Preferred Stock is redeemable at the option of the Company after March 31, 1999, at 110% of stated value and at declining amounts thereafter. If not previously redeemed or converted, the Series E Preferred Stock is required to be redeemed in 2012.

Proceeds from the Series E Preferred Stock were used to fund a portion of the Company's capital contribution to PAAI to acquire all of the outstanding capital stock of the Celeron Companies.

On July 30, 1998, PAAI borrowed $300 million under the PAAI Credit Facility. Such proceeds were used to acquire all of the outstanding capital stock of the Celeron Companies from Goodyear and to provide initial working capital.

The PAAI Credit Facility is guaranteed by the Celeron Companies and is secured by the assets of PAAI and the Celeron Companies, including all pipelines, gathering lines, available accounts receivable, inventory (including associated linefill) and the capital stock of the Celeron Companies. The PAAI Credit Facility consists of (i) a $100 million reducing, revolving line of credit with a $30 million sub-limit for letters of credit ("Tranche A") and (ii) a $225 million non-amortizing term loan ("Tranche B"). PAAI incurs a commitment fee of
 .5% per annum on the unused portion of Tranche A. The commitment for Tranche A reduces in twenty-four equal quarterly amounts commencing September 30, 1998, with final maturity on June 30, 2004. Tranche B of the PAAI Credit Facility is repayable at maturity on June 30, 2005. Prepayment of principal on Tranche B is subject to a penalty of 1% on amounts prepaid prior to December 31, 1998, and
 .5% thereafter through June 30, 1999. The PAAI Credit Facility bears interest at PAAI's option at Base Rate (as defined therein) or LIBOR plus 1.75% and 3.00% for Tranche A and Tranche B, respectively. The interest rate margin on Tranche B may decrease in certain situations based on attainment of certain debt ratios or ratings received from rating agencies. Such interest rate margin will reduce by 25 basis points on September 30, 1998, based on the current debt rating of the PAAI Credit Facility. PAAI has entered into 10 year interest rate swaps with three of the lending banks to fix the LIBOR portion of the interest rate for $200 million of Tranche B at 5.96%.

The PAAI Credit Facility contains covenants, which among other things, requires PAAI to maintain certain financial ratios and minimum net worth. In addition, the PAAI Credit Facility contains restrictions on additional debt or liens, hedging contracts, asset sales other than those in the ordinary course of business, dividends and other distributions, investments and capital expenditures above a specified amount.

As a result of the PAAI acquisition and the projected increased activity, Plains Marketing & Transportation Inc. ("PMTI"), increased its letter of credit and inventory credit facility from $90 million to $175 million. On July 30, 1998, PMTI, a wholly owned subsidiary of the Company, established a $175 million secured revolving credit facility with BankBoston, N.A., ING (U.S.) Capital Corporation and other lenders (the "PMTI Credit Facility"). The purpose of the PMTI Credit Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The PMTI Credit Facility is guaranteed by the Company and by Plains Terminal & Transfer Corporation and PLX Crude Lines Inc., both wholly-owned subsidiaries of the Company. The PMTI Credit Facility is secured by all of the assets of PMTI, primarily accounts receivable and crude oil inventory. Aggregate availability under the PMTI Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of PMTI, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil.

PMTI has established a $40 million sublimit (the "Sublimit") within the PMTI Credit Facility for borrowings to finance crude oil purchased in connection with operations at the Company's crude oil terminal and storage facilities. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders.

Letters of credit under the PMTI Credit Facility are generally issued for up to seventy day periods and bear fees of 1.1% per annum on the undrawn face amount of each outstanding letter of credit. Borrowings incur interest at the borrower's option of either (i) the Base Rate, as defined, or (ii) LIBOR plus 1.5%. PMTI incurs a commitment fee of .25% per annum on the unused portion of the PMTI Credit Facility. The PMTI Credit Facility has a final maturity date of July 30, 2001.

The PMTI Credit Facility contains covenants, which among other things, require PMTI to maintain certain financial ratios and minimum levels of working capital and net worth. In addition, the PMTI Credit Facility contains restrictions on additional indebtedness, acquisitions, mergers, sale of assets, affiliate transactions, derivative contracts, and capital expenditures.

In May 1998, the Company's Revolving Credit Facility and borrowing base thereunder were increased to $225 million from $165 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 2000, with a final maturity of July 1, 2005, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries excluding PAAI and the Celeron Companies. At June 30, 1998, the Company had $136 million in borrowings and a $1 million standby letter of credit outstanding under the Revolving Credit Facility.

At June 30, 1998, the Company had working capital of approximately $22.2 million including the amount contributed to PAAI which at June 30, 1998, was invested in short-term investments. Excluding such contribution, the Company had a working capital deficit of approximately $6.8 million compared to a working capital deficit of $6.0 million at December 31, 1997. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow, the Revolving Credit Facility, and the sale of subordinated notes, common stock and preferred stock.

The Company intends to make aggregate capital expenditures of approximately $103 million in 1998, primarily on the development and exploitation if its California, South Florida and Illinois Basin properties. Through June 30, 1998, the Company's capital expenditures were approximately $45 million. Approximately $20 million of planned spending is designed to set up or optimize the Company's 1999 capital plan, and could be deferred without significantly affecting 1998's forecasted production growth. In addition to the $103 million of 1998 planned capital expenditures, the Company plans to construct an additional one million barrels of tankage at the Cushing Terminal. Construction of the expansion project is expected to begin during the second half of 1998 and is expected to be completed in mid-1999 at a total cost of approximately $10 million.

INVESTING AND FINANCING ACTIVITIES

Net cash flows used in investing activities were $40.4 million and $54.4 million for the six months ended June 30, 1998 and 1997, respectively. Investing activities include payments for acquisition, exploration and development costs of $39.4 million and $50.6 million for these same periods, respectively. Included in the 1997 amount is approximately $25 million related to the acquisition of the Montebello field.

Net cash provided by financing activities amounted to $56.4 million and $53.0 million for the six months ended June 30, 1998 and 1997, respectively. Approximately $16 million and $25 million borrowed under the Revolving Credit Facility to fund the capital contribution to PAAI and the acquisition of the Montebello field, respectively, is included in proceeds from long-term debt in 1998 and 1997, respectively. Included in both years are net proceeds from borrowings under the Revolving

Credit Facility as a result of acquisition, exploration, exploitation and development activities. Financing activities during the first half of 1998 include approximately $17.9 million in short-term borrowings and approximately $18.0 million of repayments related to contango crude oil inventory transactions at the Cushing Terminal.

CHANGING OIL AND NATURAL GAS PRICES

The Company is affected by changes in crude oil prices, which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, prolonged low crude oil prices or future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. In order to manage its exposure to commodity price risk, the Company has routinely hedged a portion of its crude oil production. For 1998, the Company has entered into various hedging arrangements on approximately 12,250 barrels of oil per day, or approximately 57% of 1998 second quarter crude oil production at a NYMEX WTI price of approximately $19.80 per barrel. In addition, the Company also has fixed price arrangements on 9,000 barrels per day in 1999 at a NYMEX WTI price of $18.25 per barrel, or approximately 42% of second quarter 1998 crude oil production levels. The foregoing NYMEX WTI prices are before quality and location differentials. Management intends to continue to maintain hedging arrangements for a significant portion of its production. Such contracts may expose the Company to the risk of financial loss in certain circumstances.

    Additionally, decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Almost all of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, upon which proved reserve volumes, the estimated present value (discounted at 10%) of future net revenue from the Company's proved oil and natural gas reserves (the "Present Value of Proved Reserves") and the Present Value of Proved Reserves reduced by future discounted income taxes (the "Standardized Measure") as of such date were based, was $18.34 per barrel. During 1998, the benchmark NYMEX crude oil price has fluctuated significantly, closing as high as $17.82 per barrel and as low as $11.56 per barrel. Under full cost accounting rules as prescribed by the SEC, unamortized costs of proved oil and natural gas properties are subject to a ceiling, which limits such costs to the Standardized Measure. At December 31, 1997, the Standardized Measure of the Company's proved reserves was greater than the book carrying cost of the Company's oil and gas properties by approximately $85 million. At June 30, 1998, based on the NYMEX price and average wellhead realizations received by the Company, the book carrying cost of the Company's proved oil and gas properties exceeded the Standardized Measure by approximately $13 million. However, prices increased subsequent to the end of the quarter, and the Company was not required to writedown its book carrying cost by such amount.

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

  None

Item 3 - Defaults on Senior Securities

  None

Item 4 - Submission of Matters to a Vote of Security Holders

   The 1998 Annual Meeting of Stockholders (the "Meeting") of the Company was held on May 21, 1998. At the Meeting, holders of common stock, $.10 par value, of the Company ("Common Stock"), elected eight members of the Company's Board of Directors. No other matters were voted on at the Meeting.

   Out of the 16,745,022 shares of Common Stock entitled to vote at the Meeting, there were 14,225,734 shares of Common Stock represented at the Meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person.

  The tabulation of votes for each director nominee is as follows:

    NOMINEES FOR ELECTION TO THE
    COMPANY'S BOARD OF DIRECTORS
-------------------------------------        VOTES "FOR"          WITHHELD
         Greg Armstrong                      12,800,685             7,983
         Jerry L. Dees                       12,801,120             7,548
       Tom H. Delimitros                     12,801,120             7,548
      William H. Hitchcock                   12,800,730             7,938
        Dan M. Krausse                       12,801,160             7,508
        John H. Lollar                       12,801,120             7,548
      Robert V. Sinnott                      12,801,120             7,548
       J. Taft Symonds                       12,801,160             7,508

Item 5 - Other Information

  None

Item 6  Exhibits and Reports on Form 8-K

  A. Exhibits

     10(x) -- Credit Agreement dated as of July 30, 1998, among Plains Marketing
              & Transportation Inc. and BankBoston, N.A., and ING (U.S.) Capital Corporation, et.al.

     10(y) -- Fourth Amended and Restated Credit Agreement dated May 22, 1998, among the Company and ING (U.S.) Capital Corporation, et.al.

     27.   -- Financial Data Schedule

  B. Report on Form 8-K

     A Form 8-K with respect to the Company's purchase by Plains All American Inc. (a wholly owned subsidiary of the Company) of all the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company from a subsidiary of the Goodyear Tire & Rubber Company was filed on August 11, 1998. Such form 8-K is hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                               PLAINS RESOURCES INC.



Date: August 14, 1998          By:  /s/  Cynthia A. Feeback
                                    -------------------------------
                                    Cynthia A. Feeback, Controller,
                                    Assistant Treasurer and
                                    Principal Accounting Officer
                                    (Principal Accounting Officer)