Form 10-Q
period 1998-09-30
PLAINS RESOURCES INC
filed 1998-11-12
CIK 350426

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

                                (713) 654-1414
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                       -----    -----
16,868,138 shares of common stock $.10 par value, issued and outstanding at November 9,1998.

                                    1 of 27

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
  September 30, 1998 and December 31, 1997.............................      3
Consolidated Statements of Income:
  For the three and nine months ended September 30, 1998 and 1997......      4
Consolidated Statements of Cash Flows:
  For the nine months ended September 30, 1998 and 1997................      5
Notes to Consolidated Financial Statements.............................      6

MANAGEMENT'S DISCUSSION AND ANALYSIS...................................     11

PART II. OTHER INFORMATION.............................................     26

                                    2 of 27

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

-----------------------------------------------------------------------------------------------------

                                                                                  September 30,            December 31,
                                                                                      1998                    1997
                                                                                  -------------            ------------
                                                                                   (unaudited)
                                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $         7,887            $         3,714
Accounts receivable                                                                      113,828                     99,597
Inventory                                                                                 29,020                     22,802
Prepaids and other                                                                           506                        667
                                                                                 ---------------            ---------------
Total current assets                                                                     151,241                    126,780
                                                                                 ---------------            ---------------
PROPERTY AND EQUIPMENT
Oil and natural gas properties -- full cost method:
   Subject to amortization                                                               562,575                    498,038
   Not subject to amortization                                                            55,979                     52,024
Crude oil pipeline, gathering and terminal assets                                        432,462                     35,451
Other property and equipment                                                               8,813                      8,074
                                                                                 ---------------            ---------------
                                                                                       1,059,829                    593,587

Less allowance for depreciation, depletion and amortization                             (201,139)                  (180,279)
                                                                                 ---------------            ---------------
                                                                                         858,690                    413,308
                                                                                 ---------------            ---------------
OTHER ASSETS                                                                              22,185                     16,731
                                                                                 ---------------            ---------------
                                                                                 $     1,032,116            $       556,819
                                                                                 ===============            ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable and other current liabilities                                   $       134,675            $       102,663
Interest payable                                                                           6,569                      6,601
Royalties payable                                                                          3,922                      5,016
Notes payable and other current obligations                                               12,011                     18,511
                                                                                 ---------------            ---------------
Total current liabilities                                                                157,177                    132,791

BANK DEBT                                                                                439,500                     80,000
SUBORDINATED DEBT                                                                        202,488                    202,661
OTHER LONG-TERM DEBT                                                                       2,556                      3,067
OTHER LONG-TERM LIABILITIES                                                                5,652                      5,107
                                                                                 ---------------            ---------------
                                                                                         807,373                    423,626
                                                                                 ---------------            ---------------
SERIES E CUMULATIVE CONVERTIBLE PREFERRED STOCK,
   STATED AT LIQUIDATION PREFERENCE                                                       85,000                         --
                                                                                 ---------------            ---------------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
   AND OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock, $1.00 par value,
   46,600 shares authorized, issued and outstanding, net of
   discount of $1,680,000 and $2,629,000 at September 30,
   1998, and December 31, 1997, respectively                                              21,620                     20,671
Common stock, $.10 par value, 50,000,000 shares authorized; issued and outstanding, 16,852,233 shares at September 30, 1998, and
   16,703,074 shares at December 31, 1997                                                  1,685                      1,670
Additional paid-in capital                                                               124,360                    122,887
Accumulated deficit                                                                       (7,922)                   (12,035)
                                                                                 ---------------            ---------------
                                                                                         139,743                    133,193
                                                                                 ---------------            ---------------
                                                                                 $     1,032,116            $       556,819
                                                                                 ===============            ===============

                See notes to consolidated financial statements.

                                    3 of 27

PLAINS RESOURCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ------------------------------     ----------------------------
                                                      1998              1997             1998            1997
                                                  -----------      -------------     ------------     -----------
REVENUE
Oil and natural gas sales                            $ 26,008          $ 27,265       $ 77,719         $  79,829
Marketing, transportation, storage                    367,591           193,318        698,274           536,332
   and terminalling revenues
Interest and other income                                 120                77            739               223
                                                     --------          --------       --------          --------

                                                      393,719           220,660        776,732           616,384
                                                     --------          --------       --------          --------
EXPENSES
Production expenses                                    12,931            12,099         38,604            33,064
Marketing, transportation, storage
   and terminalling expenses                          353,677           189,994        675,160           527,478
General and administrative                              2,883             1,990          7,696             6,205
Depreciation, depletion and amortization                8,352             5,993         21,945            17,257
Interest expense                                       11,519             5,986         24,385            15,877
                                                     --------          --------       --------          --------
                                                      389,362           216,062        767,790           599,881
                                                     --------          --------       --------          --------
Income before income taxes                              4,357             4,598          8,942            16,503
Income tax expense (benefit):
   Current                                                (11)               80             11               290
   Deferred                                               743             1,759          2,457             6,311
                                                     --------          --------       --------          --------
NET INCOME                                              3,625             2,759          6,474             9,902
Less:  cumulative preferred stock dividends             1,733                --          2,361                --
                                                     --------          --------       --------          --------
NET INCOME AVAILABLE TO
   COMMON STOCKHOLDERS                              $   1,892          $  2,759       $  4,113          $  9,902
                                                     ========          ========       ========          ========
Earnings per share:
   Basic                                             $   0.11          $   0.17       $   0.24          $   0.60
                                                     ========          ========       ========          ========
   Diluted                                           $   0.10          $   0.15       $   0.22          $   0.55
                                                     ========          ========       ========          ========

                See notes to consolidated financial statements.

                                    4 of 27

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                              Nine months Ended
                                                                                                September 30,
                                                                             -----------------------------------------------
                                                                                      1998                        1997
                                                                             -------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $     6,474                 $    9,902
Items not affecting cash flows from operating activities:
   Depreciation, depletion and amortization                                           21,945                     17,257
   Deferred income taxes                                                               2,457                      6,311
   Other noncash items                                                                    72                        202
Change in assets and liabilities resulting from operating activities:
   Accounts receivable                                                                38,271                       (827)
   Inventory                                                                          (5,557)                   (28,682)
   Prepaids and other                                                                   (893)                      (426)
   Accounts payable and other current liabilities                                    (26,753)                    (4,042)
   Interest payable                                                                      174                     (3,022)
   Royalties payable                                                                    (677)                       469
                                                                                 -----------                 ----------
Net cash provided by (used in) operating activities                                   35,513                     (2,858)
                                                                                 -----------                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition (see Note 2):
   Payment for acquisition of pipeline and related assets                           (392,393)                        --
   Payment for working capital (excluding cash received of $7,481)                    (1,498)                        --
Payment for acquisition, exploration and development costs                           (62,674)                   (74,818)
Payment for additions to other property and assets                                    (5,763)                    (3,840)
                                                                                 -----------                 ----------
Net cash used in investing activities                                               (462,328)                   (78,658)
                                                                                 -----------                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                         471,160                    221,604
Proceeds from short-term debt                                                         28,800                     25,000
Proceeds from issuance of preferred stock                                             85,000                         --
Principal payments of long-term debt                                                (111,660)                  (164,500)
Principal payments of short-term debt                                                (35,300)                        --
Debt issue costs incurred in connection with acquisition (see Note 2)                 (6,138)                        --
Other                                                                                   (874)                       (20)
                                                                                 -----------                 ----------
Net cash provided by financing activities                                            430,988                     82,084
                                                                                 -----------                 ----------
Net increase in cash and cash equivalents                                              4,173                        568
Cash and cash equivalents, beginning of period                                         3,714                      2,517
                                                                                 -----------                 ----------
Cash and cash equivalents, end of period                                         $     7,887                 $    3,085
                                                                                 ===========                 ==========

                See notes to consolidated financial statements.

                                    5 of 27

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at September 30, 1998, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

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

Financing for the acquisition was provided through (i) PAAI's $325 million, limited recourse bank facility with ING (U.S.) Capital Corporation, BankBoston, N.A. and other lenders (the "PAAI Credit Facility") (see Note 4) and (ii) an approximate $114 million capital contribution to PAAI by the Company. Approximately $29 million of such capital contribution was funded by cash flow and the Company's revolving credit facility (the "Revolving Credit Facility") and the remaining $85 million was provided by a privately placed issuance of the Company's Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") (see Note 3).

                                    6 of 27

The assets, liabilities and results of operations of the Celeron Companies are included in the Consolidated Financial Statements of the Company effective
July 30, 1998. The following unaudited pro forma information is presented to show pro forma revenues, net income and earnings per share as if the acquisition occurred on January 1, 1997.

                                                     Nine Months Ended
                                                       September 30,
                                        ------------------------------------------
                                               1998                    1997
                                        ------------------    --------------------
                                                      (in thousands)

Revenue                                  $    1,214,386            $   1,362,954
                                         ==============            =============
Net income                               $       13,426            $      26,989
                                         ==============            =============
Earnings per share:
   Basic                                 $         0.38            $        1.26
                                         ==============            =============

   Diluted                               $         0.35            $        1.16
                                         ==============            =============

The acquisition was accounted for utilizing the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board opinion No. 16 as follows (in thousands):

Crude oil pipeline, gathering and terminal assets                     $ 392,393
Oil and natural gas properties                                            4,922
Other assets (debt issue costs)                                           6,138
Net working capital items                                                 8,979
                                                                      ---------
                                                                      $ 412,432
Deferred tax liability                                                   (4,922)
                                                                      ---------
Cash paid                                                             $ 407,510
                                                                      =========

The increase in oil and natural gas properties subject to amortization and deferred tax liability of approximately $4.9 million relates to increased state deferred taxes owed by the Company as a direct result of the acquisition. Such increase was allocated to oil and natural gas properties because it primarily relates to the temporary differences between the book and tax bases of the Company's oil and natural gas properties.

NOTE 3 -- PREFERRED STOCK

On July 29, 1998, the Company sold in a private placement 170,000 shares of its Series E Preferred Stock for $85 million. Each share of the Series E Preferred Stock has a stated value of $500 per share and bears a dividend of 9.5% per annum. Dividends are payable semi-annually in either cash or additional shares of Series E Preferred Stock at the Company's option and are cumulative from the date of issue. Each share of Series E Preferred Stock is convertible into 27.78 shares of the Company's common stock ("Common Stock") (an initial effective conversion price of $18.00 per share) and in certain circumstances may be converted at the Company's option into Common Stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. The Series E Preferred Stock is redeemable at the option of the Company after March 31, 1999, at 110% of stated value and at declining amounts thereafter. If not previously redeemed or converted, the Series E Preferred Stock is required to be redeemed in 2012.

Proceeds from the Series E Preferred Stock were used to fund a portion of the Company's capital contribution to PAAI to acquire all of the outstanding capital stock of the Celeron Companies (see Note 2).

                                    7 of 27

On October 1, 1998, the Company paid a dividend on the Series E Preferred Stock for the period from July 29, 1998 through September 30, 1998. The dividend amount of approximately $1.4 million was paid by issuing 2,824 additional shares of the Series E Preferred Stock. After payment of such dividend, there were 172,824 shares of the Series E Preferred Stock outstanding with a liquidation value of approximately $86.4 million.

NOTE 4 -- DEBT

Plains All American Inc. Credit Facility

On July 30, 1998, PAAI borrowed $300 million under the PAAI Credit Facility. Such proceeds were used to acquire all of the outstanding capital stock of the Celeron Companies from Goodyear and to provide initial working capital (see Note
2). At September 30, 1998, the Company had $285 million outstanding under the PAAI Credit Facility.

The PAAI Credit Facility is guaranteed by the Celeron Companies and is secured by the assets of PAAI and the Celeron Companies, including all pipelines (including associated linefill), gathering lines, accounts receivable, inventory and the capital stock of the Celeron Companies. The PAAI Credit Facility consists of (i) a $100 million reducing, revolving line of credit with a $30 million sub-limit for letters of credit ("Tranche A") and (ii) a $225 million non-amortizing term loan ("Tranche B"). PAAI incurs a commitment fee of 0.5% per annum on the unused portion of Tranche A. The commitment for Tranche A reduces in twenty-four equal quarterly amounts commencing September 30, 1998, with final maturity on June 30, 2004. Tranche B of the PAAI Credit Facility is repayable at maturity on June 30, 2005. Prepayment of principal on Tranche B is subject to a penalty of 1% on amounts prepaid prior to December 31, 1998, and 0.5% thereafter through June 30, 1999. The PAAI Credit Facility bears interest at PAAI's option at Base Rate (as defined therein) or (i) LIBOR plus 1.75% for Tranche A and (ii) Libor plus 3.00% prior to September 30, 1998 and LIBOR plus 2.75% thereafter for Tranche B. PAAI has entered into 10 year interest rate swaps with three of the lending banks to fix the LIBOR portion of the interest rate for $200 million of the indebtedness under Tranche B at 5.96% plus the applicable margin.

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

Plains Marketing & Transportation Inc. Revolving Credit Facility

On July 30, 1998, as a result of the PAAI acquisition and the projected increased activity, Plains Marketing & Transportation Inc. ("PMTI"), a wholly owned subsidiary of the Company, increased its letter of credit and inventory credit facility from $90 million to $175 million (the "PMTI Credit Facility"). The purpose of the PMTI Credit Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The PMTI Credit Facility is guaranteed by the Company and by Plains Terminal & Transfer Corporation and PLX Crude Lines Inc., both wholly-owned subsidiaries of the Company. The PMTI Credit Facility is secured by all of the assets of PMTI, primarily accounts receivable and crude oil inventory. Aggregate availability under the PMTI Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of PMTI, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. At September 30, 1998, the borrowing base was $175.0 million and the Company had $95.7 million in letters of credit and $11.5 million in borrowings for inventory outstanding under the PMTI Credit Facility.

                                    8 of 27

PMTI has established a $40 million sublimit (the "Sublimit") within the PMTI Credit Facility for borrowings to finance crude oil purchased in connection with operations at the Company's crude oil terminal and storage facilities. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders.

Letters of credit under the PMTI Credit Facility are generally issued for up to seventy day periods. Borrowings incur interest at the borrower's option of either (i) the Base Rate, as defined, or (ii) LIBOR plus an applicable margin. PMTI incurs a commitment fee of 0.25% per annum on the unused portion of the PMTI Credit Facility. The PMTI Credit Facility has a final maturity date of July 30, 2001.

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

Plains Resources Inc. Revolving Credit Facility

In May 1998, the Revolving Credit Facility and borrowing base thereunder were increased to $225 million from $165 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 2000, with a final maturity of July 1, 2005, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries except PAAI and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries excluding PAAI and the Celeron Companies. At September 30, 1998, the Company had $154.5 million in borrowings outstanding under the Revolving Credit Facility.

NOTE 5 -- EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share ("EPS") computations for income from continuing operations for the three and nine months ended September 30, 1998 and 1997, respectively, as required by Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. Prior period EPS data has been restated in accordance with the provisions of FAS 128.

                                                                 FOR THE QUARTER ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------------
                                                             1998                                   1997
                                            -----------------------------------     --------------------------------------
                                              INCOME        SHARES         PER        INCOME        SHARES          PER
                                             (NUMERA-      (DENOMI-       SHARE      (NUMERA-      (DENOMI-        SHARE
                                               TOR)         NATOR)       AMOUNT        TOR)          NATOR)        AMOUNT
                                            ---------      ---------     ------      --------      ---------       ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                              (UNAUDITED)
Net income                                  $  3,625                                  $2,759
Less: preferred stock dividends               (1,733)                                     --
                                            --------                                  ------
Income available to common
     stockholders                              1,892         16,850       $0.11        2,759          16,627         $0.17
                                                                          =====                                      =====
Effect of dilutive securities:
     Employee stock options                       --          1,116                       --           1,189
     Warrants                                     --            549                       --             542
                                            --------        -------                   ------          ------
Income available to common
     stockholders assuming  dilution        $  1,892         18,515       $0.10       $2,759          18,358         $0.15
                                            ========         ======       =====       ======          ======         =====

                                    9 of 27

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------------
                                                             1998                                   1997
                                            -----------------------------------     --------------------------------------
                                              INCOME        SHARES         PER        INCOME        SHARES          PER
                                             (NUMERA-      (DENOMI-       SHARE      (NUMERA-      (DENOMI-        SHARE
                                               TOR)         NATOR)       AMOUNT        TOR)          NATOR)        AMOUNT
                                            ---------      ---------     ------      --------      ---------       ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                              (UNAUDITED)
Net income                                  $  6,474                                  $9,902
Less: preferred stock dividends               (2,361)                                     --
                                            --------                                  ------
Income available to common
     stockholders                              4,113         16,792       $0.24        9,902          16,572         $0.60
                                                                          =====                                      =====
Effect of dilutive securities:
     Employee stock options                       --          1,097                       --           1,027
     Warrants                                     --            551                       --             506
                                            --------        -------                   ------          ------
Income available to common
     stockholders assuming  dilution        $  4,113         18,440       $0.22       $9,902          18,105         $0.55
                                            ========         ======       =====       ======          ======         =====

Certain options and warrants to purchase shares of Common Stock were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the Common Stock during the periods of the EPS calculations, resulting in antidilution. In addition, the Company's Series D Preferred Stock and Series E Preferred Stock, are convertible into 5.7 million shares of Common Stock but were not included in the computation of diluted EPS because the effect was antidilutive.

NOTE 6 -- PLAINS ALL AMERICAN PIPELINE, L.P. OFFERING

On September 23, 1998, Plains All American Pipeline, L.P. (the "Partnership"), an indirect wholly-owned subsidiary of the Company, filed with the SEC a registration statement on Form S-1 relating to the sale by the Partnership of Common Units representing limited partnership interests in the Partnership. The Partnership was formed to acquire, own and operate the midstream crude oil business and assets of the Company. Following the proposed offering, the Partnership will engage in interstate and intrastate crude oil transportation as well as crude oil terminalling, storage, gathering and marketing, primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico. Assets of the Partnership will include the recently acquired All American Pipeline as well as the Company's storage and terminalling facilities in Cushing, Oklahoma, and Ingleside, Texas.

Approximately 12,800,000 Common Units (representing an aggregate ownership of 42.6% in the Partnership) will be included in the proposed offering (excluding approximately 1,900,000 Common Units subject to the Underwriters' over-allotment option). Upon consummation of the offering, the Company and its affiliates will continue to own a 57.4% aggregate interest in the Partnership, or 51.0% if the underwriters' over-allotment is exercised. The Company will use proceeds of the proposed offering to repay indebtedness and for general corporate purposes.

                                    10 of 27

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS


THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

On July 30, 1998, the Company completed the acquisition of the All American Pipeline, a 1,233-mile crude oil pipeline extending from California to Texas, and the SJV Gathering System, a 45-mile crude oil gathering system in the San Joaquin Valley of California (the "All American Pipeline Acquisition"). See "Capital Resources, Liquidity and Financial Condition". The assets, liabilities and results of operations of the All American Pipeline Acquisition are included in the Company's Consolidated Financial Statements effective July 30, 1998. See
Note 2 to the accompanying Consolidated Financial Statements for pro forma information giving effect to the All American Pipeline Acquisition as if such transaction occurred on January 1, 1997.

The Company reported continued improvement in the fundamental performance drivers in both its operating segments during the third quarter of 1998. Oil and gas production in the upstream segment increased 9% and gross margin from midstream activities increased 319% over the similar results from last year's third quarter. Despite improved operating results in both segments, financial results were adversely affected by a 28% decline in the average benchmark oil price between the two periods. The NYMEX benchmark oil price averaged $14.18 per barrel in the third quarter of 1998, compared to the $19.77 per barrel average for the third quarter of 1997.

For the quarter ended September 30, 1998, the Company reported net income of $3.6 million, a 31% increase over the $2.8 million recorded in the third quarter of 1997. After deducting dividends accrued on the Company's Series D & E Preferred Stock issued subsequent to the third quarter of 1997, the Company reported net income per common share of $0.11 per share ($0.10 per share assuming dilution) in the current year quarter as compared to net income per common share in the prior year period of $0.17 per share ($0.15 per share assuming dilution). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the third quarter of 1998 totaled $24.2 million, a 46% increase over the $16.6 million reported for the prior year period. Cash flow from operations (net income plus noncash expenses) was $12.7 million for the third quarter of 1998, up 20% as compared to $10.5 million in the third quarter of 1997.

                                    11 of 27

Upstream Results

The following table sets forth certain upstream operating information of the Company for the periods presented:

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                    -------------------------------
                                                           1998                 1997
                                                    ----------------     ---------------
                                                    (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                                                (UNAUDITED)
AVERAGE DAILY PRODUCTION VOLUMES:
Barrels of oil equivalent ("BOE")
     California (90% oil)                                  13.8                  11.2
     S. Florida (100% oil)                                  4.8                   5.0
     Illinois Basin (100% oil)                              3.3                   3.6
     Sold Properties                                         --                   0.2
                                                        -------                ------
     Total (94% oil)                                       21.9                  20.0
                                                        =======                ======
UNIT ECONOMICS:
     Average sales price per BOE                       $  12.92                $14.81
     Production expenses per BOE                           6.42                  6.57
                                                       --------                ------
     Gross margin per BOE                                  6.50                  8.24
     Upstream G&A expense per BOE                          0.68                  0.59
                                                       --------                ------
     Gross profit per BOE                              $   5.82                $ 7.65
                                                       ========                ======

Oil and natural gas production for the third quarter of 1998 increased approximately 9% to an average of 21,900 BOE per day as compared to the third quarter 1997 average of 20,000 BOE per day. Such increase is primarily attributable to the Company's ongoing exploitation activities on its three core properties and to the acquisition of the Arroyo Grande Field in San Luis Obispo County, California, during the fourth quarter of 1997. During the third quarter of 1998, the Company shut-in certain of its lower margin wells in California, Florida and Illinois due to low crude oil prices, resulting in a decrease in average net daily production of approximately 430 barrels per day. Production in the prior year period included approximately 200 barrels per day associated with properties sold subsequent to September 30, 1997. Excluding the impact of the Arroyo Grande acquisition, the properties sold in 1997 and the shut-in production, total production was up approximately 6% from the prior year quarter.

Net daily production in California increased approximately 23% to 13,800 BOE in the third quarter of 1998 compared to 11,200 BOE in the same quarter of 1997. Excluding production from the Arroyo Grande Field, total California production was up approximately 11% over the comparative prior year quarter. Net daily production in the Illinois Basin averaged approximately 3,300 barrels per day during the third quarter of 1998, a decrease of approximately 8% as compared to the 1997 third quarter average of 3,600 barrels per day. Such decrease was primarily due to the impact of waterflood realignment projects implemented in the current year, production shut-in due to low oil prices and to normal decline. Net daily production in South Florida averaged approximately 4,800 barrels per day during the third quarter of 1998, a 4% decrease from the 1997 comparative period due primarily to production shut-in due to low oil prices. Due to the high volume of production that is generated by a few wells in South Florida, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production.

Oil and natural gas revenues were $26.0 million for the third quarter of 1998, a decrease of 5% from the 1997 third quarter amount due to decreased product prices which offset increased production volumes. The Company's average product price, which represents a combination of fixed and floating

                                    12 of 27
price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $12.92 per BOE, a decrease of approximately 13% as compared to 1997's third quarter average realized price of $14.81 per BOE. The NYMEX benchmark West Texas Intermediate ("WTI") crude oil price averaged $14.18 per barrel during the 1998 third quarter, 28% or $5.59 per barrel below the $19.77 per barrel average for the third quarter of 1997. The Company maintained hedges on approximately 60% and 82% of its crude oil production in the third quarter of 1998 and 1997, respectively, with the current year's hedge price averaging a NYMEX WTI price of approximately $19.80 per barrel, approximately $0.61 per barrel higher than last year's average hedge price. Hedging transactions had the effect of increasing the Company's average price per BOE by $3.16 in the third quarter of 1998 and decreasing such price by approximately $0.46 per BOE in the 1997 third quarter.

The Company's realized product price was also negatively affected by higher location and quality differentials from the NYMEX benchmark price due primarily to the impact of the lower quality Arroyo Grande crude. The Company's weighted average differential for all areas was approximately $4.30 per barrel for the 1998 third quarter, compared to approximately $4.00 per barrel during last year's comparative quarter.

Unit gross margin in the upstream segment was $6.50 per BOE, a 21% decrease as compared to $8.24 per BOE reported for the third quarter of 1997 on substantially higher oil prices. Upstream unit gross profit, which deducts upstream general and administrative ("G&A") expense from gross margin, was $5.82 per BOE, 24% lower than the 1997 amount of $7.65 per BOE. Unit production expenses decreased by 2% to $6.42 per BOE for the third quarter of 1998, from $6.57 for the prior year quarter. Total production expenses increased to $12.9 million from $12.1 million for the third quarter of 1997 primarily due to increased production volumes related to the Company's acquisition and exploitation activities.

Unit G&A expense in the upstream segment increased 15% to $0.68 per BOE from $0.59 per BOE primarily due to increased consulting and legal expenses and costs associated with adapting the Company's computer systems to be "Year 2000" compliant. Total upstream G&A was $1.4 million for the three months ended September 30, 1998, compared to $1.1 million for the prior year period. Depreciation, depletion and amortization ("DD&A") per BOE was $3.00 for the third quarter of 1998 compared to $2.85 per BOE in the 1997 comparative quarter. Such increase is primarily attributable to the impact of lower commodity prices on proved reserve volumes. Total upstream DD&A increased to $6.0 million for the three months ended September 30, 1998 compared to $5.2 million for the prior year comparative period due to increased production volumes and the higher per unit DD&A rate.

                                    13 of 27

Midstream Results
-----------------
The following table sets forth certain midstream operating information of the Company for the periods presented:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                 -----------------------
                                                                  1998             1997
                                                               -----------      ----------
                                                                      (IN THOUSANDS)
                                                                        (UNAUDITED)
Operating Results:
Gross Margin
      Pipeline transportation service                          $ 8,110          $     --
      Terminalling and storage and gathering and
         marketing                                               5,804             3,324
                                                               -------          --------
           Total                                                13,914             3,324
   General and administrative expense                           (1,520)             (910)
                                                               -------          --------
   Gross profit                                                $12,394           $ 2,414
                                                               =======           =======
Average Daily Volumes (barrels):
   Pipeline Tariff Activities                                      117                --
   Pipeline Margin Activities                                       42                --
                                                               -------           -------
      Total                                                        159                --
                                                               =======           =======
   Lease gathering                                                  91                75
   Bulk purchases                                                   77                52
   Terminal throughput                                              88                66


The Company's midstream segment reported gross margin of $13.9 million for the three months ended September 30, 1998, reflecting a 319% increase over the $3.3 million reported for the same period in 1997. Gross profit (gross margin less G&A expenses) totaled $12.4 million, a 413% increase over the prior year period. Midstream results for the three months ended September 30, 1998 include activities from the All American Pipeline Acquisition since July 30, 1998. Excluding the two months operating results associated with the All American Pipeline Acquisition, midstream gross margin and gross profit for the third quarter of 1998 were $5.8 million and $4.7 million, respectively. Such amounts exceeded last year's comparative amounts by 75% and 94%, respectively.

Pipeline Operations. Pipeline operations generally consist of (i) transporting third-party volumes of crude oil for a tariff ("Tariff Activities") and (ii) merchant activities designed to capture price differentials between the cost to purchase and transport crude oil to a sales point and the price received for such crude oil at the sales point ("Margin Activities"). Tariffs on the All American Pipeline vary by receipt point and delivery point. Tariffs for Outer Continental Shelf ("OCS") crude oil delivered to California markets currently average $1.40 per barrel and tariffs for OCS volumes delivered to West Texas currently average $2.96 per barrel. Tariffs for San Joaquin Valley crude oil delivered to West Texas currently average $1.25 per barrel. As noted above, results of operations include approximately two months of operations of the All American Pipeline System, which was acquired effective July 30, 1998. Gross margin from pipeline activities totaled $8.1 million for this period. Tariff revenues were $9.5 million and are primarily attributable to transport volumes from Exxon's Santa Ynez field (approximately 68,000 barrels per day) and Chevron's Point Arguello field (approximately 22,900 barrels per day). The margin between revenue and direct cost of crude purchased was approximately $2.6 million. Operations and maintenance expenses associated with pipeline operations were $4.0 million.

                                    14 of 27

The following table sets forth All American Pipeline average deliveries per day within and outside California since July 30, 1998.


                DELIVERIES:

                  Average daily volumes (thousand barrels):
                  Within California                               113
                  Outside California                               46
                                                                  ---
                                                                  159
                                                                  ===

Terminalling and Storage Activities and Gathering and Marketing Activities. The Company reported gross margin of $5.8 million from its terminalling and storage activities and gathering and marketing activities for the three months ended September 30, 1998, reflecting a 75% increase over the $3.3 million reported for the same period in 1997. Net of interest expense associated with contango inventory transactions, gross margin for the three months ended September 30, 1998 was $5.5 million, approximately 96% above the 1997 amount of $2.8 million, also excluding contango interest. The increase in gross margin was primarily attributable to an increase in the volumes gathered and marketed, principally in West Texas, Louisiana and the Gulf of Mexico of approximately 21% to 91,000 barrels per day for the three months ended September 30, 1998, from 75,000 barrels per day during the same period in 1997. The balance of the increase in gross margin was primarily a result of an increase in bulk purchases. Average terminal throughput increased by 22,000 barrels per day to 88,000 barrels during the three months ended September 30, 1998, from 66,000 barrels per day in the same period of 1997.

Expenses. Midstream G&A expenses increased approximately $0.6 million to $1.5 million for the three months ended September 30, 1998, compared to $0.9 million for the same period in 1997. Such increase was primarily related to the All American Pipeline Acquisition and additional personnel hired to further expand marketing activities. Midstream depreciation and amortization expense increased to $2.0 million for the three months ended September 30, 1998 from $0.3 million for the comparable 1997 period due primarily to the All American Pipeline Acquisition.

General

Interest expense for the third quarter of 1998 increased to $11.5 million from $6.0 million for the comparative prior year period primarily due the All American Pipeline Acquisition and to higher outstanding debt levels related to the Company's upstream acquisition, exploitation and development activities. The current year quarter includes approximately $4.5 million of interest related to the All American Pipeline Acquisition. Capitalized interest was $0.9 million and $0.8 million for the three months ended September 30, 1998 and 1997, respectively.

The Company's total tax provision for the quarter ended September 30, 1998, was approximately $0.7 million, as compared to the third quarter 1997 tax provision of approximately $1.8 million. During the 1998 third quarter, the Company reduced the valuation allowance reserved against its deferred tax asset by approximately $2.9 million due to the utilization of certain net operating loss carryforwards which had previously been reserved. The reduction in the valuation allowance results in an approximate $1.0 million tax benefit which is included in the Company's third quarter 1998 income tax provision, resulting in an effective tax rate of approximately 17% for such quarter. The Company's effective tax rate for the comparative 1997 period was 40%. In both periods, substantially all of the Company's income tax provision was deferred.

                                    15 of 27

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

The Company reported continued improvement in the fundamental performance drivers in both its operating segments during the first nine months of 1998. Oil and gas production in the upstream segment increased 14% and gross margin from midstream activities increased 161% over the similar results for the comparative 1997 period. Despite improved operating results in both segments, financial results were adversely affected by a 28% decline in the average benchmark oil price between the two periods. The NYMEX benchmark oil price averaged $14.95 per barrel in the first nine months of 1998, compared to the $20.85 per barrel average for the 1997 period.

For the nine months ended September 30, 1998, the Company reported net income of $6.5 million or $0.24 per share ($0.22 per share assuming dilution). This compares with net income in the prior year period of $9.9 million or $0.60 per share ($0.55 per share assuming dilution) on substantially higher oil prices. For the first nine months of 1998, cash flow from operations decreased 8% to $30.9 million and EBITDA increased 11% to $55.3 million. Net cash provided by operating activities, as reported in the consolidated statements of cash flows, increased to $35.5 million for the nine months ended September 30, 1998, as compared to $2.9 million of net cash used by operating activities for the 1997 comparative period. Such increase is primarily due to an increase in inventory levels in the prior year period and the timing of cash receipts and payments between the two periods. Results for the nine months ended September 30, 1998, include activities from the All American Pipeline Acquisition since July 30, 1998.

Upstream Results

The following table sets forth certain upstream operating information of the Company for the periods presented:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                 -------------------------------
                                                    1998                 1997
                                                 ------------       ------------
                                                    (IN THOUSANDS, EXCEPT PER
                                                             UNIT DATA)
                                                            (UNAUDITED)
AVERAGE DAILY PRODUCTION VOLUMES:
Barrels of oil equivalent

     California (90% oil)                        13.7                  10.7
     S. Florida (100% oil)                        5.0                   5.2
     Illinois Basin (100% oil)                    3.6                   3.5
     Sold Properties                               --                   0.2
                                               ------                 -----
     Total (94% oil)                             22.3                  19.6
                                               ======                 =====
UNIT ECONOMICS:
     Average sales price per BOE               $12.77                $14.91
     Production expenses per BOE                 6.35                  6.17
                                               ------                ------
     Gross margin per BOE                        6.42                  8.74
     Upstream G&A expense per BOE                0.68                  0.67
                                               ------                ------
     Gross profit per BOE                      $ 5.74                $ 8.07
                                               ======                ======

Oil and natural gas production for the first nine months of 1998 averaged approximately 22,300 BOE per day, a 14% increase over the 19,600 BOE per day averaged during the same period of 1997. Total production for the first nine months of 1998 increased to 6.1 million BOE versus the 5.4 million BOE produced in the 1997 comparative period. The increase in production volumes is primarily attributable to the Company's ongoing exploitation activities on its three core properties and to the acquisition of two California producing properties during 1997. The Montebello and the Arroyo Grande fields were acquired during the first quarter and fourth quarter of 1997, respectively.

                                    16 of 27

Net daily production in California increased approximately 28% to 13,700 BOE in the first nine months of 1998, compared to 10,700 BOE in the 1997 comparative period. Excluding production from the Arroyo Grande field, total California production was up 15% over the comparative prior year period. Net daily production in the Illinois Basin averaged approximately 3,600 barrels per day during the first nine months of 1998, an increase of approximately 3% over the 1997 period. Net daily production from the Company's South Florida properties decreased approximately 4% to average 5,000 barrels of oil per day in the first nine months of 1998 as compared to 5,200 barrels per day in last year's comparative period. Due to the high volume of production that is generated by a few wells in South Florida, abrupt or abnormal declines or downtime due to mechanical, marketing, or other conditions on any of the properties in this area could have a significant impact on production.

Oil and natural gas revenues were $77.7 million for the first nine months of 1998, a decrease of 3% from the 1997 comparative period due to decreased product prices which offset increased production volumes. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $12.77 per BOE, a decrease of approximately 14% as compared to 1997's nine month average of $14.91 per BOE. Approximately 59% and 82% of the Company's oil production was hedged during the first nine months of 1998 and 1997, respectively, with the current year's hedge price averaging a NYMEX WTI price of approximately $19.80 per barrel, approximately $0.46 per barrel higher than last year's average hedge price. Hedging transactions had the effect of increasing the average price per BOE by $2.67 in the first nine months of 1998 and decreasing such price by approximately $1.49 per BOE in the 1997 period.

The Company's realized product price was also negatively affected by higher location and quality differentials from the NYMEX benchmark price due to the weakening of price spreads between heavy crude oil and light crude oil and the impact of the lower quality Arroyo Grande crude. The Company's weighted average differential for all areas was approximately $4.77 per barrel for the first nine months of 1998, compared to approximately $4.08 per barrel during last year's comparative period.

Unit gross margin in the upstream segment was $6.42 per BOE, a 27% decrease as compared to $8.74 per BOE reported for the first nine months of 1997 on substantially higher oil prices. Upstream unit gross profit, which deducts upstream G&A expenses from gross margin, was $5.74 per BOE, 29% lower than the 1997 amount of $8.07 per BOE. Unit production expenses increased $0.18 per BOE from $6.17 per BOE last year, largely as a result of the addition late in 1997 of properties with higher operating costs. Total production expenses increased to $38.6 million from $33.1 million for the first nine months of 1997 primarily due to increased production volumes related to the Company's acquisition and exploitation activities.

Unit G&A expense in the upstream segment was generally flat with the prior year. Unit G&A expense was $0.68 per BOE for the nine months ended September 30, 1998, compared to $0.67 per BOE in the prior year period. Total upstream G&A was $4.1 million for the first nine months of 1998 compared to $3.6 million for the prior year period. DD&A per BOE was $3.00 for the first nine months of 1998 compared to $2.82 per BOE in the 1997 comparative period. Such increase is primarily attributable to the impact of lower commodity prices on proved reserve volumes. Total upstream DD&A expense increased to $18.3 million for the nine months ended September 30, 1998, from $15.1 million for the 1997 period due to increased production volumes and the higher upstream DD&A rate.

                                    17 of 27

Midstream Results
-----------------

The following table sets forth certain midstream operating information of the Company for the periods presented:


                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                    -----------------------
                                                     1998             1997
                                                    --------      ---------
                                                         (IN THOUSANDS)
                                                           (UNAUDITED)
OPERATING RESULTS:
 Gross Margin
  Pipeline transportation service                   $ 8,110          $    --
  Terminalling and storage and gathering
    and marketing                                    15,004            8,854
                                                    -------          -------
         Total                                       23,114            8,854
 General and administrative expense                  (3,561)          (2,616)
                                                    -------          -------
 Gross profit                                       $19,553         $  6,238
                                                    =======         ========
AVERAGE DAILY VOLUMES (BARRELS):
  Pipeline Tariff Activities                            117               --
  Pipeline Margin Activities                             42               --
                                                    -------          -------
   Total                                                159               --
                                                    =======         ========
  Lease gathering                                        85               70
  Bulk purchases                                         94               46
  Terminal throughput                                    79               78

The Company's midstream segment reported gross margin of $23.1 million for the nine months ended September 30, 1998, reflecting a 161% increase over the $8.9 million reported for the same period in 1997. Gross profit (gross margin less G&A expenses) totaled $19.6 million, a 213% increase over the prior year period. Midstream results for the nine months ended September 30, 1998 include activities from the All American Pipeline Acquisition since July 30, 1998. Excluding the two months operating results associated with the All American Pipeline Acquisition, midstream gross margin and gross profit for the first nine months of 1998 were $15.0 million and $11.9 million, respectively. Such amounts exceeded last year's comparative amounts by 69% and 90%, respectively.

Pipeline Operations. Pipeline operations generally consist of (i) transporting third-party volumes of crude oil for a tariff and (ii) merchant activities designed to capture price differentials between the cost to purchase and transport crude oil to a sales point and the price received for such crude oil at the sales point. Tariffs on the All American Pipeline vary by receipt point and delivery point. Tariffs for OCS crude oil delivered to California markets currently average $1.40 per barrel and tariffs for OCS volumes delivered to West Texas currently average $2.96 per barrel. Tariffs for San Joaquin Valley crude oil delivered to West Texas currently average $1.25 per barrel. As noted above, the results of operations include approximately two months of operations of the All American Pipeline System, which was acquired effective July 30, 1998. Gross margin from pipeline operations totaled $8.1 million for this period. Tariff revenues were $9.5 million and are primarily attributable to transport volumes from Exxon's Santa Ynez field (approximately 68,000 barrels per day) and Chevron's Point Arguello field (approximately 22,900 barrels per day). The margin between revenue and direct cost of crude purchased was approximately $2.6 million. Operations and maintenance expenses associated with pipeline operations were $4.0 million.

                                    18 of 27

The following table sets forth All American Pipeline average deliveries per day within and outside California since July 30, 1998.


                   DELIVERIES:
                     Average daily volumes (thousand barrels):
                     Within California                               113
                     Outside California                               46
                                                                     ---
                                                                     159
                                                                     ===

Terminalling and Storage Activities and Gathering and Marketing Activities. The Company reported gross margin of $15.0 million from its terminalling and storage activities and gathering and marketing activities for the nine months ended September 30, 1998, reflecting a 69% increase over the $8.9 million reported for the same period in 1997. Net of interest expense associated with contango inventory transactions, gross margin for the nine months ended September 30, 1998 was $14.4 million, approximately 74% above the 1997 amount of $8.3 million, also excluding contango interest. The increase in gross margin was primarily attributable to an increase in volumes gathered and marketed, principally in West Texas, Louisiana and the Gulf of Mexico of approximately 21% to 85,000 barrels per day for the nine months ended September 30, 1998, from 70,000 barrels per day during the same period in 1997. The balance of the increase in gross margin was primarily a result of an increase in bulk purchases and profits created by arbitrage opportunities associated with a contango market. Average terminal throughput increased slightly to 79,000 barrels per day for the nine months ended September 30, 1998, as compared to the same period in 1997.

Expenses. Midstream G&A expenses increased approximately $1.0 million to $3.6 million for the nine months ended September 30, 1998, compared to $2.6 million for the same period in 1997. Such increase was primarily related to the All American Pipeline Acquisition and additional personnel hired to further expand marketing activities. Midstream depreciation and amortization expense increased to $2.6 million for the nine months ended September 30, 1998 from $0.9 million for the comparable 1997 period due primarily to the All American Pipeline Acquisition.

General
-------

Interest expense for the first nine months of 1998 increased to $24.4 million from $15.9 million for the comparative prior year period primarily due to the All American Pipeline Acquisition and to higher outstanding debt levels related to the Company's upstream acquisition, exploitation and development activities. The current year period includes approximately $5.0 million of interest related to the All American Pipeline Acquisition. Capitalized interest was $2.7 million and $2.3 million for the nine months ended September 30, 1998 and 1997, respectively.

The Company's total tax provision for the nine months ended September 30, 1998, was approximately $2.5 million, as compared to $6.6 million for the 1997 comparative period. During the 1998 third quarter, the Company reduced the valuation allowance reserved against its deferred tax asset by approximately $2.9 million due to the utilization of certain net operating loss carryforwards which had previously been reserved. The reduction in the valuation allowance results in an approximate $1.0 million tax benefit which is included in the Company's income tax provision for the nine months ended September 30, 1998, resulting in an effective tax rate of approximately 28% for such period. The Company's effective tax rate for the comparative 1997 period was 40%. In both periods, substantially all of the Company's income tax provision was deferred.

In July 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. FAS 131 introduces a new

                                    19 of 27
model for segment reporting and requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. Reportable segments are based on products and services, geography, legal structure, management structure or any manner in which management disaggregates a company. This statement replaces the notion of industry and geographic segments in current FASB standards. Management is currently evaluating the impact of this statement on the Company's disclosures.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or financial position.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

On September 23, 1998, Plains All American Pipeline, L.P. (the "Partnership"), an indirect wholly-owned subsidiary of the Company, filed with the SEC a registration statement on Form S-1 relating to the sale by the Partnership of Common Units representing limited partnership interests in the Partnership. The Partnership was formed to acquire, own and operate the midstream crude oil business and assets of the Company. Following the proposed offering, the Partnership will engage in interstate and intrastate crude oil transportation as well as crude oil terminalling, storage, gathering and marketing, primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico. Assets of the Partnership will include the recently acquired All American Pipeline as well as the Company's storage and terminalling facilities in Cushing, Oklahoma, and Ingleside, Texas.

Approximately 12,800,000 Common Units (representing an aggregate ownership of 42.6% in the Partnership) will be included in the proposed offering (excluding approximately 1,900,000 Common Units subject to the Underwriters' over-allotment option). Upon consummation of the offering, the Company and its affiliates will continue to own a 57.4% aggregate interest in the Partnership, or 51.0% if the underwriters' over-allotment is exercised. The Company will use proceeds of the proposed offering to repay indebtedness and for general corporate purposes.

On July 30, 1998, Plains All American Inc. ("PAAI"), a wholly owned unrestricted subsidiary of the Company, as defined in the indentures for the Company's $200 million 10.25% Senior Subordinated Notes (the "Indentures"), acquired all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron Companies") from Wingfoot Ventures Seven, Inc., a wholly-owned subsidiary of The Goodyear Tire & Rubber Company ("Goodyear") for approximately $400 million, including transaction costs. The principal assets of the entities acquired include the All American Pipeline System, a 1,233-mile crude oil pipeline extending from California to Texas, and a 45-mile

                                    20 of 27
crude oil gathering system in the San Joaquin Valley of California, as well as other assets related to such operations.

Financing for the acquisition was provided through (i) PAAI's $325 million, limited recourse bank facility with ING (U.S.) Capital Corporation, BankBoston, N.A. and other lenders (the "PAAI Credit Facility") and (ii) an approximate $114 million capital contribution to PAAI by the Company. Approximately $29 million of such capital contribution was funded by cash flow and the Company's revolving credit facility (the "Revolving Credit Facility") and the remaining $85 million was provided by a privately placed issuance of the Company's Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock").

On July 29, 1998, the Company sold in a private placement 170,000 shares of its Series E Preferred Stock for $85 million. Each share of the Series E Preferred Stock has a stated value of $500 per share and bears a dividend of 9.5% per annum. Dividends are payable semi-annually in either cash or additional shares of Series E Preferred Stock at the Company's option and are cumulative from the date of issue. Each share of Series E Preferred Stock is convertible into 27.78 shares of the Company's common stock ("Common Stock") (an initial effective conversion price of $18.00 per share) and in certain circumstances may be converted at the Company's option into Common Stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. The Series E Preferred Stock is redeemable at the option of the Company after March 31, 1999, at 110% of stated value and at declining amounts thereafter. If not previously redeemed or converted, the Series E Preferred Stock is required to be redeemed in 2012.

Proceeds from the Series E Preferred Stock were used to fund a portion of the Company's capital contribution to PAAI to acquire all of the outstanding capital stock of the Celeron Companies.

On July 30, 1998, PAAI borrowed $300 million under the PAAI Credit Facility. Such proceeds were used to acquire all of the outstanding capital stock of the Celeron Companies from Goodyear and to provide initial working capital. At September 30, 1998, the Company had $285 million outstanding under the PAAI Credit Facility.

The PAAI Credit Facility is guaranteed by the Celeron Companies and is secured by the assets of PAAI and the Celeron Companies, including all pipelines (including associated linefill), gathering lines, accounts receivable, inventory and the capital stock of the Celeron Companies. The PAAI Credit Facility consists of (i) a $100 million reducing, revolving line of credit with a $30 million sub-limit for letters of credit ("Tranche A") and (ii) a $225 million non-amortizing term loan ("Tranche B"). PAAI incurs a commitment fee of 0.5% per annum on the unused portion of Tranche A. The commitment for Tranche A reduces in twenty-four equal quarterly amounts commencing September 30, 1998, with final maturity on June 30, 2004. Tranche B of the PAAI Credit Facility is repayable at maturity on June 30, 2005. Prepayment of principal on Tranche B is subject to a penalty of 1% on amounts prepaid prior to December 31, 1998, and 0.5% thereafter through June 30, 1999. The PAAI Credit Facility bears interest at PAAI's option at Base Rate (as defined therein) or (i) LIBOR plus 1.75% for Tranche A and (ii) Libor plus 3.00% prior to September 30, 1998, and LIBOR plus 2.75% thereafter for Tranche B. PAAI has entered into 10 year interest rate swaps with three of the lending banks to fix the LIBOR portion of the interest rate for $200 million of the indebtedness under Tranche B at 5.96% plus the applicable margin.

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

                                    21 of 27

On July 30, 1998, as a result of the PAAI acquisition and the projected increased activity, Plains Marketing & Transportation Inc. ("PMTI"), a wholly owned subsidiary of the Company, increased its letter of credit and inventory credit facility from $90 million to $175 million (the "PMTI Credit Facility"). The purpose of the PMTI Credit Facility is to provide standby letters of credit to support the purchase of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The PMTI Credit Facility is guaranteed by the Company and by Plains Terminal & Transfer Corporation and PLX Crude Lines Inc., both wholly-owned subsidiaries of the Company. The PMTI Credit Facility is secured by all of the assets of PMTI, primarily accounts receivable and crude oil inventory. Aggregate availability under the PMTI Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of PMTI, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. At September 30, 1998, the borrowing base was $175.0 million and the Company had $95.7 million in letters of credit and $11.5 million in borrowings for inventory outstanding under the PMTI Credit Facility.

PMTI has established a $40 million sublimit (the "Sublimit") within the PMTI Credit Facility for borrowings to finance crude oil purchased in connection with operations at the Company's crude oil terminal and storage facilities. Under the terms of the Sublimit, all purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders.

Letters of credit under the PMTI Credit Facility are generally issued for up to seventy day periods. Borrowings incur interest at the borrower's option of either (i) the Base Rate, as defined, or (ii) LIBOR plus an applicable margin. PMTI incurs a commitment fee of 0.25% per annum on the unused portion of the PMTI Credit Facility. The PMTI Credit Facility has a final maturity date of July 30, 2001.

The PMTI Credit Facility contains covenants, which among other things, require PMTI to maintain certain financial ratios and minimum levels of working capital and net worth. In addition, the PMTI Credit Facility contains restrictions on additional indebtedness, acquisitions, mergers, sale of assets, affiliate transactions, derivative contracts, and capital expenditures.

In May 1998, the Revolving Credit Facility and borrowing base thereunder were increased to $225 million from $165 million. The Revolving Credit Facility, as amended, converts to a term loan on July 1, 2000, with a final maturity of July 1, 2005, and bears interest at the option of the Company at LIBOR plus 1.375% or Base Rate (as defined therein). The Revolving Credit Facility is guaranteed by all of the Company's principal subsidiaries except PAAI and is secured by the oil and gas properties of the Company and its subsidiaries and the stock of all subsidiaries excluding PAAI and the Celeron Companies. At September 30, 1998, the Company had $154.5 million in borrowings outstanding under the Revolving Credit Facility.

At September 30, 1998, the Company had a working capital deficit of approximately $5.9 million compared to a working capital deficit of $6.0 million at December 31, 1997. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow, the Revolving Credit Facility, and the sale of subordinated notes, common stock and preferred stock.

                                    22 of 27

INVESTING AND FINANCING ACTIVITIES

Net cash flows used in investing activities were $462.3 million and $78.7 million for the nine months ended September 30, 1998 and 1997, respectively. Approximately $393.9 million related to the All American Pipeline Acquisition is included in investing activities for 1998. Investing activities include payments for acquisition, exploration and development costs of $62.7 million and $74.8 million for the nine months ended September 30, 1998 and 1997, respectively. Included in the 1997 amount is approximately $25 million related to the acquisition of the Montebello field.

Net cash provided by financing activities amounted to $431.0 million and $82.1 million for the nine months ended September 30, 1998 and 1997, respectively. Financing activities for 1998 include the following related to the All American Pipeline Acquisition: (i) approximately $300 million in borrowings and $15 million of repayments under the PAAI Credit Facility, (ii) proceeds of $85 million from the issuance of the Series E Preferred Stock and (iii) approximately $16 million in borrowings under the Revolving Credit Facility to fund the Company's capital contribution to PAAI. In 1997, approximately $25 million borrowed under the Revolving Credit Facility to fund the acquisition of the Montebello field is included in proceeds from long-term debt. Included in both years are net proceeds from borrowings under the Revolving Credit Facility as a result of acquisition, exploration, exploitation and development activities. Financing activities during the first nine months of 1998 include approximately $28.8 million in short-term borrowings and approximately $35.3 million of repayments related to contango crude oil inventory transactions at the Company's Cushing terminal. In 1997, proceeds of $25 million related to contango crude oil inventory transactions are included in financing activities.

CHANGING OIL AND NATURAL GAS PRICES

The Company is affected by changes in crude oil prices, which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, prolonged low crude oil prices or future crude oil price declines would have a negative impact on the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. In order to manage its exposure to commodity price risk, the Company has routinely hedged a portion of its crude oil production. For the remainder of 1998, the Company has entered into various hedging arrangements on approximately 12,250 barrels of oil per day, or approximately 60% of 1998 third quarter crude oil production at a NYMEX WTI price of approximately $19.80 per barrel. In addition, the Company also has fixed price arrangements on 9,000 barrels per day in 1999 at a NYMEX WTI price of $18.25 per barrel, or approximately 44% of third quarter 1998 crude oil production levels. The foregoing NYMEX WTI prices are before quality and location differentials. Management intends to continue to maintain hedging arrangements for a significant portion of its production. Such contracts may expose the Company to the risk of financial loss in certain circumstances.

Additionally, decreases in the prices of oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Almost all of the Company's reserve base (approximately 94% of year-end 1997 reserve volumes) is comprised of long-life oil properties that are sensitive to crude oil price volatility. The crude oil price received by the Company at December 31, 1997, upon which proved reserve volumes, the estimated present value (discounted at 10%) of future net revenue from the Company's proved oil and natural gas reserves (the "Present Value of Proved Reserves") and the Present Value of Proved Reserves reduced by future discounted income taxes (the "Standardized Measure") as of such date were based, was $18.34 per barrel. During 1998, the benchmark NYMEX crude oil price has fluctuated significantly, closing as high as $17.82 per barrel and as low as $11.56 per barrel. Under full cost accounting rules as prescribed by the SEC, unamortized costs of proved oil

                                    23 of 27
and natural gas properties are subject to a ceiling, which limits such costs to the Standardized Measure. Subject to ongoing exploitation and production activities which may affect the estimated volumes and values of the Company's oil and gas properties, the Company estimates that the Standardized Measure of the Company's proved reserves will approximate the book carrying cost of such properties at a NYMEX benchmark crude oil price between $14.00 and $15.00 per barrel and in the future the Company could be required to record a noncash writedown of such capitalized costs. This estimated price range is based on average historical differentials between the NYMEX WTI benchmark oil price and the Company's average wellhead realizations. Such wellhead realizations are affected by quality and location factors. Variations from these average differentials at any given point in time will affect the Company's estimates of proved reserve volumes and values.

YEAR 2000

Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the Year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company, due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

Compliance Program. In order to address the Year 2000 issues, the Company has implemented a Year 2000 project for all of its business units. A project team has been established to coordinate the five phases of this Year 2000 project to assure that key automated systems and related processes will remain functional through Year 2000. Those phases include: (i) awareness, (ii) assessment,
(iii) remediation, (iv) testing and (v) implementation of the necessary modifications. The key automated systems consist of (a) financial systems applications, (b) hardware and equipment, (c) embedded chip systems and
(d) third-party developed software. The evaluation of the Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to the operations of the Company or any of its business units. The Company retained a Year 2000 consulting firm to review the operations of all of its business units and to assess the impact of the Year 2000 issue on such operations. Such review has been completed and the consultant's recommendations are being utilized in the Year 2000 project.

The Company's State of Readiness. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program which will continue to be updated throughout the life of the project. The portion of the assessment phase related to financial systems applications has been substantially completed and the necessary modifications and conversions are underway. The portion of the assessment phase which will determine the nature and impact of the Year 2000 issue for hardware and equipment, embedded chip systems, and third-party developed software is continuing. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems, and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are inconclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Company's interaction with third parties is currently being evaluated.

Management expects that the remediation, testing and implementation phases will be substantially completed by mid-1999.

Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by the Company in the remainder of 1998, 1999 and 2000 associated with assessing, testing, modifying or replacing financial system applications, hardware and equipment, embedded chip systems, and third party developed software is between $0.7 million and $0.8 million. The Company expects to fund these expenditures with cash from operations or borrowings. To date, the Company has expended approximately $160,000.

                                    24 of 27

Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful are the Company's financial systems applications and the Company's supervisory control and data acquisition ("SCADA") computer system and embedded chip systems in field equipment. The potential problems if the Year 2000 compliance program is not successful are disruptions of the Company's revenue gathering from and distribution to its customers and vendors and the inability to perform its other financial and accounting functions. Failures of embedded chip systems in field equipment of the Company or its customers could disrupt the Company's upstream exploitation, development, production and exploration activities and its midstream crude oil transportation, terminalling and storage activities and gathering and marketing activities.

The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company and its business units remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company and its business units, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed by mid-year 1999. Management does not expect the costs to the Company for the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. Based on information available at this time, however, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not aversely affect the Company.

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

                                    25 of 27

PART II. OTHER INFORMATION

Item 1 -  Legal Proceedings

  None

Item 2 -  Material Modification of Rights of Registrant's Securities

  None

Item 3 -  Defaults on Senior Securities

  None

Item 4 -  Submission of Matters to a Vote of Security Holders

  None

Item 5 -  Other Information

  None

Item 6 -  Exhibits and Reports on Form 8-K

     A. Exhibits

        10(z)  --  First Amendment to Plains Resources Inc. 1996 Stock Incentive
                   Plan dated May 21, 1998.

        10(aa) --  Third Amendment to Plains Resources Inc. 1992 Stock Incentive
                   Plan dated May 21, 1998.

        27.    --  Financial Data Schedule

     B. Report on Form 8-K

        An amendment to Form 8-K on Form 8-KA with respect to the Company's purchase by Plains All American Inc. (a wholly owned subsidiary of the Company) of all the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company from a subsidiary of the Goodyear Tire & Rubber Company was filed on September 30, 1998. Such form 8-KA is hereby incorporated by reference.

                                    26 of 27

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                 PLAINS RESOURCES INC.



Date:   November 12, 1998        By:  /s/  Cynthia A. Feeback
                                      -------------------------------
                                      Cynthia A. Feeback, Controller,
                                      Assistant Treasurer and
                                      Principal Accounting Officer
                                      (Principal Accounting Officer)

                                    27 of 27