Form 10-Q
period 1999-06-30
PLAINS RESOURCES INC
filed 1999-08-16
CIK 350426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____to

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

                                 (713) 654-1414
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

16,964,128 shares of common stock $0.10 par value, issued and outstanding at July 30, 1999.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                          PAGE
PART I.  FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS:
      Consolidated Balance Sheets:
         June 30, 1999 and December 31, 1998.............................   3
      Consolidated Statements of Income:
         For the three and six months ended June 30, 1999 and 1998.......   4
      Consolidated Statements of Cash Flows:
         For the six months ended June 30, 1999 and 1998.................   5
      Notes to Consolidated Financial Statements.........................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................  11

PART II.  OTHER INFORMATION  ............................................  24


                                      PLAINS RESOURCES INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      JUNE 30,         DECEMBER 31,
                                                                                        1999              1998
                                                                                    ------------      ------------
                                                                                    (unaudited)
                                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                           $     13,058      $      6,544
Accounts receivable                                                                      346,493           128,875
Inventory                                                                                 60,510            42,520
Prepaid expenses and other                                                                 4,984             1,527
                                                                                    ------------      ------------

Total current assets                                                                     425,045           179,466
                                                                                    ------------      ------------

PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method
  Subject to amortization                                                                627,746           596,203
  Not subject to amortization                                                             59,374            54,545
Crude oil pipeline, gathering and terminal assets                                        513,226           378,254
Other property and equipment                                                              10,462             8,606
                                                                                    ------------      ------------
                                                                                       1,210,808         1,037,608

Less allowance for depreciation, depletion and amortization                             (389,833)         (375,882)
                                                                                    ------------      ------------
                                                                                         820,975           661,726
                                                                                    ------------      ------------
OTHER ASSETS                                                                             153,505           133,075
                                                                                    ------------      ------------
                                                                                    $  1,399,525      $    974,267
                                                                                    ------------      ------------
                                                                                    ------------      ------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                      $    397,530      $    170,985
Interest payable                                                                           7,800             7,950
Royalties payable                                                                          2,851             4,211
Notes payable and other current obligations                                               23,161            10,261
                                                                                    ------------      ------------

Total current liabilities                                                                431,342           193,407

BANK DEBT                                                                                117,300            52,000
BANK DEBT OF A SUBSIDIARY                                                                289,350           175,000
SUBORDINATED DEBT                                                                        202,302           202,427
OTHER LONG-TERM DEBT                                                                       2,556             2,556
OTHER LONG-TERM LIABILITIES                                                                7,289            13,967
                                                                                    ------------      ------------
                                                                                       1,050,139           639,357
                                                                                    ------------      ------------
MINORITY INTEREST                                                                        180,340           173,461
                                                                                    ------------      ------------
SERIES E CUMULATIVE CONVERTIBLE PREFERRED STOCK,
   STATED AT LIQUIDATION PREFERENCE                                                       92,655            88,487
                                                                                    ------------      ------------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
   AND OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock, $1.00 par value, 46,600 shares authorized, issued and outstanding, net of discount of $687,000 and
  $1,354,000, respectively                                                                22,613            21,946
Common Stock, $.10 par value, 50,000,000 shares authorized;
  issued and outstanding 16,927,474 and 16,881,938 shares, respectively                    1,693             1,688
Additional paid-in capital                                                               125,139           124,679
Accumulated deficit                                                                      (73,054)          (75,351)
                                                                                    ------------      ------------
                                                                                          76,391            72,962
                                                                                    ------------      ------------
                                                                                    $  1,399,525      $    974,267
                                                                                    ------------      ------------
                                                                                    ------------      ------------

                    See notes to consolidated financial statements

                                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                 -------------------------     -------------------------
                                                                    1999           1998           1999           1998
                                                                 ----------     ----------     ----------     ----------
REVENUES
Oil and natural gas sales                                        $   25,189     $   25,547     $   46,331     $   51,711
Marketing, transportation, storage and terminalling revenues        861,850        163,479      1,317,610        330,683
Interest and other income                                               238            415            307            619
                                                                 ----------     ----------     ----------     ----------

                                                                    887,277        189,441      1,364,248        383,013
                                                                 ----------     ----------     ----------     ----------

EXPENSES
Production expenses                                                  12,100         12,835         23,663         25,673
Marketing, transportation, storage and terminalling expenses        835,984        158,283      1,272,380        321,483
General and administrative                                            7,655          2,437         11,717          4,813
Depreciation, depletion and amortization                              8,275          6,838         15,445         13,593
Interest expense                                                     10,764          6,757         19,517         12,866
                                                                 ----------     ----------     ----------     ----------

                                                                    874,778        187,150      1,342,722        378,428
                                                                 ----------     ----------     ----------     ----------

Income before income taxes and minority interest                     12,499          2,291         21,526          4,585
Minority interest                                                     5,016             --          9,836             --
                                                                 ----------     ----------     ----------     ----------

Income before income taxes                                            7,483          2,291         11,690          4,585
Income tax expense:
   Current                                                               --             19             --             22
   Deferred                                                           2,918            854          4,559          1,714
                                                                 ----------     ----------     ----------     ----------

NET INCOME                                                            4,565          1,418          7,131          2,849
Less:  cumulative preferred stock dividends                           2,473            316          4,834            628
                                                                 ----------     ----------     ----------     ----------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                                            $    2,092     $    1,102     $    2,297     $    2,221
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
EARNINGS PER COMMON SHARE:

   Basic                                                         $     0.12     $     0.07     $     0.14     $     0.13
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
   Diluted                                                       $     0.11     $     0.06     $     0.13     $     0.12
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------



                   See notes to consolidated financial statements

                            PLAINS RESOURCES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited) (in thousands)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                     1999           1998
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                        $   7,131      $   2,849
Items not affecting cash flows from operating activities:
   Depreciation, depletion and amortization                          15,445         13,593
   Minority interest in income of a subsidiary                        9,836             --
   Deferred income taxes                                              4,559          1,714
   Other non-cash items                                                 971            131
Change in assets and liabilities from operating activities:
   Accounts receivable                                              (69,163)         9,524
   Inventory                                                         (1,170)        (9,330)
   Prepaid expenses and other                                        (3,457)           197
   Purchase of pipeline linefill                                         (4)            --
   Accounts payable and other current liabilities                    63,178         (7,016)
   Interest payable                                                    (150)           499
   Royalties payable                                                 (1,360)          (354)
                                                                  ---------      ---------

Net cash provided by operating activities                            25,816         11,807
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cost incurred in connection with acquisitions (see Note 3)         (141,971)            --
Payment for crude oil pipeline, gathering and terminal assets        (4,678)            --
Payment for acquisition, exploration and developments costs         (50,980)       (39,405)
Payment for additions to other property and assets                   (1,321)          (951)
                                                                  ---------      ---------

Net cash used in investing activities                              (198,950)       (40,356)
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                        308,021        119,560
Proceeds from short-term debt                                        24,150         17,900
Principal payments of long-term debt                               (127,721)       (63,560)
Principal payments of short-term debt                               (11,900)       (18,000)
Distribution to public Unitholders                                   (8,413)            --
Other                                                                (4,489)           519
                                                                  ---------      ---------

Net cash provided by financing activities                           179,648         56,419
                                                                  ---------      ---------

Net increase in cash and cash equivalents                             6,514         27,870
Cash and cash equivalents, beginning of period                        6,544          3,714
                                                                  ---------      ---------

Cash and cash equivalents, end of period                          $  13,058      $  31,584
                                                                  ---------      ---------
                                                                  ---------      ---------

                        See notes to consolidated financial statements

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

       The consolidated financial statements include the accounts of Plains Resources Inc. (the "Company"), its wholly-owned subsidiaries and Plains All American Pipeline, L.P. ("PAA") in which the Company has an approximate 59% ownership interest. The operations of PAA are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. ("Plains Scurlock"). Plains All American Inc. ("PAAI"), a wholly owned subsidiary of the Company, is the general partner ("General Partner") of PAA.

       The accompanying consolidated financial statements at June 30, 1999 and for the three and six months ended June 30, 1999 are unaudited and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC.

       All material adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform to the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at June 30, 1999, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

RECENT ACCOUNTING PRONOUNCEMENT

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The Company is required to adopt this statement beginning in 2001. The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or financial position.

NOTE 2 -- INVENTORY AND OTHER ASSETS

Inventory consists of the following:

                                        JUNE 30,     DECEMBER 31,
                                          1999          1998
                                      ------------   ------------
                                             (IN THOUSANDS)
          Crude oil                   $     55,698   $     37,702
          Materials and supplies             4,812          4,818
                                      ------------   ------------
                                      $     60,510   $     42,520
                                      ------------   ------------
                                      ------------   ------------




Other assets consist of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                         1999           1998
                                                     ------------   ------------
                                                           (IN THOUSANDS)
                Pipeline linefill                      $   70,572     $   54,511
                Deferred tax asset                         44,118         47,785
                Land                                        8,853          8,853
                Debt issue costs                           22,997         18,668
                Other                                      13,968          8,245
                                                     ------------   ------------
                                                          160,508        138,062
                Accumulated amortization                   (7,003)        (4,987)
                                                     ------------   ------------
                                                       $  153,505     $  133,075
                                                     ------------   ------------
                                                     ------------   ------------

NOTE 3 -- ACQUISITIONS

SCURLOCK ACQUISITION

       On May 12, 1999, Plains Scurlock, a limited partnership of which PAAI is the general partner and Plains Marketing, L.P. is the limited partner, completed the acquisition of Scurlock Permian LLC ("Scurlock") and certain other pipeline assets (the "Scurlock Acquisition") from Marathon Ashland Petroleum LLC ("MAP"). Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $141 million.

       Scurlock, previously a wholly owned subsidiary of MAP, is engaged in crude oil transportation, trading and marketing, operating in 14 states with more than 2,400 miles of active pipelines, numerous storage terminals and a fleet of more than 225 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also include approximately 2.4 million barrels of crude oil.

       Financing for the Scurlock Acquisition was provided through (i) a borrowing of approximately $92 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A. (the "Plains Scurlock Credit Facility"), (ii) the sale to the General Partner of 1.3 million Class B Common Units ("Class B Units") of PAA at $19.125 per unit, the price equal to the market value of PAA's common units ("Common Units") on May 12, 1999, for a total cash consideration of $25 million and (iii) a $25 million draw under PAA's existing revolving credit agreement. The funds for the purchase of the Class B Units by the General Partner were provided through a capital contribution by the Company, which was financed by the Company's revolving credit facility (the "Revolving Credit Facility").

       The Plains Scurlock Credit Facility consists of (i) a five-year $126.6 million term loan and (ii) a three-year $35 million revolving credit facility. The Plains Scurlock Credit Facility is nonrecourse to PAA, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by the assets acquired. Borrowings under the term loan bear interest at the London Interbank Offering Rate ("LIBOR") plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to one-half of one percent per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity of May 2004. As of June 30, 1999, letters of credit of approximately $15.2 million were outstanding under the revolver and borrowings of $90 million were outstanding under the term loan.

       The Class B Units are initially pari passu with Common Units with respect to distributions, and after six months are convertible into Common Units upon approval of a majority of Common Unitholders. After such six month period, the Class B Unitholder may request that PAA call a meeting of Common Unitholders to consider approval of the conversion of Class B Units into Common Units. If the approval of such conversion by the Common Unitholders is not obtained within 120 days of such request (the "Initial Approval Period"), the Class B Unitholders will be entitled to receive distributions, on a per Unit basis, equal to 110% of the amount of distributions paid on a Common Unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the Initial Approval Period. Except for the vote to approve the conversion, Class B Units have the same voting rights as the Common Units.

       The assets, liabilities and results of operations of Scurlock are included in the Consolidated Financial Statements of the Company effective May 1, 1999. The Scurlock Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16") as follows:

                                                                 (in thousands)
        Crude oil pipeline, gathering and terminal assets          $124,615
        Other property and equipment                                  1,546
        Pipeline linefill                                            16,057
        Other assets (debt issue costs)                               3,100
        Environmental accrual                                        (1,000)
        Net working capital items                                    (3,090)
                                                                  ----------

        Cash paid                                                  $141,228
                                                                  ----------
                                                                  ----------

       The purchase price allocation was based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The purchase accounting entries include a $1.0 million accrual for estimated environmental remediation costs. Under the agreement for the sale of Scurlock by MAP to Plains Scurlock, MAP has agreed to indemnify and hold harmless Scurlock and Plains Scurlock for claims, liabilities and losses (collectively "Losses") resulting from any act or omission attributable to Scurlock's business or properties occurring prior to the date of the closing of such sale to the extent the aggregate amount of such losses exceed $1.0 million; provided however, that claims for such Losses must individually exceed $25,000 and must be asserted by Scurlock against MAP on or before May 15, 2003.

CHEVRON ASSET ACQUISITION

       On July 15, 1999, Plains Scurlock completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36.6 million including transaction costs (the "Chevron Asset Acquisition"). The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 340 miles of associated gathering and lateral lines and approximately three million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the Chevron Asset Acquisition was provided by a draw of $36.6 million under the term loan portion of the Plains Scurlock Credit Facility.

       Chevron U.S.A Inc. ("Chevron"), which currently transports approximately 24,000 barrels of crude oil per day on the system, will continue to transport its equity crude oil production from the region on the system under a twelve-year contractual arrangement.

PRO FORMA RESULTS FOR THE SCURLOCK ACQUISITION AND ALL AMERICAN ACQUISITION

       The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income per share as if the Scurlock Acquisition and the acquisition of the All American Pipeline and Celeron Gathering system ("All American Acquisition") had both occurred on January 1, 1998.

                                         SIX MONTHS ENDED
                                             JUNE 30,
                                   -------------------------------
                                       1999             1998
                                   --------------  ---------------
                                           (IN THOUSANDS)

       Revenues                      $ 2,409,209      $ 2,487,524
                                   --------------  ---------------
                                   --------------  ---------------
       Net income                        $ 9,631          $ 4,641
                                   --------------  ---------------
                                   --------------  ---------------
       Net income per share:
         Basic                            $ 0.28        $    0.00
                                   --------------  ---------------
                                   --------------  ---------------
         Diluted                          $ 0.26        $    0.00
                                   --------------  ---------------
                                   --------------  ---------------

POINT ARGUELLO ACQUISITION

       On July 1, 1999, Arguello Inc., a wholly owned subsidiary of the Company, acquired Chevron's interests in the Point Arguello Field. The interests acquired include Chevron's 26% working interest in the Point Arguello Field and associated onshore processing facilities, Chevron's right to participate in surrounding leases and certain fee acreage onshore. The acquisition, which was funded from the Company's working capital, has an effective date of July 1, 1999. Chevron retained the obligation of (i) removing, dismantling, and disposing of all existing offshore platforms, (ii) removing and disposing of all existing pipelines and (iii) removing, dismantling, disposing and remediation of all existing onshore facilities. The Company assumed its 26% share of (i) plugging and abandoning all existing well bores, (ii) removing conductors, (iii) flushing all lines and vessels, and (iv) removing/abandoning all structures, fixtures and conditions created subsequent to closing.

       Arguello Inc. will be the operator of record for the Point Arguello field and has entered into an outsourcing agreement with a unit of Torch Energy Advisors, Inc. for the conduct of daily operations and field management.

NOTE 4 -- EARNINGS PER SHARE

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share ("EPS") computations for income from continuing operations for the three and six months ended June 30, 1999 and 1998, as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------
                                                    1999                              1998
                                     --------------------------------- ----------------------------------
                                       INCOME      SHARES      PER       INCOME       SHARES      PER
                                      (NUMERA-    (DENOMI-    SHARE     (NUMERA-     (DENOMI-    SHARE
                                        TOR)       NATOR)     AMOUNT      TOR)        NATOR)     AMOUNT
                                     -----------  ---------- --------- ------------ ----------- ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income                             $ 4,565                           $ 1,418
Less:  preferred stock dividends        (2,473)                             (316)
                                     -----------                       ------------
Income available to common
  stockholders                           2,092      16,914    $ 0.12      1,102       16,820     $ 0.07
                                                             ---------                          ---------
                                                             ---------                          ---------
Effect of dilutive securities:
Employee stock options                       -       1,137                      -       1,151
Warrants                                     -         545                      -         579
                                     -----------  ----------           ------------ -----------
Income available to common
  stockholders assuming dilution       $ 2,092      18,596    $ 0.11      $ 1,102      18,550    $ 0.06
                                     -----------  ---------- --------- ------------ ----------- ---------
                                     -----------  ---------- --------- ------------ ----------- ---------

                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------
                                        1999                              1998
                                     --------------------------------- ----------------------------------
                                       INCOME      SHARES      PER        INCOME       SHARES      PER
                                      (NUMERA-    (DENOMI-    SHARE      (NUMERA-     (DENOMI-    SHARE
                                        TOR)       NATOR)     AMOUNT       TOR)        NATOR)     AMOUNT
                                     -----------  ---------- --------- ------------ ----------- ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income                               $ 7,131                            $ 2,849
Less:  preferred stock dividends          (4,834)                              (628)
                                     -----------                       ------------
Income available to common
stockholders                               2,297      16,902    $ 0.14        2,221      16,772    $ 0.13
                                                             ---------                          ---------
                                                             ---------                          ---------
Effect of dilutive securities:
Employee stock options                         -         882                      -       1,090
Warrants                                       -         470                      -         549
                                     -----------  ----------           ------------ -----------
Income available to common
   stockholders assuming dilution        $ 2,297      18,254    $ 0.13      $ 2,221      18,411    $ 0.12
                                     -----------  ---------- --------- ------------ ----------- ---------
                                     -----------  ---------- --------- ------------ ----------- ---------


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

NOTE 5 -- OPERATING SEGMENTS

       The Company's operations consist of three operating segments: (i) Upstream Operations - engages in the acquisition, exploitation, development, exploration and production of crude oil and natural gas, (ii) Midstream Operations - engages in crude oil gathering, marketing, terminalling, storage and transportation and (iii) Corporate - reflects certain amounts that are not directly attributable to Upstream or Midstream Operations. The Company evaluates segment performance based on gross margin, gross profit and income before income taxes and minority interest.

(IN THOUSANDS)                                    UPSTREAM       MIDSTREAM       CORPORATE         TOTAL
-----------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 1999
Revenues:
  External Customers                            $     25,189    $    861,850   $         --    $    887,039
  Intersegment (a)                                        --             347             --             347
  Other income                                            48             190             --             238
                                                ------------    ------------   ------------    ------------
    Total revenues of reportable segments       $     25,237    $    862,387   $         --    $    887,624
                                                ------------    ------------   ------------    ------------
                                                ------------    ------------   ------------    ------------
Segment gross margin (b)                        $     13,089    $     25,866   $         --    $     38,955
Segment gross profit (c)                              11,716          20,097           (513)         31,300
Segment income (loss) before income taxes
  and minority interest                                1,512          11,726           (739)         12,499

-----------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 1998
Revenues:
  External Customers                            $     25,547    $    163,479   $         --    $    189,026
  Intersegment (a)                                        --             308             --             308
  Other income                                            12             403             --             415
                                                ------------    ------------   ------------    ------------
    Total revenues of reportable segments       $     25,559    $    164,190   $         --    $    189,749
                                                ------------    ------------   ------------    ------------
                                                ------------    ------------   ------------    ------------
Segment gross margin (b)                        $     12,712    $      5,196   $         --    $     17,908
Segment gross profit (c)                              11,330           4,141             --          15,471
Segment income (loss) before income taxes and
  minority interest                                     (602)          2,893             --           2,291

-----------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1999
Revenues:
  External Customers                            $     46,331    $  1,317,610   $         --    $  1,363,941
  Intersegment (a)                                        --             674             --             674
  Other income                                            20             287             --             307
                                                ------------    ------------   ------------    ------------
    Total revenues of reportable segments       $     46,351    $  1,318,571   $         --    $  1,364,922
                                                ------------    ------------   ------------    ------------
                                                ------------    ------------   ------------    ------------
Segment gross margin (b)                        $     22,668    $     45,230   $         --    $     67,898
Segment gross profit (c)                              19,685          37,009           (513)         56,181
Segment income (loss) before income taxes
  and minority interest                                 (447)         22,712           (739)         21,526

-----------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1998
Revenues:
  External Customers                            $     51,711    $    330,683   $         --    $    382,394
  Intersegment (a)                                        --             565             --             565
  Other income                                            39             580             --             619
                                                ------------    ------------   ------------    ------------
    Total revenues of reportable segments       $     51,750    $    331,828   $         --    $    383,578
                                                ------------    ------------   ------------    ------------
                                                ------------    ------------   ------------    ------------
Segment gross margin (b)                        $     26,038    $      9,200   $         --    $     35,238
Segment gross profit (c)                              23,266           7,159             --          30,425
Segment income (loss) before income taxes and
  minority interest                                     (301)          4,886             --           4,585
-----------------------------------------------------------------------------------------------------------

       (a) Intersegment revenues and transfers were conducted on an arm's-length basis.
       (b) Gross margin is calculated as operating revenues less operating expenses.
       (c) Gross profit is calculated as operating revenues less operating and general and administrative expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

       On May 12, 1999, Plains Scurlock Permian, L.P. ("Plains Scurlock"), a limited partnership of Plains All American Pipeline, L.P., ("PAA"), through which the Company's midstream activities are conducted, completed the acquisition of Scurlock Permian LLC ("Scurlock") and certain other pipeline assets from Marathon Ashland Petroleum LLC (the "Scurlock Acquisition"). Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $141 million. The assets, liabilities and results of operations of the Scurlock Acquisition are included in the Company's Consolidated Financial Statements effective May 1, 1999.

       Scurlock, previously a wholly owned subsidiary of Marathon Ashland Petroleum LLC ("MAP"), is engaged in crude oil transportation, trading and marketing, operating in 14 states with more than 2,400 miles of active pipelines, numerous storage terminals and a fleet of more than 225 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also include approximately 2.4 million barrels of crude oil.

       On November 23, 1998, PAA completed its initial public offering of
13.1 million common units representing limited partner interests. PAA's results are consolidated into the Company's results with the public's ownership reflected as a minority interest deduction from income. The operations of PAA are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock. Plains All American Inc. ("PAAI"), a wholly owned subsidiary of the Company is the general partner ("General Partner") of PAA. PAA was formed to acquire the midstream crude oil business and assets of the Company, including the All American Pipeline and the SJV Gathering System, which the Company purchased from Goodyear in July 1998 (the "All American Acquisition"). The assets, liabilities and results of operations of the All American Acquisition are included in the Company's Consolidated Financial Statements effective July 30, 1998. See Note 3 to the accompanying Consolidated Financial Statements for pro forma information giving effect to the Scurlock Acquisition and the All American Acquisition as if such transactions had occurred on January 1, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

       The Company reported net income for the second quarter of 1999 of $4.6 million, or $0.12 per common share ($0.11 assuming dilution) as compared with net income of $1.4 million, or $0.07 per common share ($0.06 assuming dilution) in the 1998 second quarter. Cash flow from operations (net income before non-cash expenses) increased approximately 78% to $16.3 million in the 1999 period as compared to $9.2 million in the second quarter of 1998. Earnings before interest, taxes, depreciation, amortization and minority interest ("EBITDA") increased 99% to $31.5 million versus $15.9 million in the second quarter of 1998.

UPSTREAM RESULTS

The following table sets forth certain upstream operating information of the Company for the periods presented:

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                   ---------------------
                                                                     1999        1998
                                                                   ---------   ---------
                                                                      (IN THOUSANDS)
                         AVERAGE DAILY PRODUCTION VOLUMES
                           Barrels of oil equivalent ("BOE")
                             California (approximately 92% oil)         15.7        13.8
                             Gulf Coast (100% oil)                       2.5         5.3
                             Illinois Basin (100% oil)                   3.0         3.6
                                                                   ---------   ---------
                               Total (approximately 94% oil)            21.2        22.7
                                                                   ---------   ---------
                                                                   ---------   ---------

                         UNIT ECONOMICS
                         Average sales price per BOE                 $ 13.05     $ 12.38
                         Production expense per BOE                     6.27        6.22
                                                                   ---------   ---------
                         Gross margin per BOE                           6.78        6.16
                         Upstream G&A expense per BOE                   0.72        0.67
                                                                   ---------   ---------
                         Gross profit per BOE                         $ 6.06      $ 5.49
                                                                   ---------   ---------
                                                                   ---------   ---------

       During the 1999 second quarter, production volumes were affected by shut-ins and production cutbacks related to lower crude oil prices and curtailments due to refinery disruptions in California as well as declines in the Company's Gulf Coast production. As a result, total oil equivalent production decreased approximately 7% to an average of 21,200 BOE per day as compared to the second quarter 1998 average of 22,700 BOE per day.

       Net daily production in California increased approximately 14% to 15,700 BOE in the second quarter of 1999 compared to 13,800 BOE in the same quarter of 1998 due to the acquisition of the Mt. Poso Field in December 1998 and ongoing exploitation activities. Excluding production from the Mt. Poso field, total California production increased approximately 7% from the comparative prior year quarter. Net daily production for the Company's Gulf Coast properties averaged approximately 2,500 barrels per day during the second quarter of 1999, compared to 5,300 barrels per day in the 1998 comparative period. The Gulf Coast production decrease is due to voluntary shut-ins, mechanical downtime resulting from the deferral of workovers due to low crude oil prices, the effects of natural decline and drilling delays. The Company recently completed some of the well work activity that was commenced in the second quarter, which included returning wells to production and also drilling a horizontal lateral out of an existing well to increase its productive capacity. As a result, Gulf Coast production for July was approximately 3,400 barrels per day, net to the Company's interest. Net daily production in the Illinois Basin averaged approximately 3,000 barrels per day during the second quarter of 1999, a decrease of approximately 17% as compared to the 1998 second quarter average of 3,600 barrels per day. The Illinois Basin production decrease is primarily attributable to well shut-ins and natural decline.

       Oil and natural gas revenues were $25.2 million for the second quarter of 1999, almost flat with the 1998 second quarter amount of $25.5 million as slightly higher prices offset decreased production. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark New York Mercantile Exchange ("NYMEX") price was $13.05 per BOE, up 5% as compared to the 1998 second quarter average wellhead price of $12.38 per BOE. The NYMEX benchmark West Texas Intermediate ("WTI") crude oil price averaged $17.65 per barrel during the second quarter of 1999, approximately 20% above the $14.69 per barrel amount in the prior year period. The Company maintained hedges on approximately 65% and 57% of its crude oil production in the second quarter of 1999 and 1998, respectively, with the hedge price averaging a NYMEX WTI price of approximately $17.45 per barrel and $19.80 per barrel in the respective periods. Hedging transactions had the effect of decreasing the Company's average price per BOE by $0.12 and increasing the average price by $2.75 in the second quarter of 1999 and 1998, respectively.

       Unit production expenses averaged $6.27 per BOE for the second quarter of 1999, almost equal to the 1998 second quarter average of $6.22 per BOE. Unit gross margin in the upstream segment was $6.78 per BOE, a 10% increase as compared to $6.16 per BOE reported for the second quarter of 1998. Upstream unit gross profit, which deducts all pre-interest cash costs, was $6.06 per BOE, 10% above the 1998 amount of $5.49 per BOE. Total production expenses were $12.1 million, as compared to $12.8 million for the second quarter of 1998. Unit general and administrative ("G&A") expenses in the upstream segment were $0.72 per BOE in the second quarter of 1999, compared to $0.67 per BOE in the prior year comparative quarter.

       Total upstream depreciation, depletion and amortization ("DD&A") expense was $4.4 million in the second quarter of 1999, compared to $6.5 million in the 1998 comparative quarter due primarily to a lower per unit DD&A rate and decreased production volumes. DD&A per BOE was $2.10 for the second quarter of 1999 compared to $3.00 per BOE in the 1998 comparative quarter. Such decrease is primarily due to a $174 million reduction in the carrying cost of the Company's proved oil and natural gas properties recorded in the 1998 fourth quarter due to low crude oil prices, and the impact of subsequent price recovery on proved reserve volumes. The NYMEX WTI price was $12.05 per barrel at December 31, 1998, compared to $19.29 at June 30, 1999.

MIDSTREAM RESULTS

       The following table sets forth certain midstream operating information of the Company for the periods presented:

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                            -----------------------------
                                                                1999            1998
                                                            -------------    ------------
                                                                    (IN THOUSANDS)

                   Operating Results:
                     Gross margin
                       Pipeline                                  $ 12,917         $     -
                       Gathering and marketing and
                         terminalling and storage                  12,949           5,196
                                                            -------------    ------------
                         Total                                     25,866           5,196
                     General and administrative expense            (5,783)         (1,055)
                                                            -------------    ------------

                     Gross profit                                $ 20,083         $ 4,141
                                                            -------------    ------------
                                                            -------------    ------------

                   Average Daily Volumes (barrels)
                     Pipeline Activities:
                       All American
                         Tariff activities                            101               -
                         Margin activities                             63               -
                       Other                                           25               -
                                                            -------------    ------------

                       Total                                          189               -
                                                            -------------    ------------
                                                            -------------    ------------

                     Lease gathering                                  294              83
                     Bulk purchases                                   161             109
                     Terminal throughput                               84              83

       PIPELINE OPERATIONS. The Company's results for the second quarter of 1998 do not include the results of operations of the All American Acquisition which was effective July 30, 1998. Gross margin from pipeline operations was $12.9 million for the second quarter of 1999. Approximately $0.8 million of such margin was from the Scurlock Acquisition, for which two months of operations are included in the current period's results. Pipeline tariff revenues and tariff transport volumes from the All American Pipeline were approximately $9.4 million and 101,000 barrels per day, respectively. Volumes related to barrels shipped as part of the Company's merchant activities were 63,000 barrels per day in the current year period. Operations and maintenance expenses were $6.8 million for such period.

       The following table sets forth the All American Pipeline average deliveries per day within and outside California for the three months ended June 30, 1999.

              DELIVERIES:
                AVERAGE DAILY VOLUMES (THOUSAND BARRELS):
                  Within California                                   101
                  Outside California                                   63
                                                                ---------

                    Total                                             164
                                                                ---------
                                                                ---------

       GATHERING AND MARKETING ACTIVITIES AND TERMINALLING AND STORAGE ACTIVITIES. Gross margin from gathering, marketing, terminalling and storage activities was approximately $12.9 million for the second quarter of 1999. Approximately $6.2 million of this gross margin is attributable to the Scurlock Acquisition which was effective May 1, 1999. The Scurlock gross margin was generated on gathering volumes of approximately 192,000 barrels per day and bulk purchase volumes of approximately 71,000 barrels per day. Scurlock daily volumes are a two month average of activity from the date of acquisition through June 30, 1999.

       Excluding the Scurlock Acquisition, gross margin from the Company's gathering, marketing, terminalling and storage activities was approximately $6.7 million for the second quarter of 1999, compared to $5.2 million in the prior year comparative period. The increase is due to an increase in lease gathering volumes and storage capacity leased at the Company's crude oil terminal and storage facility in Cushing, Oklahoma, (the "Cushing Terminal"). Lease gathering volumes increased from an average of 83,000 barrels per day for the second quarter of 1998 to approximately 102,000 barrels per day in the current year quarter. Bulk purchase volumes declined from approximately 109,000 barrels per day in last year's quarter to approximately 90,000 barrels per day in the second quarter of 1999. This decrease is primarily due to a lesser volume of contango purchases and an increased amount of tankage that was leased to third parties at the Cushing Terminal. The one million barrel expansion of the Cushing Terminal was placed in service during the second quarter of 1999. Throughput volumes at the Company's terminals averaged approximately 84,000 barrels per day in the current year quarter, about flat with the 1998 comparative period average of 83,000 barrels per day. Average leased terminal capacity increased significantly from approximately 600,000 barrels per month in last year's quarter to 2.3 million barrels per month during the current year quarter.

GENERAL

       Total G&A expenses, including midstream activities, were approximately $7.7 million for the three months ended June 30, 1999, an increase of $5.2 million as compared to the 1998 comparative period. Approximately $4.7 million of the increase is attributable to the Company's midstream activities. Approximately $4.2 million of the midstream increase is associated with the May 1999 Scurlock Acquisition, the July 1998 All American Acquisition and expenses incurred by PAA as a result of its being a separate public entity. Interest expense for the quarter ended June 30, 1999 increased to $10.8 million from $6.8 million for the comparative prior year quarter primarily due to the debt incurred for the Scurlock Acquisition and the All American Acquisition. Capitalized interest was $1.2 million and $0.9 million for the three months ended June 30, 1999 and 1998, respectively.

       The Company's total tax provision for the quarter ended June 30, 1999, was approximately $2.9 million, as compared to the second quarter 1998 tax provision of approximately $0.9 million. Such increase is due to the increase in income before taxes between the two periods. In both periods, substantially all of the Company's income tax provision was deferred.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

       The Company reported net income for the first six months of 1999 of $7.1 million, or $0.14 per common share ($0.13 assuming dilution), as compared with net income of $2.8 million, or $0.13 per common share ($0.12 assuming dilution) in the first six months of 1998. Cash flow from operations (net income before non-cash expenses) increased approximately 54% to $28.1 million in the 1999 period as compared to $18.3 million in the first six months of 1998. EBITDA increased 82% to $56.5 million versus $31.0 million in the first half of 1998. Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows was $25.8 million for the six months ended June 30, 1999, as compared to $11.8 million for the 1998 comparative period.

UPSTREAM RESULTS

The following table sets forth certain upstream operating information of the Company for the periods presented:

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             ------------------------
                                                                1999          1998
                                                             ----------    ----------
                                                                  (IN THOUSANDS)
               AVERAGE DAILY PRODUCTION VOLUMES
                 Barrels of oil equivalent
                   California (approximately 91% oil)              15.3          13.7
                   Gulf Coast (100% oil)                            2.7           5.1
                   Illinois Basin (100% oil)                        3.1           3.7
                                                             ----------    ----------
                     Total (approximately 94% oil)                 21.1          22.5
                                                             ----------    ----------
                                                             ----------    ----------

               UNIT ECONOMICS
                 Average sales price per BOE                    $ 12.14       $ 12.70
                 Production expense per BOE                        6.20          6.31
                                                             ----------    ----------
                 Gross margin per BOE                              5.94          6.39
                 Upstream G&A expense per BOE                      0.78          0.68
                                                             ----------    ----------
                 Gross profit per BOE                            $ 5.16        $ 5.71
                                                             ----------    ----------
                                                             ----------    ----------

       During the first six months of 1999, production volumes were affected by shut-ins and production cutbacks related to lower crude oil prices and curtailments due to refinery disruptions in California as well as declines in the Company's Gulf Coast production. As a result, total oil equivalent production decreased approximately 6% to an average of 21,100 BOE per day as compared to the 1998 first half average of 22,500 barrels per day.

       Net daily production in California increased approximately 12% to 15,300 BOE in the first half of 1999 compared to 13,700 BOE in the same period of 1998 due to the acquisition of the Mt. Poso Field in December 1998 and ongoing exploitation activities. Excluding production from the Mt. Poso field, total California production increased approximately 5% from the comparative prior year period. Net daily production for the Company's Gulf Coast properties averaged approximately 2,700 barrels per day during the first half of 1999, compared to 5,100 barrels per day in the 1998 comparative period. The Gulf Coast production decrease is due to voluntary shut-ins, mechanical downtime resulting from the deferral of workovers due to low crude oil prices, the effects of natural decline and drilling delays. The Company recently completed some of the well work activity that was commenced in the second quarter, which included returning wells to production and also drilling a horizontal lateral out of an existing well to increase its productive capacity. As a result, Gulf Coast production for July was approximately 3,400 barrels per day, net to the Company's interest. Net daily production in the Illinois Basin averaged approximately 3,100 barrels per day during the first half of 1999, a decrease of approximately 16% as compared to the 1998 first half average of 3,700 barrels per day. The Illinois Basin production decrease is primarily attributable to well shut-ins and natural decline.

       Oil and natural gas revenues were $46.3 million for the first half of 1999, a decrease of approximately 10% from the comparable 1998 period amount of $51.7 million. The Company's average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $12.14 per BOE, a decrease of approximately 4% as compared to the 1998 first half average wellhead price of $12.70 per BOE. The NYMEX WTI crude oil price averaged $15.35 per barrel during the first half of 1999, compared to $15.33 per barrel in the prior year period. The Company maintained hedges on approximately 56% and 58% of its crude oil production in the first half of 1999 and 1998, respectively, with the hedge price averaging a NYMEX WTI price of approximately $17.80 per barrel and $19.80 per barrel in the respective periods. Hedging transactions had the effect of increasing the Company's average price per BOE by $1.03 and $2.43 in the first half of 1999 and 1998, respectively.

       Unit production expenses averaged $6.20 per BOE, a 2% decrease as compared to the 1998 first half average of $6.31 per BOE. Unit gross margin in the upstream segment was $5.94 per BOE, a 7% decrease as compared to $6.39 per BOE reported for the first half of 1998. Upstream unit gross profit, which deducts all pre-interest cash costs, was $5.16 per BOE, 10% below the 1998 amount of $5.71 per BOE. Total production expenses were $23.7 million, as compared to $25.7 million for the first half of 1998. Unit G&A expenses in the upstream segment were $0.78 per BOE in the first half of 1999, compared to $0.68 per BOE in the prior year comparative period.

       Total upstream DD&A expense was $8.8 million in the first half of 1999, compared to $13.0 million in the 1998 comparative period due to a lower per unit DD&A rate and decreased production volumes. DD&A per BOE was $2.10 for the first half of 1999 compared to $3.00 per BOE in the 1998 comparative period. Such decrease is primarily due to a $174 million reduction in the carrying cost of the Company's proved oil and natural gas properties recorded in the 1998 fourth quarter due to low crude oil prices, and the impact of subsequent price recovery on proved reserve volumes. The NYMEX WTI price was $12.05 per barrel at December 31, 1998, compared to $19.29 at June 30, 1999.

MIDSTREAM RESULTS

       The following table sets forth certain midstream operating information of the Company for the periods presented:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                        -----------------------------
                                                             1999            1998
                                                        -------------    ------------
                                                                 (IN THOUSANDS)
               OPERATING RESULTS:
                 Gross margin
                   Pipeline                                  $ 24,799         $     -
                   Gathering and marketing and
                     terminalling and storage                  20,431           9,200
                                                        -------------    ------------
                     Total                                     45,230           9,200
                 General and administrative expense            (8,234)         (2,041)
                                                        -------------    ------------
                 Gross profit                                $ 36,996         $ 7,159
                                                        -------------    ------------
                                                        -------------    ------------

               AVERAGE DAILY VOLUMES (BARRELS)
                 Pipeline Activities
                   All American
                     Tariff activities                            113               -
                     Margin activities                             55               -
                   Other                                           25               -
                                                        -------------    ------------
                   Total                                          193               -
                                                        -------------    ------------
                                                        -------------    ------------

                 Lease gathering                                  292              82
                 Bulk purchases                                   163             102
                 Terminal throughput                               79              75

       PIPELINE OPERATIONS. The Company's results for the first six months of 1998 do not include the results of operations of the All American Acquisition which was effective July 30, 1998. Gross margin from pipeline operations was $24.8 million for the first six months of 1999. Approximately $0.8 million of such margin was from the Scurlock Acquisition, for which two months of operations are included in the current period's results. Pipeline tariff revenues and tariff transport volumes from the All American Pipeline were approximately $22.0 million and 113,000 barrels per day, respectively, for the first six months of 1999. Volumes related to barrels shipped as part of the Company's merchant activities were 55,000 barrels per day in the current year period. Operations and maintenance expenses were $13.0 million for such period.

       The following table sets forth the All American Pipeline average deliveries per day within and outside California for the six months ended June 30, 1999.

              DELIVERIES:
                AVERAGE DAILY VOLUMES (THOUSAND BARRELS):
                  Within California                              106
                  Outside California                              62
                                                           ---------
                    Total                                        168
                                                           ---------
                                                           ---------

       GATHERING AND MARKETING ACTIVITIES AND TERMINALLING AND STORAGE ACTIVITIES. Gross margin from gathering, marketing, terminalling and storage activities was approximately $20.4 million for the first half of 1999. Approximately $6.2 million of this gross margin is attributable to the Scurlock Acquisition which was effective May 1, 1999. The Scurlock gross margin was generated on gathering volumes of approximately 192,000 barrels per day and bulk purchase volumes of approximately 71,000 barrels per day. Scurlock daily volumes are a two month average of activity from the date of acquisition through June 30, 1999.

       Excluding the Scurlock Acquisition, gross margin from the Company's gathering, marketing, terminalling and storage activities was approximately $14.2 million for the first half 1999, compared to $9.2 million in the prior year comparative period. The increase is due to an increase in per barrel lease gathering margins, lease gathering volumes and storage capacity leased at the Company's crude oil terminal facilities. Lease gathering volumes increased from an average of 82,000 barrels per day for the first half of 1998 to approximately 100,000 barrels per day in the current year period. Bulk purchase volumes declined from approximately 102,000 barrels per day in the first half of 1998 to approximately 92,000 barrels per day in the 1999 comparative period. This decrease is primarily due to a lesser volume of contango purchases and an increased amount of tankage that was leased to third parties at the Cushing Terminal. The one million barrel expansion of the Cushing Terminal was placed in service during the second quarter of 1999. Throughput volumes at the Company's terminals averaged approximately 79,000 barrels per day in the current year period, up approximately 5% as compared to the 1998 first half average of 75,000 barrels per day. Average leased terminal capacity increased significantly from approximately 935,000 barrels per month in last year's first half to 2.0 million barrels per month during the current year period.

GENERAL

       Total G&A expenses, including midstream activities, were approximately $11.7 million for the six months ended June 30, 1999, an increase of $6.9 million as compared to the 1998 comparative period. Approximately $6.2 million of the increase is attributable to the Company's midstream activities. Approximately $5.1 million of the midstream increase is associated with the May 1999 Scurlock Acquisition, the July 1998 All American Acquisition and expenses incurred by PAA as a result of its being a separate public entity. An additional $0.3 million is due to a one time expense related to a staff reduction and relocation of certain functions related to the midstream segment's pipeline operations. Interest expense for the six month period ended June 30, 1999 increased to $19.5 million from $12.9 million for the comparative prior year period, primarily due to the debt incurred for the Scurlock Acquisition and the All American Acquisition. Capitalized interest was $2.2 million and $1.8 million for the six months ended June 30, 1999 and 1998, respectively.

       The Company's total tax provision for the six months ended June 30, 1999, was approximately $4.6 million, as compared to the comparative period 1998 tax provision of approximately $1.7 million. Such increase is due to the increase in income before taxes between the two periods. In both periods, substantially all of the Company's income tax provision was deferred.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The Company is required to adopt this statement beginning in 2001. The Company has not yet determined the impact that the adoption of FAS 133 will have on its results of operations or financial position.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

ACQUISITIONS

Scurlock

       On May 12, 1999, Plains Scurlock, a limited partnership of which PAAI is the general partner and Plains Marketing, L.P. is the limited partner, completed the Scurlock Acquisition. Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $141 million.

       Financing for the Scurlock Acquisition was provided through (i) a borrowing of approximately $92 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A. (the "Plains Scurlock Credit Facility"), (ii) the sale to the General Partner of 1.3 million Class B Common Units ("Class B Units") of PAA at $19.125 per unit, the price equal to the market value of PAA's common units ("Common Units") on May 12, 1999, for a total cash consideration of $25 million and (iii) a $25 million draw under PAA's existing revolving credit agreement. The funds for the purchase of the Class B Units by the General Partner were provided through a capital contribution by the Company which was financed by the Company's revolving credit facility (the "Revolving Credit Facility").

       The Class B Units are initially pari passu with Common Units with respect to distributions, and after six months are convertible into Common Units upon approval of a majority of Common Unitholders. After such six month period, the Class B Unitholder may request that PAA call a meeting of Common Unitholders to consider approval of the conversion of Class B Units into Common Units. If the approval of such conversion by the Common Unitholders is not obtained within 120 days of such request (the "Initial Approval Period"), the Class B Unitholders will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a Common Unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the Initial Approval Period. Except for the vote to approve the conversion, Class B Units have the same voting rights as the Common Units.

Chevron

       On July 15, 1999, Plains Scurlock completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipeline Company for approximately $36.6 million including transaction costs (the "Chevron Asset Acquisition"). The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 340 miles of associated gathering and lateral lines and approximately three million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the Chevron Asset Acquisition was provided by a draw of $36.6 million under the term loan portion of the Plains Scurlock Credit Facility.

       Chevron U.S.A Inc. ("Chevron"), which currently transports approximately 24,000 barrels of crude oil per day on the system, will continue to transport its equity crude oil production from the region on the system under a twelve-year contractual arrangement.

Point Arguello

       On July 1, 1999, Arguello Inc., a wholly owned subsidiary of the Company, acquired Chevron's interests in the Point Arguello Field. The interests acquired include Chevron's 26% working interest in the Point Arguello Field and associated onshore processing facilities, Chevron's right to participate in surrounding leases and certain fee acreage onshore. The acquisition, which was funded from the Company's working capital, has an effective date of July 1, 1999. Chevron retained the obligation of (i) removing, dismantling, and disposing of all existing offshore platforms, (ii) removing and disposing of all existing pipelines and (iii) removing, dismantling, disposing and remediation of all existing onshore facilities. The Company assumed its 26% share of (i) plugging and abandoning all existing well bores, (ii) removing conductors, (iii) flushing all lines and vessels, and (iv) removing/abandoning all structures, fixtures and conditions created subsequent to closing.

       Arguello Inc. will be the operator of record for the Point Arguello field and has entered into an outsourcing agreement with a unit of Torch Energy Advisors, Inc. for the conduct of daily operations and field management.

PAA DISTRIBUTIONS

       On July 22, 1999, PAA declared a cash distribution of $0.4625 per Unit on its outstanding Common Units, Class B Units and Subordinated Units. The distribution is payable on August 13, 1999, to holders of record of such Units on August 3, 1999. The total distribution to be paid is approximately $14.9 million, with approximately $6.1 million to be paid to PAA's public Unitholders and the remainder to be paid to the Company for its limited and general partner interests. This distribution represents an increase of $.0125 per unit over the minimum quarterly distribution of $0.45 per unit.

CREDIT FACILITIES

       The Plains Scurlock Credit Facility consists of (i) a five-year $126.6 million term loan and (ii) a three-year $35 million revolving credit facility. The Plains Scurlock Credit Facility is nonrecourse to PAA, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by the assets acquired. Borrowings under the term loan bear interest at the London Interbank Offering Rate ("LIBOR") plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to one-half of one percent per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity of May 2004. As of June 30, 1999, letters of credit of approximately $15.2 million were outstanding under the revolver and borrowings of $90 million were outstanding under the term loan.

       The Company has a $225 million Revolving Credit Facility with a group of banks (the "Lenders"). The Revolving Credit Facility is guaranteed by all of the Company's upstream subsidiaries and is collateralized by the oil and gas properties of the Company and the guaranteeing subsidiaries and the stock of all upstream subsidiaries. The borrowing base under the Revolving Credit Facility at June 30, 1999, is $225 million and is subject to redetermination from time to time by the Lenders in good faith, in the exercise of the Lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for oil and natural gas loans to borrowers similar to the Company. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The Company incurs a commitment fee of 3/8% per annum on the unused portion of the borrowing base. The Revolving Credit Facility, as amended, matures on July 1, 2001, at which time the remaining outstanding balance converts to a term loan which is repayable in sixteen equal quarterly installments commencing October 1, 2001, with a final maturity of July 1, 2005. The Revolving Credit Facility bears interest, at the Company's option of either LIBOR plus 1 3/8% or Base Rate (as defined therein). At June 30, 1999, outstanding borrowings under the Revolving Credit Facility were approximately $117.3 million.

       Concurrently with the closing of the IPO, PAA entered into a $225 million bank credit agreement (the "Bank Credit Agreement") that includes a $175 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "PAA Revolving Credit Facility"). PAA may borrow up to $50 million under the PAA Revolving Credit Facility for acquisitions, capital improvements, working capital and general business purposes. At June 30, 1999, PAA had $175 million outstanding under the Term Loan Facility, representing indebtedness assumed from the General Partner and $25 million outstanding under the PAA Revolving Credit Facility. The Term Loan Facility matures in 2005, and no principal is scheduled for payment prior to maturity. The Term Loan Facility may be prepaid at any time without penalty. The PAA Revolving Credit Facility expires in November 2000.

       PAA has a $175 million letter of credit and borrowing facility (the "Letter of Credit Facility"), the purpose of which is to provide (i) standby letters of credit to support the purchase and exchange of crude oil for resale and (ii) borrowings to finance crude oil inventory which has been hedged against future price risk or designated as working inventory. Aggregate availability under the Letter of Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of PAA, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. At June 30, 1999, the borrowing base under the Letter of Credit Facility was $175 million. The Letter of Credit Facility has a $40 million sublimit for borrowings to finance crude oil purchased in connection with operations at PAA's crude oil terminal and storage facilities. At June 30, 1999, there were letters of credit of approximately $90.1 million and borrowings of $22 million outstanding under the Letter of Credit Facility.

INVESTING AND FINANCING ACTIVITIES

       At June 30, 1999, the Company had a working capital deficit of approximately $6.3 million compared to a working capital deficit of $13.9 million at December 31, 1998. The Company has historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and the Revolving Credit Facility.

       Net cash flows used in investing activities were $199.0 million and $40.4 million for the six months ended June 30, 1999, and 1998, respectively. Investing activities for the 1999 period include payments of approximately $135.9 million related to the Scurlock Acquisition (net of Scurlock cash on hand at acquisition date) and a $6.0 million deposit on the Chevron Asset Acquisition. Investing activities include payments for acquisition, exploration and development costs of $51.0 million and $39.4 million for the six months ended June 30, 1999 and 1998, respectively. Investing activities for the 1999 period include payments for crude oil pipeline, gathering and terminal assets (excluding the Scurlock Acquisition and the Chevron Asset Acquisition) of approximately $4.7 million, including approximately $3.3 million related to the expansion of the Cushing Terminal.

       Net cash provided by financing activities amounted to $179.6 million and $56.4 million for the six months ended June 30, 1999 and 1998, respectively. Financing activities for 1999 include approximately $117.0 million borrowed to fund the Scurlock Acquisition and approximately $6.0 million borrowed to fund a deposit paid on the Chevron Asset Acquisition, which closed in July 1999. Included in both years are net proceeds from borrowings under the Revolving Credit Facility as a result of acquisition, exploration and development activities. Financing activities include approximately $24.2 million and $17.9 million in short-term borrowings for the six months ended June 30, 1999 and 1998, respectively, and approximately $11.9 million and $18.0 million of repayments for the respective periods, related to hedged crude oil inventory transactions at the Cushing Terminal. Financing activities for the first six months of 1999 include cash distributions paid to PAA's public Unitholders of approximately $8.4 million.

CHANGING OIL AND NATURAL GAS PRICES

       The Company's upstream activities are affected by changes in crude oil prices which have historically been volatile. Although the Company has routinely hedged a substantial portion of its crude oil production and intends to continue this practice, substantial future crude oil price declines would adversely affect the Company's overall results, and therefore its liquidity. Furthermore, low crude oil prices could affect the Company's ability to raise capital on terms favorable to the Company. In order to manage its exposure to commodity price risk, the Company has routinely hedged a portion of its crude oil production. For the second half of 1999, the Company has entered into crude oil swap agreements for an average of 16,500 barrels per day at an average NYMEX WTI crude oil price of approximately $18.20 per barrel. This hedge position is equivalent to approximately 66% of second quarter 1999 average daily oil volumes, adjusted for the Point Arguello acquisition completed effective July 1, 1999. For the first half of 2000, the Company has entered into various arrangements which will provide for it to receive a minimum NYMEX WTI price of approximately $15.80 per barrel on 17,500 barrels per day (equivalent to 70% of second quarter 1999 crude oil production levels, adjusted for Point Arguello). For the second half of 2000, the Company has entered into various arrangements which will provide for it to receive a minimum NYMEX WTI price of approximately $15.25 per barrel on 14,000 barrels per day (equivalent to 56% of second quarter 1999 crude oil production levels, adjusted for Point Arguello). Approximately 10,000 barrels per day of the volumes hedged in 2000 will participate in price increases above the $15.25 floor price, subject to a ceiling limitation of $19.75 per barrel. The foregoing NYMEX WTI crude oil prices are before quality and location differentials. Management intends to continue to maintain hedging arrangements for a significant portion of its production. Such contracts may expose the Company to the risk of financial loss in certain circumstances.

YEAR 2000

       YEAR 2000 ISSUE. Some software applications, hardware and equipment, and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability, if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company because the Company directly depends on its own applications, equipment and systems and indirectly depends on those of third parties with which the Company does business. The Company's key applications, equipment, and automated systems consist of:

       -   financial systems applications;
       -   computer hardware and equipment;
       -   embedded chip systems; and
       -   third-party developed software.

       YEAR 2000 PROJECT. In order to address the year 2000 issue, the Company has implemented a year 2000 project for all of its business units. As the Company evaluates new properties for acquisition, it performs a pre-acquisition assessment to determine year 2000 readiness. Upon acquisition, the Company has incorporated these properties into the year 2000 project. The Company has formed a project team to coordinate the five phases of the year 2000 project. Those phases are:

       -   assessment;
       -   remediation;
       -   testing;
       -   implementation of the necessary modifications; and
       -   contingency planning.

       The year 2000 project also includes the evaluation of the extent and status of the year 2000 compliance efforts of third parties who are material to the Company's operations and its business units. In conjunction with its internal efforts, the Company retained a year 2000 consulting firm to review certain operations of all of its business units and to assess the potential impact of the year 2000 issue on such operations. The consulting firm has completed its review, and the Company is utilizing the consultant's recommendations in its year 2000 project. The Company also retained a second year 2000 consulting firm to perform an assessment of certain field equipment which has embedded chip systems. The Company and the consulting firm are currently performing the necessary remediation, testing and modification of embedded chip systems which are critical to the Company`s field operations.

       YEAR 2000 PROJECT STATUS. The assessment phase for all key applications, equipment, and automated systems is complete. The remaining phases of the project involving remediation, testing, and implementation of necessary modifications are proceeding concurrently. The following table sets forth the estimated dates of completion of the Year 2000 project for the Company`s key applications, equipment, and automated systems:


         Key Applications, Equipment               Estimated Completion
         and Automated Systems                             Date
         ---------------------                             ----

         Third Party Developed Software              September 1999
         Computer Hardware and Equipment             October 1999
         Embedded Chip Systems                       October 1999
         Financial Systems Applications              October 1999


       An integral part of the year 2000 project is communication with the Company's critical suppliers and key customers and partners to determine whether their operations and/or services or products will be year 2000 ready. The Company has contacted all of these third parties requesting information on the status of their year 2000 efforts and is currently evaluating responses and making additional inquiries as needed.

       CONTINGENCY PLANNING. As the other phases of the year 2000 project near completion, the Company is evaluating which of its business activities may still be vulnerable to a year 2000 disruption. The Company is developing appropriate contingency plans for each material "at risk" business activity to provide an alternative means of functioning in an attempt to minimize the effect of the potential year 2000 disruptions, both internally and on third parties. The contingency plans are expected to be completed by December 1, 1999. Communications with third parties that are critical to the Company's business will continue throughout the remainder of 1999, and the Company plans to develop contingency plans to the extent necessary to address any concerns regarding the year 2000 readiness of such third parties.

       COSTS OF THE YEAR 2000 PROJECT. Through June 30, 1999, the Company has incurred approximately $1.3 million for its year 2000 project, approximately $0.4 million of which were costs paid to third parties. While the total cost of the Company's year 2000 project is still being evaluated, the Company currently estimates that the costs of the project to be incurred in the remainder of 1999 and 2000 is between $1.0 million and $1.2 million. The Company anticipates that approximately $0.5 million of these estimated costs will be paid to third parties with the remainder being internal costs. The Company expects to fund these expenditures with cash from operations or borrowings.

       RISK OF NON-COMPLIANCE. The items that pose the greatest year 2000 risks for the Company if implementation of the year 2000 project is not successful are its financial systems applications, its pipeline supervisory control and data acquisition ("SCADA") systems and embedded chip systems in its field equipment. The potential problems if the year 2000 project is not successful with respect to the financial systems applications are disruptions of the Company's revenue gathering from and distribution to its customers and vendors and the inability to perform the Company's other financial and accounting functions. Failures of SCADA systems or embedded chip systems in the Company's field equipment or its customers' equipment could disrupt the Company's upstream exploitation and production activities and its midstream crude oil transportation, terminalling, storage and gathering and marketing activities.

       While the Company believes that the year 2000 project will substantially reduce the risks associated with the year 2000 issue, there can be no assurance that the Company will be successful in completing each and every aspect of the project on schedule, and if successful, that the project will have the expected results. Due to the general uncertainty inherent in the year 2000 issue, the Company cannot conclude that its failure or the failure of third parties to achieve year 2000 compliance will not adversely affect its financial position, results of operations or cash flows. Specific factors that might affect the success of the Company's year 2000 efforts and the occurrence of a year 2000 disruption or expense include:

       - the Company's failure or the failure of its consultants to properly identify deficient systems;
       - the failure of the selected remedial action to adequately address any deficiencies;
       - the failure of the Company or its consultants to complete the remediation in a timely manner, due to shortages of qualified labor or other factors;
       - unforeseen expenses related to the remediation of existing systems or the transition to replacement systems; and
       - the failure of third parties to become compliant or to adequately notify us of potential non-compliance.

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

       COMMODITY PRICE RISK. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below:

                                                     CHANGE IN FAIR
                                        FAIR          VALUE FROM 10%
                                       VALUE       ADVERSE PRICE CHANGE
                                     ---------   ------------------------
                                              (IN MILLIONS)
            AT JUNE 30, 1999
              Crude Oil
                Swaps                 $  (4.3)            $ (8.5)
                Futures and option
                  contracts              (2.3)              (2.0)

       INTEREST RATE RISK. The Company's debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal cash flows and the related weighted average interest rates by expected maturity dates for debt outstanding at June 30, 1999. The Company's variable rate debt bears interest at LIBOR plus the applicable margin. The average interest rates presented below are based upon rates in effect at June 30, 1999. The carrying value of variable rate bank debt approximates fair value as interest rates are variable, based on prevailing market rates. The fair value of fixed rate debt was based on quoted market prices based on trades of subordinated debt. The fair value of the Redeemable Preferred Stock approximates its liquidation value at June 30, 1999.

                                   -------------------------------------------------------------------------
                                                          EXPECTED YEAR OF MATURITY
                                   -------------------------------------------------------------------------    FAIR
                                     1999      2000       2001      2002      2003     THEREAFTER    TOTAL      VALUE
                                   ---------  --------   -------   -------   -------   -----------   -------   ---------
                                                              (DOLLARS IN MILLIONS)
                                                                                                                  >
LIABILITIES:
  Short-term debt  - variable rate   $ 22.0       $ -       $ -       $ -       $ -           $ -     $22.0      $ 22.0
    Average interest rate              6.3%                                                            6.3%
  Long-term debt - variable rate          -      25.7       8.0      30.0      30.0         313.6     407.3       407.3
    Average interest rate                 -      6.4%      6.7%      6.6%      6.6%          7.0%      6.9%
  Long-term debt - fixed rate             -         -         -         -         -         200.0     200.0       203.0
    Average interest rate                 -         -         -         -         -        10.25%
REDEEMABLE PREFERRED STOCK                -         -         -         -         -          92.7      92.7        92.7



       Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At June 30, 1999, the Company had interest rate swap and collar arrangements for an aggregate notional principal amount of $290 million. The Company would receive approximately $9.0 million if such arrangements were terminated as of such date.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

       All statements, other than statements of historical facts, included in this report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties including, among other things, market conditions, drilling and operating hazards, uncertainties inherent in estimating oil and gas reserves, uncertainties inherent in the year 2000 issue, environmental liabilities not covered by an indemnity or insurance and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The 1999 Annual Meeting of Stockholders (the "Meeting") of the Company was held on May 20, 1999. At the Meeting, holders of common stock, $.10 par value, of the Company ("Common Stock"), elected eight members of the Company's Board of Directors. No other matters were voted on at the Meeting.

       Out of the 16,891,617 shares of Common Stock entitled to vote at the Meeting, there were 14,193,031 shares of Common Stock represented at the Meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person.

       The tabulation of votes for each director nominee is as follows:

                      NOMINEES FOR ELECTION TO THE
                       COMPANY'S BOARD OF DIRECTORS            VOTES "FOR"        WITHHELD
                                                               -----------        --------
                                                                                     >
                             Greg Armstrong                    14,135,643          57,388
                             Jerry L. Dees                     14,135,630          57,401
                           Tom H. Delimitros                   14,135,630          57,401
                          William H. Hitchcock                 14,135,345          57,686
                             Dan M. Krausse                    14,135,623          57,408
                             John H. Lollar                    14,135,630          57,401
                           Robert V. Sinnott                   14,135,630          57,401
                            J. Taft Symonds                    14,135,555          57,476


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       A.     Exhibits

              10(h) Purchase and Sale Agreement dated June 4, 1999, by and among the Company, Chevron U.S.A., Inc., and Chevron Pipe Line Company.

              10(p) Third Amendment to Fourth Amended and Restated Credit Agreement dated June 21, 1999, among the Company and ING (U.S.) Capital Corporation, et. al.

              10(q) Second Amendment to Plains Resources 1996 Stock Incentive Plan dated May 20, 1999.

              27.    Financial Data Schedule

       B.     Reports on Form 8-K

              Amendment No. 1 to Current Report was filed on June 28, 1999, on form 8-K/A which amends the financial statements, exhibits or other portion of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 1999, with respect to PAA's acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC.

              A Current Report on Form 8-K was filed on May 27, 1999, with respect to PAA's acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                              PLAINS RESOURCES INC.




Date:      August 16, 1999        By: /s/  Cynthia A. Feeback
                                      -------------------------------------
                                       Cynthia A. Feeback, Vice President -
                                       Accounting and Assistant Treasurer
                                       (Principal Accounting Officer)