Form 10-K405/A
period 1998-12-31
PLAINS RESOURCES INC
filed 1999-09-21
CIK 350426

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ___________________________

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                     AMENDMENT TO ANNUAL REPORT PURSUANT TO
                              SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                        COMMISSION FILE NUMBER:  0-9808
                             PLAINS RESOURCES INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                       13-2898764
      (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification Number)

                500 DALLAS
              HOUSTON, TEXAS                                     77002
   (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code:  (713) 654-1414

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:            Name of each exchange on which registered:
   -----------------------          --------------------------------------------
  Common Stock, par value                     American Stock Exchange
       $.10 per share

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

Yes   x     No
    ----       ----

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



                                             PLAINS RESOURCES INC.



Date: September 21, 1999                 By: /s/  Cynthia A. Feeback
                                             --------------------------
                                             Cynthia A. Feeback, Controller;
                                             Vice President - Accounting and
                                             Assistant Treasurer
                                             (Principal Accounting Officer)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

Plains Resources Inc. and Subsidiaries Consolidated Financial
 Statements:
    Report of Independent Accountants                                    F-2
    Consolidated Balance Sheets as of December 31, 1998 and 1997         F-3
    Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996                                    F-4
    Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                    F-5
    Consolidated Statements of Changes in Stockholders' Equity for
     the years ended December 31, 1998, 1997 and 1996                    F-6
    Notes to Consolidated Financial Statements                           F-7

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


PricewaterhouseCoopers LLP



Houston, Texas
March 29, 1999, except as to Note 22 which is as of September 20, 1999.

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

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       Year Ended December 31,
                                                                             ------------------------------------------
                                                                                 1998            1997          1996
                                                                             ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $  (58,554)    $   14,259     $   16,548
  Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                        31,020         23,778         21,937
  Reduction in carrying costs of oil and natural gas properties                  173,874              -              -
  Non-cash gain (See Note 2)                                                     (70,037)             -              -
  Minority interest in income                                                      1,809              -              -
  Loss on early extinguishment of debt, net of tax                                     -              -          5,104
  Deferred income taxes                                                          (43,582)         7,975         (3,898)
  Other non-cash items                                                                90            221            251
Change in assets and liabilities from operating activities:
  Accounts receivable                                                             24,952         (9,518)       (41,046)
  Inventory                                                                      (19,057)       (18,239)           551
  Purchase of pipeline linefill                                                   (3,904)             -              -
  Prepaids and other                                                                (868)           128            (64)
  Accounts payable and other current liabilities                                     410          9,858         37,296
  Interest payable                                                                 1,467          1,494            977
  Royalties payable                                                                   10            351          1,352
                                                                             ------------   ------------   ------------

Net cash provided by operating activities                                         37,630         30,307         39,008
                                                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Midstream acquisition (see Note 9):
  Payment for acquisition of pipeline and related assets                        (392,528)             -              -
  Payment for working capital (excluding cash received of $7,481)                 (1,498)             -              -
Payment for crude oil pipeline, gathering and terminal assets                     (8,131)          (923)        (1,850)
Cash received from the sale of oil and natural gas properties                        131          2,667          3,066
Payment for acquisition, exploration and developments costs                      (80,318)      (105,646)       (53,011)
Payment for additions to other property and assets                                (1,078)        (3,732)          (701)
                                                                             ------------   ------------   ------------

Net cash used in investing activities                                           (483,422)      (107,634)       (52,496)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                     570,560        266,905        263,723
Proceeds from short-term debt                                                     31,750         39,000              -
Proceeds from sale of capital stock, options and warrants                            828          1,104          1,785
Proceeds from issuance of preferred stock                                         85,000              -              -
Proceeds from issuance of common units (See Note 2)                              244,690              -              -
Principal payments of long-term debt                                            (423,560)      (207,011)      (248,144)
Principal payments of short-term debt                                            (40,000)       (21,000)             -
Costs incurred to redeem long-term debt                                                -              -         (6,468)
Debt issue and other costs incurred in connection with
 acquisition (See Note 9)                                                         (6,138)             -              -
Debt issue and other costs incurred in connection with
 public offering (See Note 2)                                                     (9,937)             -              -
Other                                                                             (4,571)          (474)        (1,020)
                                                                             ------------   ------------   ------------

Net cash provided by financing activities                                        448,622         78,524          9,876
                                                                             ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                               2,830          1,197         (3,612)
Cash and cash equivalents, beginning of year                                       3,714          2,517          6,129
                                                                             ------------   ------------   ------------

Cash and cash equivalents, end of year                                        $    6,544     $    3,714     $    2,517
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

     Other assets consist of the following:


                                              December 31,
                                    -------------------------------
                                         1998            1997
                                    ---------------  --------------
                                            (in thousands)

Pipeline linefill                         $ 54,511             $ -
Deferred tax asset (See Note 7)             47,785             796
Land                                         8,853           8,853
Debt issue costs                            18,668           8,718
Other                                        8,245           2,776
                                    ---------------  --------------
                                           139,393          21,143
Accumulated amortization                    (4,987)         (4,412)
                                    ---------------  --------------
                                          $133,075        $ 16,731
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

     The 10.25% Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13% of the principal amount thereof, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% of the principal amount thereof plus, in each case, accrued interest to the date of redemption. In addition, prior to March 15, 1999, up to $45 million in principal amount of the Series A & B 10.25% Notes and up to $15 million in principal amount of the Series C & D 10.25% Notes are redeemable at the option of the Company, in whole or in part, from time to time, at 110.25% of the principal amount thereof, with the Net Proceeds of any Public Equity Offering (as both are defined in the indenture under which the 10.25% Notes were issued (the "Indenture").

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

NOTE 22 - CONSOLIDATING FINANCIAL STATEMENTS
--------------------------------------------

     On September 17, 1999, the Company announced that it agreed to sell $75 million principal amount of senior subordinated notes due 2006, Series E (the "Series E Notes"). Such notes will bear a stated coupon rate of 10.25%, but will be issued at approximately 101% of par, for a yield-to-worst of 9.97%. The stated coupon rate of interest and maturity date will be the same as those of the Company's existing $200 million principal amount of senior subordinated notes. Closing is expected to occur on September 22, 1999. Net proceeds to the Company, after costs of the transaction, will be approximately $74.6 million, and will be used to reduce the outstanding balance on the Revolving Credit Facility. The Series E Notes will be issued pursuant to a Rule 144A private placement.

     The Series E Notes will be unsecured senior subordinated obligations of the Company and will be subordinated in right of payment to all existing and future senior indebtedness of the Company. All of the Company's subsidiaries engaged in its upstream business segment will initially guarantee payment under the Series E Notes on a full, unconditional, joint and several basis. The Series E Notes will not be guaranteed by PAA or any of the Company's other midstream subsidiaries.

     The following financial information presents consolidating financial statements which include:

     . the parent company only ("Parent");
     . the guarantor subsidiaries on a combined basis ("Guarantor
       Subsidiaries");
     . the nonguarantor subsidiaries on a combined basis ("Nonguarantor
       Subsidiaries");
     . elimination entries necessary to consolidate the Parent, the Guarantor
       Subsidiaries and the Nonguarantor Subsidiaries; and . the Company on a consolidated basis.


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
DECEMBER 31, 1998


                                                                   GUARANTOR       NONGUARANTOR    INTERCOMPANY
                                                      PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     --------     ------------     ------------    ------------   ------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                            $     142        $     194     $  6,408     $    (200)        $    6,544
Accounts receivable                                        276            8,549      120,050             -            128,875
Inventory                                                    -            4,809       37,711             -             42,520
Prepaid expenses and other                                 561              361          605             -              1,527
                                                     ---------        ---------     --------     ---------         ----------
Total current assets                                       979           13,913      164,774          (200)           179,466
                                                     ---------        ---------     --------     ---------         ----------

PROPERTY AND EQUIPMENT                                 234,127          424,646      378,835             -          1,037,608

Less allowance for depreciation,
 depletion and amortization                           (228,579)         (91,118)        (799)      (55,386)          (375,882)
                                                     ---------        ---------     --------     ---------         ----------
                                                         5,548          333,528      378,036       (55,386)           661,726
                                                     ---------        ---------     --------     ---------         ----------
INVESTMENTS IN SUBSIDIARIES AND
     INTERCOMPANY ADVANCES                             246,581         (179,716)      (2,847)      (64,018)                 -
OTHER ASSETS                                            47,391            8,177       77,507             -            133,075
                                                     ---------        ---------     --------     ---------         ----------
                                                     $ 300,499        $ 175,902     $617,470     $(119,604)        $  974,267
                                                     =========        =========     ========     =========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities       $  18,425        $  26,207     $138,714     $    (200)        $  183,146
Notes payable and other current obligations                  -              511        9,750             -             10,261
                                                     ---------        ---------     --------     ---------         ----------
Total current liabilities                               18,425           26,718      148,464          (200)           193,407

BANK DEBT                                               52,000                -            -             -             52,000
BANK DEBT OF A SUBSIDIARY                                    -                -      175,000             -            175,000
SUBORDINATED DEBT                                      202,427                -            -             -            202,427
OTHER LONG-TERM DEBT                                         -            2,556            -             -              2,556
OTHER LONG-TERM LIABILITIES                              5,743            8,179           45             -             13,967
                                                     ---------        ---------     --------     ---------         ----------
                                                       278,595           37,453      323,509          (200)           639,357
                                                     ---------        ---------     --------     ---------         ----------
MINORITY INTEREST                                      (70,037)               -      243,498             -            173,461
                                                     ---------        ---------     --------     ---------         ----------
SERIES E CUMULATIVE CONVERTIBLE
 PREFERRED STOCK, STATED AT
 LIQUIDATION PREFERENCE                                 88,487                -            -             -             88,487
                                                     ---------        ---------     --------     ---------         ----------
NON-REDEEMABLE PREFERRED STOCK,
 COMMON STOCK AND
 OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock         21,946                -            -             -             21,946
Common Stock                                             1,688               77            -           (77)             1,688
Additional paid-in capital                             124,679            3,954       38,727       (42,681)           124,679
Retained earnings (accumulated deficit)               (144,859)         134,418       11,736       (76,646)           (75,351)
                                                     ---------        ---------     --------     ---------         ----------
                                                         3,454          138,449       50,463      (119,404)            72,962
                                                     ---------        ---------     --------     ---------         ----------
                                                     $ 300,499        $ 175,902     $617,470     $(119,604)        $  974,267
                                                     =========        =========     ========     =========         ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
DECEMBER 31, 1997



                                                                      GUARANTOR      NONGUARANTOR     INTERCOMPANY
                                                       PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------      ------------    -------------    -------------    -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $   4,911        $     263        $  1,452       $ (2,912)       $   3,714
Accounts receivable                                         879            3,849          94,869              -           99,597
Inventory                                                     8            3,885          18,909              -           22,802
Prepaid expenses and other                                  233              362              72              -              667
                                                      ---------        ---------        --------       --------        ---------
Total current assets                                      6,031            8,359         115,302         (2,912)         126,780
                                                      ---------        ---------        --------       --------        ---------

PROPERTY AND EQUIPMENT                                  233,670          323,630          36,287              -          593,587

Less allowance for depreciation,
 depletion and amortization                            (214,607)         (45,253)         (3,902)        83,483         (180,279)
                                                      ---------        ---------        --------       --------        ---------
                                                         19,063          278,377          32,385         83,483          413,308
                                                      ---------        ---------        --------       --------        ---------
INVESTMENTS IN SUBSIDIARIES AND
 INTERCOMPANY ADVANCES                                  189,042         (118,815)        (40,688)       (29,539)               -
OTHER ASSETS                                             17,356            8,124           1,792        (10,541)          16,731
                                                      ---------        ---------        --------       --------        ---------
                                                      $ 231,492        $ 176,045        $108,791       $ 40,491        $ 556,819
                                                      =========        =========        ========       ========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities        $  12,193        $  18,665        $ 86,334       $ (2,912)       $ 114,280
Notes payable and other current obligations                   -              511          18,000              -           18,511
                                                      ---------        ---------        --------       --------        ---------
Total current liabilities                                12,193           19,176         104,334         (2,912)         132,791

BANK DEBT                                                80,000                -               -              -           80,000
SUBORDINATED DEBT                                       202,661                -               -              -          202,661
OTHER LONG-TERM DEBT                                          -            3,067               -              -            3,067
OTHER LONG-TERM LIABILITIES                               2,949           11,395           1,304        (10,541)           5,107
                                                      ---------        ---------        --------       --------        ---------
                                                        297,803           33,638         105,638        (13,453)         423,626
                                                      ---------        ---------        --------       --------        ---------
NON-REDEEMABLE PREFERRED STOCK,
 COMMON STOCK AND
 OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock          20,671                -               -              -           20,671
Common Stock                                              1,670               77               -            (77)           1,670
Additional paid-in capital                              122,887            6,102             359         (6,461)         122,887
Retained earnings (accumulated deficit)                (211,539)         136,228           2,794         60,482          (12,035)
                                                      ---------        ---------        --------       --------        ---------
                                                        (66,311)         142,407           3,153         53,944          133,193
                                                      ---------        ---------        --------       --------        ---------
                                                      $ 231,492        $ 176,045        $108,791       $ 40,491        $ 556,819
                                                      =========        =========        ========       ========        =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (in thousands)
YEAR ENDED DECEMBER 31, 1998



                                                                      GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                            PARENT   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ---------  -------------   ------------    -------------  ------------
REVENUES
Oil and natural gas sales                                 $      -       $102,634     $        -     $     120       $  102,754
Marketing, transportation, storage and terminalling              -              -      1,129,809          (120)       1,129,689
Gain on formation of PAA                                    60,815              -              -             -           60,815
Interest and other income                                       40             76            718             -              834
                                                         -----------   -----------   -----------    -----------    ------------
                                                            60,855        102,710      1,130,527             -        1,294,092
                                                         -----------   -----------   -----------    -----------    ------------

EXPENSES
Production expenses                                              -         50,827              -             -           50,827
Marketing, transportation, storage and terminalling              -              -      1,091,328             -        1,091,328
General and administrative                                   1,536          3,946          5,296             -           10,778
Depreciation, depletion and amortization                     5,521         20,127          5,372             -           31,020
Reduction in carrying cost of oil and natural gas
 properties                                                  9,267         25,738              -       138,869          173,874
Interest expense                                            11,389         11,710         12,631             -           35,730
                                                         -----------   -----------   -----------    ------------    ------------
                                                            27,713        112,348      1,114,627       138,869        1,393,557
                                                         -----------   -----------   -----------    ------------   ------------
Income (loss) before income taxes and minority interest     33,142         (9,638)        15,900      (138,869)         (99,465)
Minority interest                                                -              -          1,809             -            1,809
                                                         -----------   -----------   -----------    ------------    ------------
Income (loss) before income taxes                           33,142          (9,638)       14,091       (138,869)       (101,274)
Income tax expense (benefit)
    Current                                                 (3,637)             (3)        4,502             -              862
    Deferred                                               (20,855)         (9,237)      (13,490)            -          (43,582)
                                                         -----------   -----------   -----------    ------------    ------------
NET INCOME (LOSS)                                           57,634            (398)       23,079      (138,869)         (58,554)
Less:  cumulative preferred stock dividends                  4,762               -             -             -            4,762
                                                         -----------   -----------   -----------    ------------    ------------
NET INCOME (LOSS) AVAILABLE TO
    COMMON STOCKHOLDERS                                   $ 52,872        $   (398)   $   23,079     $(138,869)      $  (63,316)
                                                         ===========   ===========   ===========    =============  =============

                                     F-33

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (in thousands)
YEAR ENDED DECEMBER 31, 1997


                                                                      GUARANTOR     NONGUARANTOR   INTERCOMPANY
                                                           PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         ----------  ------------   -------------   -----------    -------------
REVENUE
Oil and natural gas sales                                 $    867       $108,536      $      -      $        -        $109,403
Marketing, transportation, storage and terminalling              -              -       752,522               -         752,522
Interest and other income                                       90             91           138               -             319
                                                         -----------   -----------   -----------    -----------    ------------
                                                               957        108,627       752,660               -         862,244
                                                         -----------   -----------   -----------    -----------    ------------

EXPENSES
Production expenses                                            282         45,204             -               -          45,486
Marketing, transportation, storage and terminalling              -              9       740,033               -         740,042
General and administrative                                   1,294          3,517         3,529               -           8,340
Depreciation, depletion and amortization                     5,887         16,741         1,150               -          23,778
Interest expense                                            10,111          7,384         4,517               -          22,012
                                                         -----------   -----------   -----------    -----------    ------------
                                                            17,574         72,855       749,229               -         839,658
                                                         -----------   -----------   -----------    -----------    ------------
Income (loss) before income taxes                          (16,617)        35,772         3,431               -          22,586
Income tax expense
    Current                                                   (507)           792            67               -             352
    Deferred                                                 5,328          1,450         1,197               -           7,975
                                                         -----------   -----------   -----------    -----------    ------------
NET INCOME (LOSS)                                          (21,438)        33,530         2,167               -          14,259
Less:  cumulative preferred stock dividends                    163              -             -               -             163
                                                         -----------   -----------   -----------    -----------    ------------
NET INCOME (LOSS) AVAILABLE TO
    COMMON STOCKHOLDERS                                   $(21,601)      $ 33,530      $  2,167      $        -        $ 14,096
                                                         ===========   ===========   ===========    ============   ============


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (in thousands)
YEAR ENDED DECEMBER 31, 1996


                                                                       GUARANTOR      NONGUARANTOR  INTERCOMPANY
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                          ---------  --------------  -------------- --------------  -------------
REVENUES
Oil and natural gas sales                                 $    387        $97,214      $      -      $        -        $ 97,601
Marketing, transportation, storage and terminalling              -              -       531,698               -         531,698
Interest and other income                                      126             92            91               -             309
                                                         -----------   -----------   -----------    -----------    ------------
                                                               513         97,306       531,789               -         629,608
                                                         -----------   -----------   -----------    -----------    ------------
EXPENSES
Production expenses                                            177         38,558             -               -          38,735
Marketing, transportation, storage and terminalling              -             10       522,157               -         522,167
General and administrative                                   1,713          3,043         2,973               -           7,729
Depreciation, depletion and amortization                     6,115         14,696         1,126               -          21,937
Interest expense                                             7,764          5,962         3,560               -          17,286
Litigation settlement                                        4,000              -             -               -           4,000
                                                         -----------   -----------   -----------    -----------    ------------
                                                            19,769         62,269       529,816               -         611,854
                                                         -----------   -----------   -----------    -----------    ------------
Income (loss) before income taxes and extraordinary item   (19,256)        35,037         1,973               -          17,754
Income tax expense (benefit)
    Deferred                                                (8,618)         3,969           751               -          (3,898)
                                                         -----------   -----------   -----------    -----------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    (10,638)        31,068         1,222               -           21,652

EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt, net of tax benefit   (5,104)             -             -               -          (5,104)
                                                         -----------   -----------   -----------    -----------    ------------
NET INCOME (LOSS)                                         $(15,742)       $31,068      $  1,222               $        $ 16,548
                                                         ===========   ===========   ===========    ===========    ============


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)
YEAR ENDED DECEMBER 31, 1998


                                                                              GUARANTOR   NONGUARANTOR  INTERCOMPANY
                                                                 PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                              ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $  57,634    $    (398)    $  23,079    $(138,869)    $ (58,554)
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation, depletion, and amortization                         5,521       20,127         5,372            -        31,020
  Reduction in carrying costs of oil and
   natural gas properties                                           9,267       25,738             -      138,869       173,874
  Non-cash gain                                                   (70,037)           -             -            -       (70,037)
  Minority interest in income                                           -            -         1,809            -         1,809
  Deferred income tax                                             (20,855)      (9,237)      (13,490)           -       (43,582)
  Other non-cash items                                                 90            -             -            -            90
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable                                                 603       (4,242)       28,591            -        24,952
  Inventory                                                             8         (924)      (18,141)           -       (19,057)
  Pipeline linefill                                                     -            -        (3,904)           -        (3,904)
  Prepaids and other                                                 (328)         798        (1,338)           -          (868)
  Accounts payable and other current liabilities                    6,232      (10,782)        3,725        2,712         1,887
                                                                ---------    ---------     ---------    ---------     ---------
NET CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                             (11,865)      21,080        25,703        2,712        37,630
                                                                ---------    ---------     ---------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition of pipeline and related assets                  -            -      (394,026)           -      (394,026)
Payment for acquisition, exploration,
 and development costs                                                  -      (80,318)            -            -       (80,318)
Payment for crude oil pipeline, gathering
 and terminal assets                                                    -            -        (8,131)           -        (8,131)
Cash received from the sale of oil and
 natural gas properties                                                 -          131             -            -           131
Payment for additions to other property and other assets             (510)        (309)         (259)           -        (1,078)
                                                                ---------    ---------     ---------    ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                (510)     (80,496)     (402,416)           -      (483,422)
                                                                ---------    ---------     ---------    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                              (54,060)      59,347        (5,287)           -             -
Proceeds from long-term debt                                      239,260            -       331,300            -       570,560
Proceeds from short-term debt                                                        -        31,750            -        31,750
Proceeds from sale of capital stock, options and warrants             828            -             -            -           828
Proceeds from issuance of preferred stock                          85,000            -             -            -        85,000
Proceeds from issuance of common units                                               -       244,690            -       244,690
Distributions upon formation                                      241,690            -      (241,690)           -             -
Principal payments of long-term debt                             (384,260)           -       (39,300)           -      (423,560)
Principal payments of short-term debt                                                -       (40,000)           -       (40,000)
Capital contribution from Parent                                 (113,700)           -       113,700            -             -
Dividend to Parent                                                  3,557            -        (3,557)           -             -
Debt issue costs incurred in connection with acquisition           (6,138)           -             -            -        (6,138)
Debt issue and other costs incurred in connection
 with public offering                                                   -            -        (9,937)           -        (9,937)
Other                                                              (4,571)           -             -            -        (4,571)
                                                                ---------    ---------     ---------    ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           7,606       59,347       381,669            -       448,622
                                                                ---------    ---------     ---------    ---------     ---------
Net increase (decrease) in cash and cash equivalents               (4,769)         (69)        4,956        2,712         2,830
Cash and cash equivalents, beginning of period                      4,911          263         1,452       (2,912)        3,714
                                                                ---------    ---------     ---------    ---------     ---------
Cash and cash equivalents, end of period                        $     142    $     194     $   6,408    $    (200)    $   6,544
                                                                =========    =========     =========    =========     =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)
YEAR ENDED DECEMBER 31, 1997

                                                                              GUARANTOR   NONGUARANTOR  INTERCOMPANY
                                                                 PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                              ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $ (21,438)    $  33,530     $   2,167    $       -     $  14,259
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation, depletion, and amortization                        5,887        16,741         1,150            -        23,778
   Deferred income tax                                              5,328         1,450         1,197            -         7,975
   Other non-cash items                                                 -           221             -            -           221
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable                                               3,295        (3,451)       (9,362)           -        (9,518)
  Inventory                                                            (3)       (1,786)      (16,450)           -       (18,239)
  Prepaids and other                                                   10           209           (91)           -           128
  Accounts payable and other current liabilities                   (4,116)        6,051         9,343          425        11,703
                                                                ---------     ---------     ----------    --------      --------
NET CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                             (11,037)       52,965       (12,046)         425        30,307
                                                                ---------     ---------     ----------    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition, exploration,
 and development costs                                             (6,772)      (98,874)            -            -      (105,646)
Payment for crude oil pipeline, gathering and terminal assets                         -          (923)           -          (923)
Cash received from the sale of oil and natural gas properties       2,667             -             -            -         2,667
Payment for additions to other property and other assets             (430)       (3,184)         (118)           -        (3,732)
                                                                ---------     ---------     ----------    --------      --------
NET CASH USED IN INVESTING ACTIVITIES                              (4,535)     (102,058)       (1,041)           -      (107,634)
                                                                ---------     ---------     ----------    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                              (45,228)       49,638        (4,410)           -             -
Proceeds from long-term debt                                      266,905             -             -            -       266,905
Proceeds from short-term debt                                           -             -        39,000            -        39,000
Proceeds from sale of capital stock, options and warrants           1,104             -             -            -         1,104
Principal payments of long-term debt                             (206,500)         (511)            -            -      (207,011)
Principal payments of short-term debt                                   -             -       (21,000)           -       (21,000)
Other                                                                (474)            -             -            -          (474)
                                                                ---------     ---------     ----------    --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          15,807        49,127        13,590            -        78,524
                                                                ---------     ---------     ----------    --------      --------
Net increase in cash and cash equivalents                             235            34           503          425         1,197
Cash and cash equivalents, beginning of period                      4,676           229           949       (3,337)        2,517
                                                                ---------     ---------     ----------    --------      --------
Cash and cash equivalents, end of period                        $   4,911     $     263     $   1,452    $  (2,912)    $   3,714
                                                                =========     =========     =========    =========     =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)
YEAR ENDED DECEMBER 31, 1996

                                                                              GUARANTOR   NONGUARANTOR  INTERCOMPANY
                                                                 PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                              ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $ (15,742)    $  31,068     $   1,222    $       -     $  16,548
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation, depletion, and amortization                        6,115        14,696         1,126            -        21,937
   Loss on early extinguishment of debt, net of tax                 5,104             -             -            -         5,104
   Deferred income tax                                             (8,618)        3,969           751            -        (3,898)
   Other non-cash items                                               251             _             _            _           251
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable                                                (748)       (1,138)      (39,160)           -       (41,046)
  Inventory                                                           859          (743)          435            -           551
  Prepaids and other                                                  (11)          (92)           39            -           (64)
  Accounts payable and other current liabilities                    4,956          (293)       36,160       (1,198)       39,625
                                                                ---------     ---------     ---------     --------      --------
NET CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                              (7,834)       47,467           573       (1,198)       39,008
                                                                ---------     ---------     ---------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition, exploration,
 and development costs                                              1,688       (54,699)            -            -       (53,011)
Payment for crude oil pipeline, gathering and terminal assets           -             -        (1,850)           -        (1,850)
Cash received from the sale of oil and natural gas properties       3,066             -             -            -         3,066
Payment for additions to other property and other assets                -             -          (701)           -          (701)
                                                                ---------     ---------     ---------     --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 4,754       (54,699)       (2,551)           -       (52,496)
                                                                ---------     ---------     ---------     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                              (49,054)       46,414         2,640            -             -
Proceeds from long-term debt                                      263,723             -             -            -       263,723
Proceeds from common stock                                          1,785             -             -            -         1,785
Costs incurred to redeem long-term debt                            (6,468)            -             -            -        (6,468)
Principal payments of long-term debt                             (206,144)      (42,000)            -            -      (248,144)
Other                                                                 572          (896)         (696)           -        (1,020)
                                                                ---------     ---------     ---------     --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           4,414         3,518         1,944            -         9,876
                                                                ---------     ---------     ---------     --------      --------
Net increase (decrease) in cash and cash equivalents                1,334        (3,714)          (34)      (1,198)       (3,612)
Cash and cash equivalents, beginning of period                      3,342         3,943           983       (2,139)        6,129
                                                                ---------     ---------     ---------     --------      --------
Cash and cash equivalents, end of period                        $   4,676     $     229     $     949    $  (3,337)    $   2,517
                                                                =========     =========     =========    =========     =========

                                      F-38