Form 10-Q/A
period 1999-06-30
PLAINS RESOURCES INC
filed 1999-09-21
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                                 (713) 654-1414
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X   NO
                                          ---     ----

16,964,128 shares of common stock $0.10 par value, issued and outstanding at July 30, 1999.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets:
     June 30, 1999 and December 31, 1998.........................             3
   Consolidated Statements of Income:
     For the three and six months ended June 30, 1999 and 1998...             4
   Consolidated Statements of Cash Flows:
     For the six months ended June 30, 1999 and 1998.............             5
   Notes to Consolidated Financial Statements....................             6

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                              June 30,          December 31,
                                                1999                 1999
                                             ----------         ------------
                                            (unaudited)


             ASSETS

CURRENT ASSETS
Cash and cash equivalents                     $  13,058           $    6,544
Accounts receivable                             346,493              128,875
Inventory                                        60,510               42,520
Prepaid expenses and other                        4,984                1,527
                                             ----------           ----------
Total current assets                            425,045              179,466
                                             ----------           ----------
PROPERTY AND EQUIPMENT
Oil and natural gas properties -
 full cost method
    Subject to amortization                     627,746              596,203
    Not subject to amortization                  59,374               54,545
Crude oil pipeline, gathering and
  terminal assets                               513,226              378,254
Other property and equipment                     10,462                8,606
                                             ----------           ----------
                                              1,210,808            1,037,608
Less allowance for depreciation,
   depletion and amortization                  (389,833)            (375,882)
                                             ----------           ----------
                                                820,975              661,726
                                             ----------           ----------
OTHER ASSETS                                    153,505              133,075
                                             ----------           ----------
                                             $1,399,525           $  974,267
                                             ==========           ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other
  current liabilities                        $  397,530           $  170,985
Interest payable                                  7,800                7,950
Royalties payable                                 2,851                4,211
Notes payable and other obligations              23,161               10,261
                                             ----------           ----------
Total current liabilities                       431,342              193,407

BANK DEBT                                       117,300               52,000
BANK DEBT OF A SUBSIDIARY                       289,350              175,000
SUBORDINATED DEBT                               202,302              202,427
OTHER LONG-TERM DEBT                              2,556                2,556
OTHER LONG-TERM LIABILITIES                       7,289               13,967
                                             ----------           ----------
                                              1,050,139              639,357
                                             ----------           ----------
MINORITY INTEREST                               180,340              173,461
                                             ----------           ----------
SERIES E CUMULATIVE CONVERTIBLE PREFERRED
  STOCK, STATED AT LIQUIDATION PREFERENCE        92,655               88,487
                                             ----------           ----------
NON-REDEEMABLE PREFERRED STOCK, COMMON
  STOCK AND OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred
  Stock, $1.00 par value, 46,600 shares
  authorized, issued and outstanding, net
  of discount of $687,000 and $1,354,000,
  respectively                                   22,613               21,946
Common Stock, $.10 par value, 50,000,000
  shares authorized; issued and
  outstanding 16,927,474 and 16,881,938
  shares, respectively                            1,693                1,688
Additional paid-in capital                      125,139              124,679
Accumulated deficit                             (73,054)             (75,351)
                                             ----------           ----------
                                                 76,391               72,962
                                             ----------           ----------
                                             $1,399,525           $  974,267
                                             ==========           ==========

                See notes to consolidated financial statements

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (unaudited) (in thousands, except per share data)

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                       June 30,
                                                                 -----------------------------  ---------------------------
                                                                     1999            1998           1999          1998
                                                                 -------------   -------------  -------------  ------------
REVENUES
Oil and natural gas sales                                            $ 25,189        $ 25,547     $   46,331      $ 51,711
Marketing, transportation, storage and terminalling revenues          861,850         163,479      1,317,610       330,683
Interest and other income                                                 238             415            307           619
                                                                     --------        --------     ----------      --------
                                                                      887,277         189,441      1,364,248       383,013
                                                                     --------        --------     ----------      --------

EXPENSES
Production expenses                                                    12,100          12,835         23,663        25,673
Marketing, transportation, storage and terminalling expenses          835,984         158,283      1,272,380       321,483
General and administrative                                              7,655           2,437         11,717         4,813
Depreciation, depletion and amortization                                8,275           6,838         15,445        13,593
Interest expense                                                       10,764           6,757         19,517        12,866
                                                                     --------        --------     ----------      --------
                                                                      874,778         187,150      1,342,722       378,428
                                                                     --------        --------     ----------      --------
Income before income taxes and minority interest                       12,499           2,291         21,526         4,585
Minority interest                                                       5,016               -          9,836             -
                                                                     --------        --------     ----------      --------
Income before income taxes                                              7,483           2,291         11,690         4,585
Income tax expense:
  Current                                                                   -              19              -            22
  Deferred                                                              2,918             854          4,559         1,714
                                                                     --------        --------     ----------      --------

NET INCOME                                                              4,565           1,418          7,131         2,849
Less:  cumulative preferred stock dividends                             2,473             316          4,834           628
                                                                     --------        --------     ----------      --------

NET INCOME AVAILABLE TO
 COMMON STOCKHOLDERS                                                 $  2,092        $  1,102     $    2,297      $  2,221
                                                                     ========        ========     ==========      ========

Earnings per common share:

  Basic                                                              $   0.12        $   0.07     $     0.14      $   0.13
                                                                     ========        ========     ==========      ========
  Diluted                                                            $   0.11        $   0.06     $     0.13      $   0.12
                                                                     ========        ========     ==========      ========

                See notes to consolidated financial statements

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited) (in thousands)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                               -----------------------------
                                                                                                   1999           1998
                                                                                               -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                        $   7,131       $   2,849
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                                           15,445          13,593
  Minority interest in income of a subsidiary                                                         9,836               -
  Deferred income taxes                                                                               4,559           1,714
  Other non-cash items                                                                                  971             131
Change in assets and liabilities from operating activities:
  Accounts receivable                                                                               (69,163)          9,524
  Inventory                                                                                          (1,170)         (9,330)
  Prepaid expenses and other                                                                         (3,457)            197
  Purchase of pipeline linefill                                                                          (4)              -
  Accounts payable and other current liabilities                                                     63,178          (7,016)
  Interest payable                                                                                     (150)            499
  Royalties payable                                                                                  (1,360)           (354)
                                                                                                  ---------       ---------
Net cash provided by operating activities                                                            25,816          11,807
                                                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cost incurred in connection with acquisitions (see Note 3)                                         (141,971)              -
Payment for crude oil pipeline, gathering and terminal assets                                        (4,677)              -
Payment for acquisition, exploration and developments costs                                         (50,980)        (39,405)
Payment for additions to other property and assets                                                   (1,322)           (951)
                                                                                                  ---------       ---------
Net cash used in investing activities                                                              (198,950)        (40,356)
                                                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                                        308,021         119,560
Proceeds from short-term debt                                                                        24,150          17,900
Principal payments of long-term debt                                                               (127,721)        (63,560)
Principal payments of short-term debt                                                               (11,900)        (18,000)
Distribution to public Unitholders                                                                   (8,413)              -
Other                                                                                                (4,489)            519
                                                                                                  ---------       ---------
Net cash provided by financing activities                                                           179,648          56,419
                                                                                                  ---------       ---------
Net increase in cash and cash equivalents                                                             6,514          27,870
Cash and cash equivalents, beginning of period                                                        6,544           3,714
                                                                                                  ---------       ---------
Cash and cash equivalents, end of period                                                          $  13,058       $  31,584
                                                                                                  =========       =========

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

  The accompanying consolidated financial statements at June 30, 1999, and for the three and six months ended June 30, 1999, are unaudited and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC.

  All material adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. The results for the three and six months ended June 30, 1999, are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform to the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at June 30, 1999, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

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

NOTE 2 -- INVENTORY AND OTHER ASSETS

Inventory consists of the following:

                                      June 30,         December 31,
                                       1999               1998
                                      --------         ------------
                                              (in thousands)
            Crude oil                 $55,698            $37,702
            Materials and supplies      4,812              4,818
                                      -------            -------
                                      $60,510            $42,520
                                      =======            =======

Other assets consist of the following:

                                      June 30,         December 31,
                                       1999               1998
                                      --------         ------------
                                              (in thousands)
            Pipeline linefill         $ 70,572           $ 54,511
            Deferred tax asset          44,118             47,785
            Land                         8,853              8,853
            Debt issue costs            22,997             18,668
            Other                       13,968              8,245
                                      --------           --------
                                       160,508            138,062
            Accumulated amortization    (7,003)            (4,987)
                                      --------           --------
                                      $153,505           $133,075
                                      ========           ========

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

  The assets, liabilities and results of operations of Scurlock are included in the Consolidated Financial Statements of the Company effective May 1, 1999. The Scurlock Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16") as follows:

                                                        (in thousands)
Crude oil pipeline, gathering and terminal assets          $124,615
Other property and equipment                                  1,546
Pipeline linefill                                            16,057
Other assets (debt issue costs)                               3,100
Environmental accrual                                        (1,000)
Net working capital items                                    (3,090)
                                                           --------
Cash paid                                                  $141,228
                                                           ========

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

                                  Six Months Ended
                                      June 30,
                           -------------------------------
                                 1999            1998
                           ---------------  --------------
                                  (in thousands)

Revenues                      $2,409,209     $2,487,524
                              ==========     ==========
Net income                    $    9,631     $    4,641
                              ==========     ==========

Net income per share:
   Basic                      $     0.28     $     0.00
                              ==========     ==========
   Diluted                    $     0.26     $     0.00
                              ==========     ==========

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

NOTE 4 -- EARNINGS PER SHARE

  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share ("EPS") computations for income from continuing operations for the three and six months ended June 30, 1999, and 1998, as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                                 For the Three Months Ended June 30,
                                    --------------------------------------------------------------------
                                                   1999                               1998
                                    ---------------------------------- ---------------------------------
                                      Income       Shares      Per       Income      Shares      Per
                                     (Numera-     (Denomi-    Share     (Numera-    (Denomi-    Share
                                       tor)        nator)     Amount      tor)       nator)     Amount
                                    ------------ ----------- --------- ------------ ---------- ---------
                                                 (in thousands, except per share data)
Net income                              $ 4,565                            $ 1,418
Less:  preferred stock dividends         (2,473)                              (316)
                                        --------                           --------
Income available to common
stockholders                              2,092      16,914       $ 0.12     1,102     16,820       $ 0.07
                                                                  ======                            ======
Effect of dilutive securities:
Employee stock options                        -       1,137                      -      1,151
Warrants                                      -         545                      -        579
                                        -------     -------                -------    -------
Income available to common
stockholders assuming dilution          $ 2,092      18,596       $ 0.11   $ 1,102     18,550       $ 0.06
                                        =======     =======       ======   =======    =======       ======


                                                     For the Six Months Ended June 30,
                                    --------------------------------------------------------------------
                                                   1999                               1998
                                    ---------------------------------- ---------------------------------
                                      Income       Shares      Per       Income      Shares      Per
                                     (Numera-     (Denomi-    Share     (Numera-    (Denomi-    Share
                                       tor)        nator)     Amount      tor)       nator)     Amount
                                    ------------ ----------- --------- ------------ ---------- ---------
                                                 (in thousands, except per share data)
Net income                              $ 7,131                            $ 2,849
Less:  preferred stock dividends         (4,834)                              (628)
                                        -------                            --------
Income available to common
stockholders                              2,297      16,902       $ 0.14     2,221     16,772       $ 0.13
                                                                  ======                            ======
Effect of dilutive securities:
Employee stock options                        -         882                      -      1,090
Warrants                                      -         470                      -        549
                                        -------     -------                -------    -------
Income available to common
 stockholders assuming dilution         $ 2,297      18,254       $ 0.13   $ 2,221     18,411       $ 0.12
                                        =======     =======       ======   =======    =======       ======

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

NOTE 5 - Operating Segments

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


(in thousands)                                  Upstream       Midstream        Corporate        Total
--------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30, 1999
Revenues:
    External Customers                        $   25,189      $  861,850      $        -      $  887,039
    Intersegment (a)                                   -             347               -             347
    Other income                                      48             190               -             238
                                              ----------      ----------      ----------      ----------
      Total revenues of reportable segments   $   25,237      $  862,387      $        -      $  887,624
                                              ==========      ==========      ==========      ==========
Segment gross margin (b)                      $   13,089      $   25,866      $        -      $   38,955
Segment gross profit (c)                          11,716          20,097            (513)         31,300
Segment income (loss) before income taxes
    and minority interest                          1,512          11,726            (739)         12,499
--------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30, 1998
Revenues:
    External Customers                        $   25,547      $  163,479      $        -      $  189,026
    Intersegment (a)                                   -             308               -             308
    Other income                                      12             403               -             415
                                              ----------      ----------      ----------      ----------
      Total revenues of reportable segments   $   25,559      $  164,190      $        -      $  189,749
                                              ==========      ==========      ==========      ==========
Segment gross margin (b)                      $   12,712      $    5,196      $        -      $   17,908
Segment gross profit (c)                          11,330           4,141               -          15,471
Segment income (loss) before income taxes
    and minority interest                           (602)          2,893               -           2,291
--------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 1999
Revenues:
    External Customers                        $   46,331      $1,317,610      $        -      $1,363,941
    Intersegment (a)                                   -             674               -             674
    Other income                                      20             287               -             307
                                              ----------      ----------      ----------      ----------
      Total revenues of reportable segments   $   46,351      $1,318,571      $        -      $1,364,922
                                              ==========      ==========      ==========      ==========
Segment gross margin (b)                      $   22,668      $   45,230      $        -      $   67,898
Segment gross profit (c)                          19,685          37,009            (513)         56,181
Segment income (loss) before income taxes
    and minority interest                           (447)         22,712            (739)         21,526
--------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 1998
Revenues:
    External Customers                        $   51,711      $  330,683      $        -      $  382,394
    Intersegment (a)                                   -             565               -             565
    Other income                                      39             580               -             619
                                              ----------      ----------      ----------      ----------
      Total revenues of reportable segments   $   51,750      $  331,828      $        -      $  383,578
                                              ==========      ==========      ==========      ==========
Segment gross margin (b)                      $   26,038      $    9,200      $        -      $   35,238
Segment gross profit (c)                          23,266           7,159               -          30,425
Segment income (loss) before income taxes
    and minority interest                           (301)          4,886               -           4,585
--------------------------------------------------------------------------------------------------------
(a) Intersegment revenues and transfers were conducted on an arm's-length basis.
(b) Gross margin is calculated as operating revenues less operating expenses.
(c) Gross profit is calculated as operating revenues less operating and general and administrative expenses.


NOTE 6 -- CONSOLIDATING FINANCIAL STATEMENTS

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

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited) (in thousands)
JUNE 30, 1999


                                                             Guarantor     Nonguarantor    Intercompany
                                                 Parent     Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                               ---------   -------------  --------------   ------------    ------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                       $    1,965      $    290      $   12,451       $  (1,648)     $   13,058
Accounts receivable                                     65         3,027         343,401               -         346,493
Inventory                                                -         4,803          55,707               -          60,510
Prepaid expenses and other                           1,940           933           2,111               -           4,984
                                                 ---------      --------      ----------       ---------      ----------
Total current assets                                 3,970         9,053         413,670          (1,648)        425,045
                                                 ---------      --------      ----------       ---------      ----------

PROPERTY AND EQUIPMENT                             237,232       458,141         515,435               -       1,210,808

Less allowance for depreciation,
 depletion and amortization                       (229,386)      (98,629)         (6,432)        (55,386)       (389,833)
                                                 ---------      --------      ----------       ---------      ----------
                                                     7,846       359,512         509,003         (55,386)        820,975
                                                 ---------      --------      ----------       ---------      ----------

INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES                            301,459      (209,540)        (14,492)        (77,427)              -
OTHER ASSETS                                        44,745         8,176         100,584               -         153,505
                                                 ---------      --------      ----------       ---------      ----------
                                                 $ 358,020      $167,201      $1,008,765       $(134,461)     $1,399,525
                                                 =========      ========      ==========       =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and other current liabilities    $ 15,438      $ 22,172      $  372,242        $ (1,671)      $ 408,181
Notes payable and other current obligations              -           511          22,650               -          23,161
                                                 ---------     ---------      ----------       ---------      ----------
Total current liabilities                           15,438        22,683         394,892          (1,671)        431,342

BANK DEBT                                          117,300             -               -               -         117,300
BANK DEBT OF A SUBSIDIARY                                -             -         289,350               -         289,350
SUBORDINATED DEBT                                  202,302             -               -               -         202,302
OTHER LONG-TERM DEBT                                     -         2,556               -               -           2,556
OTHER LONG-TERM LIABILITIES                          5,381           644           1,264               -           7,289
                                                 ---------     ---------      ----------       ---------      ----------
                                                   340,421        25,883         685,506          (1,671)      1,050,139
                                                 ---------     ---------      ----------       ---------      ----------

MINORITY INTEREST                                  (70,037)            -         250,377               -         180,340
                                                 ---------     ---------      ----------       ---------      ----------

SERIES E CUMULATIVE CONVERTIBLE
  PREFERRED STOCK, STATED AT
  LIQUIDATION PREFERENCE                            92,655             -               -               -          92,655
                                                 ---------     ---------      ----------       ---------      ----------
NON-REDEEMABLE PREFERRED STOCK,
  COMMON STOCK AND
  OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock     22,613             -               -               -          22,613
Common Stock                                         1,693            77               -             (77)          1,693
Additional paid-in capital                         125,139         3,957          63,590         (67,547)        125,139
Retained earnings (accumulated deficit)           (154,464)      137,284           9,292         (65,166)        (73,054)
                                                 ---------     ---------      ----------       ---------      ----------
                                                    (5,019)      141,318          72,882        (132,790)         76,391
                                                 ---------     ---------      ----------       ---------      ----------
                                                 $ 358,020     $ 167,201      $1,008,765       $(134,461)     $1,399,525
                                                 =========     =========      ==========       =========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (IN THOUSANDS)
DECEMBER 31, 1998

                                                                  GUARANTOR          NONGUARANTOR     INTERCOMPANY
                                                   PARENT        SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   ------        ------------        ------------     ------------     -----------
ASSETS

CURRENTS ASSETS

Cash and cash equivalents                        $    142        $     194            $   6,408       $    (200)        $   6,544
Accounts receivable                                   276            8,549              120,050               -           128,875
Inventory                                               -            4,809               37,711               -            42,520
Prepaid expenses and other                            561              361                  605               -             1,527
                                                ---------        ---------            ---------       ---------         ---------
Total current assets                                  979           13,913              164,774            (200)          179,466
                                                ---------        ---------            ---------       ---------         ---------
PROPERTY AND EQUIPMENT                            234,127          424,646              378,835               -         1,037,608

Less allowance for depreciation,
 depletion and amortization                      (228,579)         (91,118)                (799)        (55,386)         (375,882)
                                                ---------        ---------            ---------       ---------         ---------
                                                    5,548          333,528              378,036         (55,386)          661,726
                                                ---------        ---------            ---------       ---------         ---------

INVESTMENTS IN SUBSIDIARIES AND
 INTERCOMPANY ADVANCES                            246,581         (179,716)              (2,847)        (64,018)                -
OTHER ASSETS                                       47,391            8,177               77,507               -           133,075
                                                ---------        ---------            ---------       ----------        ---------
                                                $ 300,499        $ 175,902            $ 617,470       $(119,604)        $ 974,267
                                                =========        =========            =========       =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities  $  18,425        $  26,207            $ 138,714        $   (200)        $ 183,146
Notes payable and other current obligations             -              511                9,750               -            10,261
                                                ---------        ---------            ---------        ---------        ---------
Total current liabilities                          18,425           26,718              148,464            (200)          193,407

BANK DEBT                                          52,000                -                    -               -            52,000
BANK DEBT OF A SUBSIDIARY                               -                -              175,000               -           175,000
SUBORDINATED DEBT                                 202,427                -                    -               -           202,427
OTHER LONG-TERM DEBT                                    -            2,556                    -               -             2,556
OTHER LONG-TERM LIABILITIES                         5,743            8,179                   45               -            13,967
                                                ---------        ---------            ---------       ---------         ---------
                                                  278,595           37,453              323,509            (200)          639,357
                                                ---------        ---------            ---------       ---------         ---------
MINORITY INTEREST                                 (70,037)               -              243,498               -           173,461
                                                ---------        ---------            ---------       ---------         ---------
SERIES E CUMULATIVE CONVERTIBLE
 PREFERRED STOCK, STATED AT
 LIQUIDATION PREFERENCE                            88,487                -                    -               -            88,487
                                                ---------        ---------            ---------       ---------         ---------
NON-REDEEMABLE PREFERRED STOCK,
 COMMON STOCK AND
 OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock    21,946                -                    -               -            21,946
Common Stock                                        1,688               77                    -             (77)            1,688
Additional paid-in capital                        124,679            3,954               38,727         (42,681)          124,679
Retained earnings (accumulated deficit)          (144,859)         134,418               11,736         (76,646)          (75,351)
                                                ---------        ---------            ---------       ---------         ---------
                                                    3,454          138,449               50,463        (119,404)           72,962
                                                ---------        ---------            ---------       ---------         ---------
                                                $ 300,499        $ 175,902            $ 617,470       $(119,604)        $ 974,267
                                                =========        =========            =========       =========         =========

                                 Page 13 of 18

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
SIX MONTHS ENDED JUNE 30, 1999

                                                                 Guarantor     Nonguarantor   Intercompany
                                                      Parent    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                    ----------- ------------   ------------   ------------  -------------
REVENUES
Oil and natural gas sales                              $     -       $45,657      $        -       $ 674      $   46,331
Marketing, transportation, storage and terminalling          -             -       1,318,284        (674)      1,317,610
Interest and other income                                   (3)           22             288           -             307
                                                       -------       -------      ----------      ------      ----------
                                                            (3)       45,679       1,318,572           -       1,364,248
                                                       -------       -------      ----------      ------      ----------

EXPENSES
Production expenses                                          -        23,663               -           -           23,663
Marketing, transportation, storage and terminalling          -             -       1,272,380           -        1,272,380
General and administrative                                 888         2,596           8,233           -           11,717
Depreciation, depletion and amortization                 1,260         7,514           6,671           -           15,445
Interest expense                                         2,613         8,991           7,913           -           19,517
                                                       -------       -------      ----------      ------       ----------
                                                         4,761        42,764       1,295,197           -        1,342,722
                                                       -------       -------      ----------      ------       ----------
Income (loss) before income taxes and minority
Income (loss) before income taxes
 and minority interest                                  (4,764)        2,915          23,375           -           21,526
Minority interest                                            -             -           9,836           -            9,836
                                                       -------       -------      ----------       ------      ----------
Income (loss) before income taxes                       (4,764)        2,915          13,539           -           11,690
Income tax expense (benefit)
  Current                                               (3,156)            -           3,156           -                -
  Deferred                                               3,012            50           1,497           -            4,559
                                                       -------       -------      ----------      ------       ----------
NET INCOME (LOSS)                                       (4,620)        2,865           8,886           -            7,131
Less:  cumulative preferred stock dividends              4,834             -               -           -            4,834
                                                       -------       -------     -----------      ------       ----------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                             $(9,454)      $ 2,865     $     8,886      $    -       $    2,297
                                                       =======       =======     ===========      ======       ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
SIX MONTHS ENDED JUNE 30, 1998

                                                                         Guarantor   Nonguarantor   Intercompany
                                                             Parent     Subsidiaries Subsidiaries   Eliminations  Consolidated
                                                             ------     ------------ ------------   ------------  ------------
REVENUES
Oil and natural gas sales                                    $       1      $ 51,710      $      -       $ -         $  51,711
Marketing, transportation, storage and terminalling                  -             -       330,683         -           330,683
Interest and other income                                            2            36           581         -               619
                                                             ---------       -------      --------       ---          --------
                                                                     3        51,746       331,264         -           383,013
                                                             ---------       -------      --------       ---          --------

EXPENSES
Production expenses                                                  -        25,673             -         -            25,673
Marketing, transportation, storage and terminalling                  -             -       321,483         -           321,483
General and administrative                                       1,902           870         2,041         -             4,813
Depreciation, depletion and amortization                         2,733        10,239           621         -            13,593
Interest expense                                                 4,065         5,344         3,457         -            12,866
                                                              --------       -------      --------       ---          --------
                                                                 8,700        42,126       327,602         -           378,428
                                                              --------       -------      --------       ---          --------
Income (loss) before income taxes and minority interest         (8,697)        9,620         3,662         -             4,585
Minority interest                                                    -             -             -         -                 -
                                                              --------       -------      --------       ---          --------
Income (loss) before income taxes                               (8,697)        9,620         3,662         -             4,585
Income tax expense (benefit)
  Current                                                       (2,326)           (3)        2,351         -                22
  Deferred                                                      10,835        (9,044)          (77)        -             1,714
                                                              --------       -------      --------       ---          --------
NET INCOME (LOSS)                                              (17,206)       18,667         1,388         -             2,849
Less:  cumulative preferred stock dividends                        628             -             -         -               628
                                                              --------       -------      --------       ---          --------
NET INCOME (LOSS) AVAILABLE TO COMMON
  STOCKHOLDERS                                                $(17,834)      $18,667      $  1,388       $ -          $  2,221
                                                              ========       =======      ========       ===          ========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) SIX MONTHS ENDED JUNE 30, 1999

                                                                Guarantor    Nonguarantor   Intercompany
                                                   Parent      Subsidiaries  Subsidiaries   Eliminations     Consolidated
                                                -------------- ------------- ------------- ---------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                                   $  (4,620)     $  2,865     $   8,886       $     -         $   7,131
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion, and amortization             1,260         7,514         6,671             -            15,445
  Minority interest in income                               -             -         9,836             -             9,836
  Deferred income tax                                   3,012            50         1,497             -             4,559
  Other non-cash items                                    789             -           182             -               971
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable                                     211         5,414       (74,788)            -           (69,163)
  Inventory                                                 -             6        (1,176)            -            (1,170)
  Pipeline linefill                                         -             -            (4)            -                (4)
  Prepaids and other                                   (1,379)       (3,044)          966             -            (3,457)
  Accounts payable and other current liabilities       (2,987)        5,870        60,233        (1,448)           61,668
                                                    ---------      --------     ---------       -------         ---------
NET CASH FLOWS PROVIDED BY
(USED IN) OPERATING ACTIVITIES                         (3,714)       18,675        12,303        (1,448)           25,816
                                                    ---------      --------     ---------       -------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for acquisition of midstream assets                 -             -      (141,971)            -          (141,971)
Payment for acquisition, exploration,
 and development costs                                 (3,021)      (47,959)            -             -           (50,980)
Payment for crude oil pipeline, gathering
 and terminal assets                                        -             -        (4,677)            -            (4,677)
Payment for additions to other property
 and other assets                                         (90)       (1,074)         (158)            -            (1,322)
                                                    ---------      --------     ---------       -------         ---------
NET CASH USED IN INVESTING ACTIVITIES                  (3,111)      (49,033)     (146,806)            -          (198,950)
                                                    ---------      --------     ---------       -------         ---------

CASH FLOWS FROM FINANCING
ACTIVITIES
Advances/investments with affiliates                  (42,018)       30,454        11,564             -                 -
(Payment) proceeds from issuance of
 Class B Common Units                                 (25,000)            -        25,000             -                 -
Proceeds from long-term debt                          120,400             -       187,621             -           308,021
Proceeds from short-term debt                               -             -        24,150             -            24,150
Principal payments of long-term debt                  (55,100)            -       (72,621)            -          (127,721)
Principal payments of short-term debt                       -             -       (11,900)            -           (11,900)
Distribution to public Unitholders                     11,328             -       (19,741)            -            (8,413)
Other                                                    (962)            -        (3,527)            -            (4,489)
                                                    ---------      --------     ---------       -------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               8,648        30,454       140,546             -           179,648
                                                    ---------      --------     ---------       -------         ---------
Net increase (decrease) in cash and cash equivalents    1,823            96         6,043        (1,448)            6,514
Cash and cash equivalents, beginning of period            142           194         6,408          (200)            6,544
                                                    ---------      --------     ---------       -------         ---------
Cash and cash equivalents, end of period            $   1,965      $    290     $  12,451       $(1,648)        $  13,058
                                                    =========      ========     =========       =======         =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited) (in thousands) SIX MONTHS ENDED JUNE 30, 1998

                                                                       Guarantor     Nonguarantor    Intercompany
                                                            Parent    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                           --------  -------------  --------------- --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $  (17,206)    $   18,667    $    1,388      $        -      $    2,849
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation, depletion, and amortization               2,733         10,239           621               -          13,593
     Deferred income tax                                    10,835         (9,044)          (77)              -           1,714
     Other non-cash items                                      131              -             -               -             131
Change in assets and liabilities resulting from
   operating activities:
      Accounts receivable                                      303            681         8,540               -           9,524
      Inventory                                                  -           (264)       (9,066)              -          (9,330)
      Prepaids and other                                      (190)           265           122               -             197
      Account payable and other current liabilities           (528)        (1,040)       (5,072)           (231)         (6,871)
                                                         ----------      ---------     ----------     ----------      ----------
NET CASH FLOWS PROVIDED BY
   (USED IN) OPERATING ACTIVITIES                           (3,922)        19,504        (3,544)           (231)         11,807
                                                         ----------      ---------     ----------     ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition, exploration,
   and development costs                                    (3,060)       (36,345)            -               -         (39,405)
Payment for additions to other property
   and other assets                                              -           (496)         (455)                           (951)
Additions to other assets                                        -             52           (52)              -               -
                                                         ----------     ----------     ----------     ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                        (3,060)       (36,789)         (507)              -         (40,356)
                                                         ----------     ----------     ----------     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                       (24,162)        17,279         6,883               -               -
Proceeds from long-term debt                               119,560              -             -               -         119,560
Proceeds from short-term debt                                    -              -        17,900               -          17,900
Principal payment of long-term debt                        (63,560)             -             -               -         (63,560)
Principal payments of short-term debt                            -              -       (18,000)              -         (18,000)
Capital contribution from Parent                           (28,701)             -        28,701               -
Other                                                          519              -             -               -             519
                                                        ----------      ----------    ----------      ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    3,656         17,279        35,484               -          56,419
                                                        ----------      ----------    ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents        (3,326)            (6)       31,433            (231)         27,870
Cash and cash equivalents, beginning of period               4,911            263         1,452          (2,912)          3,714
                                                        ----------      ----------    ----------      ----------      ----------
Cash and cash equivalents, end of period                $    1,585      $     257     $  32,885       $  (3,143)      $  31,584
                                                        ==========      ==========    ==========      ==========      ==========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                             PLAINS RESOURCES INC.



Date: September 21, 1999     By:  /s/  Cynthia A. Feeback
                                  -----------------------
                                Cynthia A. Feeback, Vice President -- Accounting and Assistant Treasurer
                                (Principal Accounting Officer)