Form 10-Q
period 1999-09-30
PLAINS RESOURCES INC
filed 1999-11-15
CIK 350426

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

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

                                 (713) 654-1414
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   ------

17,917,036 shares of common stock $0.10 par value, issued and outstanding at November 5, 1999.

================================================================================

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                      Page
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
  September 30, 1999 and December 31,1998...........................    3
Consolidated Statements of Income:
  For the three and nine months ended September 30, 1999 and 1998... 4 Consolidated Statements of Cash Flows:
  For the nine months ended September 30, 1999 and 1998.............    5
Notes to Consolidated Financial Statements..........................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS................................   19

PART II. OTHER INFORMATION..........................................   34

                        PLAINS RESOURCES INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)

                                                                                         September 30,      December 31,
                                                                                             1999               1998
                                                                                        ----------------   ----------------
                                                                                          (unaudited)

                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                   $     3,872         $    6,544
Accounts receivable                                                                             432,547            128,875
Inventory                                                                                        96,793             42,520
Prepaid expenses and other                                                                        5,986              1,527
                                                                                            -----------         ----------
Total current assets                                                                            539,198            179,466
                                                                                            -----------         ----------

PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method
 Subject to amortization                                                                        646,170            596,203
 Not subject to amortization                                                                     61,152             54,545
Crude oil pipeline, gathering and terminal assets                                               555,332            378,254
Other property and equipment                                                                     10,585              8,606
                                                                                            -----------         ----------
                                                                                              1,273,239          1,037,608
Less allowance for depreciation, depletion and amortization                                    (399,205)          (375,882)
                                                                                            -----------         ----------
                                                                                                874,034            661,726
                                                                                            -----------         ----------
OTHER ASSETS                                                                                    143,502            133,075
                                                                                            -----------         ----------
                                                                                            $ 1,556,734         $  974,267
                                                                                            ===========         ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                              $   487,209         $  170,985
Interest payable                                                                                  5,047              7,950
Royalties payable                                                                                 4,175              4,211
Notes payable and other current obligations                                                      31,411             10,261
                                                                                            -----------         ----------
Total current liabilities                                                                       527,842            193,407
BANK DEBT                                                                                        50,100             52,000
BANK DEBT OF A SUBSIDIARY                                                                       323,200            175,000
SUBORDINATED DEBT                                                                               277,988            202,427
OTHER LONG-TERM DEBT                                                                              2,044              2,556
OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                                 18,533             13,967
                                                                                            -----------         ----------
                                                                                              1,199,707            639,357
                                                                                            -----------         ----------
MINORITY INTEREST                                                                               179,659            173,461
                                                                                            -----------         ----------
SERIES E CUMULATIVE CONVERTIBLE PREFERRED STOCK,
 STATED AT LIQUIDATION PREFERENCE                                                                88,813             88,487
                                                                                            -----------         ----------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
   AND OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock, $1.00 par value, 46,600 shares authorized, issued and outstanding, net of discount of $346,000 and
  $1,354,000, respectively                                                                       22,954             21,946
Common Stock, $0.10 par value, 50,000,000 shares authorized;
 issued and outstanding 17,900,891 and 16,881,938 shares, respectively                            1,790              1,688
Additional paid-in capital                                                                      132,308            124,679
Accumulated deficit                                                                             (68,497)           (75,351)
                                                                                            -----------         ----------
                                                                                                 88,555             72,962
                                                                                            -----------         ----------
                                                                                            $ 1,556,734         $  974,267
                                                                                            ===========         ==========

                    See notes to consolidated financial statements

               PLAINS RESOURCES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
          (unaudited) (in thousands, except per share data)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                      ----------------------------  ----------------------------
                                                                          1999           1998           1999           1998
                                                                      -------------   ------------  -------------   ------------
REVENUES
Oil and natural gas sales                                               $   34,654       $ 26,008     $   80,985       $ 77,719
Marketing, transportation, storage and terminalling revenues             1,260,420        367,591     $2,578,030        698,274
Interest and other income                                                      359            120            666            739
                                                                        -----------      ---------    -----------      ---------
                                                                         1,295,433        393,719      2,659,681        776,732
                                                                        -----------      ---------    -----------      ---------
EXPENSES
Production expenses                                                         16,326         12,931         39,989         38,604
Marketing, transportation, storage and terminalling expenses             1,228,505        353,677      2,500,885        675,160
General and administrative                                                   8,898          2,883         20,615          7,696
Noncash compensation expense                                                 1,947              -          1,947              -
Depreciation, depletion and amortization                                    10,108          8,352         25,553         21,945
Interest expense                                                            13,151         11,519         32,668         24,385
                                                                        -----------      ---------    -----------      ---------
                                                                         1,278,935        389,362      2,621,657        767,790
                                                                        -----------      ---------    -----------      ---------
Income before income taxes and minority interest                            16,498          4,357         38,024          8,942
Minority interest                                                            4,940              -         14,776              -
                                                                        -----------      ---------    -----------      ---------
Income before income taxes                                                  11,558          4,357         23,248          8,942
Income tax expense (benefit):
 Current                                                                         -            (11)             -             11
 Deferred                                                                    4,508            743          9,067          2,457
                                                                        -----------      ---------    -----------      ---------

NET INCOME                                                                   7,050          3,625         14,181          6,474
Less:  cumulative preferred stock dividends                                  2,493          1,733          7,327          2,361
                                                                        -----------      ---------    -----------      ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                             $    4,557       $  1,892     $    6,854       $  4,113
                                                                        ===========      =========    ===========      =========
Earnings per common share:

 Basic                                                                  $     0.26       $   0.11     $     0.40       $   0.24
                                                                        ===========      =========    ===========      =========
 Diluted                                                                $   $ 0.24       $   0.10     $     0.37       $   0.22
                                                                        +==========      =========    ===========      =========



           See notes to consolidated financial statements

                            PLAINS RESOURCES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited) (in thousands)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                               -----------------------------
                                                                                                   1999             1998
                                                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $    14,181       $     6,474
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                                           25,553           21,945
  Minority interest in income of a subsidiary                                                        14,776                -
  Deferred income taxes                                                                               9,067             2,457
  Noncash compensation expense                                                                        1,947                -
  Other non-cash items                                                                                1,221               72
Change in assets and liabilities from operating activities:
  Accounts receivable                                                                              (155,102)          38,271
  Inventory                                                                                         (37,453)          (3,685)
  Prepaid expenses and other                                                                         (4,459)            (893)
  Pipeline linefill                                                                                      (3)          (1,872)
  Accounts payable and other current liabilities                                                    129,994          (26,753)
  Interest payable                                                                                   (2,593)             174
  Royalties payable                                                                                     (36)            (677)
  Deferred gain on termination of interest rate swap                                                 10,873                -
                                                                                               ------------      -----------
Net cash provided by operating activities                                                             7,966           35,513
                                                                                               ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Payments for midstream acquisitions (see Note 3)                                                   (173,070)        (393,891)
Payments for crude oil pipeline, gathering and terminal assets                                       (7,785)          (3,398)
Payments for acquisition, exploration and developments costs                                        (57,692)         (62,674)
Payments for additions to other property and other assets                                              (469)          (2,365)
                                                                                               ------------      -----------
Net cash used in investing activities                                                              (239,016)        (462,328)
                                                                                               ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                                        508,321          471,160
Proceeds from short-term debt                                                                        42,150           28,800
Proceeds from issuance of preferred stock                                                                 -           85,000
Proceeds from warrant exercise                                                                        4,500                -
Principal payments of long-term debt                                                               (286,132)        (111,660)
Principal payments of short-term debt                                                               (21,650)         (35,300)
Debt issue costs                                                                                     (4,652)          (6,138)
Distributions to unitholders                                                                        (14,465)               -
Other                                                                                                   306             (874)
                                                                                               ------------      -----------
Net cash provided by financing activities                                                           228,378          430,988
                                                                                               ------------      -----------
Net (decrease) increase in cash and cash equivalents                                                 (2,672)           4,173
Cash and cash equivalents, beginning of period                                                        6,544            3,714
                                                                                               ------------      -----------
Cash and cash equivalents, end of period                                                       $      3,872      $     7,887
                                                                                               ============      ===========


                        See notes to consolidated financial statements

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of Plains Resources Inc. (the "Company"), its wholly-owned subsidiaries and Plains All American Pipeline, L.P. ("PAA") in which the Company has an approximate 54% ownership interest. The operations of PAA are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. ("Plains Scurlock"). Plains All American Inc. ("PAAI"), a wholly owned subsidiary of the Company, is the general partner ("General Partner") of PAA.

  The accompanying consolidated financial statements at September 30, 1999 and for three and nine months ended September 30, 1999 are unaudited and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1998, filed with the SEC.

  All material adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to the prior year to conform to the current year presentation. The Company evaluates the capitalized costs of its oil and natural gas properties on an ongoing basis and has utilized the most recently available information to estimate its reserves at September 30, 1999, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is required to adopt this statement beginning in 2001. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position.

NOTE 2 - INVENTORY AND OTHER ASSETS

Inventory consists of the following:


                                     September 30,        December 31,
                                         1999                1998
                                     -------------        ------------
                                              (in thousands)
             Crude oil                  $92,191             $37,702
             Materials and supplies       4,602               4,818
                                        -------             -------
                                        $96,793             $42,520
                                        =======             =======

Other assets consist of the following:


                                     September 30,        December 31,
                                         1999                1998
                                     -------------        ------------
                                              (in thousands)
             Pipeline linefill         $ 70,572             $ 54,511
             Deferred tax asset          39,648               47,785
             Land                         8,853                8,853
             Debt issue costs            22,149               18,668
             Other                       10,623                8,245
                                       --------             --------
                                        151,845              138,062
             Accumulated amortization    (8,343)              (4,987)
                                       --------             --------
                                       $143,502             $133,075
                                       ========             ========

NOTE 3 - ACQUISITIONS

Scurlock Acquisition

  On May 12, 1999, Plains Scurlock, a limited partnership of which PAAI is the general partner and Plains Marketing, L.P. is the limited partner, completed the acquisition of Scurlock Permian LLC ("Scurlock") and certain other pipeline assets (the "Scurlock Acquisition") from Marathon Ashland Petroleum LLC ("MAP"). Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $142 million.

  Scurlock, previously a wholly owned subsidiary of MAP, is engaged in crude oil transportation, gathering and marketing, operating in 14 states with approximately 2,300 miles of active pipelines, numerous storage terminals and a fleet of more than 250 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also included approximately one million barrels of crude oil linefill.

  Financing for the Scurlock Acquisition was provided through (i) borrowings of approximately $92 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A. (the "Plains Scurlock Credit Facility"), (ii) the sale to the General Partner of 1.3 million Class B Common Units ("Class B Units") of PAA at $19.125 per unit, the price equal to the market value of PAA's common units ("Common Units") on May 12, 1999, for a total cash consideration of $25 million and (iii) a $25 million draw under PAA's existing revolving credit agreement. The funds for the purchase of the Class B Units by the General Partner were provided through a capital contribution by the Company, which was financed by the Company's revolving credit facility (the "Revolving Credit Facility").

  The Plains Scurlock Credit Facility consists of (i) a five-year $126.6 million term loan and (ii) a three-year $35 million revolving credit facility. The Plains Scurlock Credit Facility is nonrecourse to PAA, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by the assets acquired. Borrowings under the term loan bear interest at the London Interbank Offering Rate ("LIBOR") plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to one-half of one percent per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity of May 2004. In addition, Plains Scurlock has interest rate swap and collar arrangements for an aggregate notional principal amount of $90 million. As of September 30, 1999, letters of credit of approximately $14.0 million were outstanding under the revolver and borrowings of $126.6 and $8.0 million were outstanding under the term loan and revolver, respectively. The term loan was reduced to $82.6 million in connection with PAA's October 1999 public unit offering (See Note 8).

  The Class B Units are initially pari passu with Common Units with respect to distributions, and after November 12, 1999 are convertible into Common Units upon approval of a majority of Common Unitholders. After November 12, 1999, the Class B Unitholder may request that PAA call a meeting of Common Unitholders to consider approval of the conversion of Class B Units into Common Units. If the approval of such conversion by the Common Unitholders is not obtained within 120 days of such request (the "Initial Approval Period"), the Class B Unitholders will be entitled to receive distributions, on a per Unit basis, equal to 110% of the amount of distributions paid on a Common Unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the Initial Approval Period. Except for the vote to approve the conversion, Class B Units have the same voting rights as the Common Units.

  The assets, liabilities and results of operations of Scurlock are included in the Consolidated Financial Statements of the Company effective May 1, 1999. The Scurlock Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16") as follows:

                                                            (in thousands)
       Crude oil pipeline, gathering and terminal assets       $125,067
       Other property and equipment                               1,546
       Pipeline linefill                                         16,057
       Other assets (debt issue costs)                            3,100
       Environmental accrual                                     (1,000)
       Net working capital items                                 (3,090)
                                                               --------
       Cash paid                                               $141,680
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

West Texas Gathering System Acquisition

  On July 15, 1999, Plains Scurlock completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36 million including transaction costs. The total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines and approximately 2.9 million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the amounts paid at closing was provided by a draw under the term loan portion of the Plains Scurlock Credit Facility.

Pro Forma Results for the Scurlock Acquisition and All American Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income per share as if the Scurlock Acquisition, which was effective May 1, 1999, and the acquisition of the All American Pipeline and Celeron Gathering System (the "All American Acquisition"), which was effective July 30, 1998, had both occurred on January 1, 1998.

                                               Nine Months Ended
                                                 September 30,
                                           -----------------------
                                              1999         1998
                                           ----------   ----------
                                                (in thousands)
             Revenues                      $3,042,556   $2,186,291
                                           ==========   ==========
             Net income                    $   16,315   $    7,662
                                           ==========   ==========
             Net income per share:
               Basic                       $     0.53   $     0.04
                                           ==========   ==========
               Diluted                     $     0.49   $     0.04
                                           ==========   ==========

Point Arguello Acquisition

  On July 1, 1999, Arguello Inc., a wholly owned subsidiary of the Company, acquired Chevron's interests in Point Arguello. The interests acquired include Chevron's 26% working interest in the Point Arguello Unit and associated onshore processing facilities, Chevron's right to participate in surrounding leases and certain fee acreage onshore. The acquisition, which was funded from the Company's working capital, has an effective date of July 1, 1999. Chevron retained the obligation of (i) removing, dismantling, and disposing of all existing offshore platforms (ii) removing and disposing of all existing pipelines and (iii) removing, dismantling, disposing and remediation of all existing onshore facilities. The Company assumed its 26% share of (i) plugging and abandoning all existing well bores, (ii) removing conductors, (iii) flushing all lines and vessels, and (iv) removing/abandoning all structures, fixtures and conditions created subsequent to closing.

  Arguello Inc. is the operator of record for the Point Arguello Unit and has entered into an outsourcing agreement with a unit of Torch Energy Advisors, Inc. for the conduct of certain field operations and other professional services.

Venice Terminal Acquisition

  On September 3, 1999, Plains Scurlock completed the acquisition of a Louisiana crude oil terminal facility and associated pipeline system from MAP for approximately $1.5 million. The principal assets acquired include approximately 300,000 barrels of crude oil storage and terminalling capacity and a six-mile crude oil transmission system near Venice, Louisiana.

NOTE 4 - EARNINGS PER SHARE

  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share ("EPS") computations for income from continuing operations for the three and nine months ended September 30, 1999 and 1998, as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                                       For the Three Months Ended September 30,
                                     --------------------------------------------------------------------
                                                    1999                              1998
                                     --------------------------------- ----------------------------------
                                       Income      Shares      Per       Income       Shares      Per
                                      (Numera-    (Denomi-    Share     (Numera-     (Denomi-    Share
                                        tor)       nator)     Amount      tor)        nator)     Amount
                                     -----------  ---------- --------- ------------ ----------- ---------
                                                     (in thousands, except per share data)
Net income                              $ 7,050                            $ 3,625
Less:  preferred stock dividends         (2,493)                            (1,733)
                                        --------                           --------
Income available to common
 stockholders                             4,557      17,311    $ 0.26        1,892      16,850    $ 0.11
                                                               ======                             ======
Effect of dilutive securities:
Employee stock options                        -       1,186                      -       1,116
Warrants                                      -         378                      -         549
                                        -------      ------                -------      -------
Income available to common
 stockholders assuming dilution         $ 4,557      18,875    $ 0.24      $ 1,892      18,515    $ 0.10
                                        =======      ======    ======      =======      ======    ======

                                                    For the Nine Months Ended September 30,
                                     --------------------------------------------------------------------
                                                    1999                              1998
                                     --------------------------------- ----------------------------------
                                       Income      Shares      Per       Income       Shares      Per
                                      (Numera-    (Denomi-    Share     (Numera-     (Denomi-    Share
                                        tor)       nator)     Amount      tor)        nator)     Amount
                                     -----------  ---------- --------- ------------ ----------- ---------
                                                      (in thousands, except per share data)
Net income                             $ 14,181                            $ 6,474
Less:  preferred stock dividends         (7,327)                            (2,361)
                                       --------                            -------
Income available to common
 stockholders                             6,854      17,040    $ 0.40        4,113      16,792    $ 0.24
                                                               ======                             ======
Effect of dilutive securities:
Employee stock options                        -         983                      -       1,097
Warrants                                      -         439                      -         551
                                        --------     ------                -------      ------
Income available to common
 stockholders assuming dilution         $ 6,854      18,462    $ 0.37      $ 4,113      18,440    $ 0.22
                                        =======      ======    ======      =======      ======    ======

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

NOTE 5 - OPERATING SEGMENTS

  The Company's operations consist of three operating segments: (i) Upstream Operations - engages in the acquisition, exploitation, development, exploration and production of crude oil and natural gas, (ii) Midstream Operations - engages in pipeline transportation, purchases and resales of crude oil at various points along the distribution chain and the leasing of certain terminalling and storage assets and (iii) Corporate - reflects certain amounts that are not directly attributable to Upstream or Midstream Operations. The Company evaluates segment performance based on gross margin, gross profit and income (loss) before income taxes and minority interest.


(in thousands)                                        Upstream     Midstream         Corporate       Total
--------------------------------------------------------------------------------------------------------------
For the Three Months Ended September 30, 1999
Revenues:
  External Customers                                   $34,654      $1,260,420         $     -      $1,295,074
  Intersegment (a)                                           -             388               -             388
  Other income                                              29             330               -             359
                                                       -------      ----------         -------      ----------
    Total revenues of reportable segments              $34,683      $1,261,138         $     -      $1,295,821
                                                       =======      ==========         =======      ==========

Segment gross margin (b)                               $18,328      $   31,915         $     -      $   50,243
Segment gross profit (c)                                16,777          24,568               -          41,345
Segment income (loss) before income taxes
 and minority interest                                   5,270          11,597            (369)         16,498
--------------------------------------------------------------------------------------------------------------
For the Three Months Ended September 30, 1998
Revenues:
  External Customers                                   $26,008      $  367,591         $     -      $  393,599
  Intersegment (a)                                           -               -               -               -
  Other income                                              55              65               -             120
                                                       -------      ----------         -------      ----------
    Total revenues of reportable segments              $26,063      $  367,656         $     -      $  393,719
                                                       =======      ==========         =======      ==========

Segment gross margin (b)                               $13,077      $   13,914         $     -      $   26,991
Segment gross profit (c)                                11,714          12,394               -          24,108
Segment income (loss) before income taxes
 and minority interest                                    (745)          5,102               -           4,357
--------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 1999
Revenues:
  External Customers                                   $80,985      $2,578,030         $     -      $2,659,015
  Intersegment (a)                                           -           1,062               -           1,062
  Other income                                              48             618               -             666
                                                       -------      ----------         -------      ----------
    Total revenues of reportable segments              $81,033      $2,579,710         $     -      $2,660,743
                                                       =======      ==========         =======      ==========

Segment gross margin (b)                               $40,996      $   77,145         $     -      $  118,141
Segment gross profit (c)                                36,462          61,564            (500)         97,526
Segment income (loss) before income taxes
 and minority interest                                   4,822          34,298          (1,096)         38,024
--------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 1998
Revenues:
  External Customers                                   $77,719      $  698,274         $     -      $  775,993
  Intersegment (a)                                           -               -               -               -
  Other income                                              93             646               -             739
                                                       -------      ----------         -------      ----------
   Total revenues of reportable segments               $77,812      $  698,920         $     -      $  776,732
                                                       =======      ==========         =======      ==========

Segment gross margin (b)                               $39,115      $   23,114         $     -      $   62,229
Segment gross profit (c)                                34,980          19,553               -          54,533
Segment income (loss) before income taxes
 and minority interest                                  (1,451)         10,393               -           8,942
-------------------------------------------------------------------------------------------------------------

a) Intersegment sales were conducted on an arm's length basis.
b) Gross margin is calculated as revenues less cost of sales and operations expenses.
c) Gross profit is calculated as revenues less costs of sales and operations and general and administrative expenses.

NOTE 6 -- SERIES E PREFERRED STOCK

  On September 9, 1999, 3,408 shares of Series E Preferred Stock, including accrued dividends, were converted into 98,613 shares of Common Stock at a conversion price of $18.00 per share. After such conversion, there were 177,625 shares of the Series E Preferred Stock outstanding with a liquidation value of approximately $88.8 million.

  On October 1, 1999, the Company paid a cash dividend of approximately $4.2 million on the Series E Preferred Stock for the period April 1, 1999 through September 30, 1999.

NOTE 7 -- SUBORDINATED DEBT ISSUANCE AND CONSOLIDATING FINANCIAL STATEMENTS

  On September 22, 1999, the Company sold $75 million principal amount of Senior Subordinated Notes due 2006, Series E, bearing a coupon rate of 10.25% (the "Series E Notes"). Such notes were issued pursuant to a Rule 144A private placement at approximately 101% of par, for a yield-to-worst of 9.97%. The stated coupon rate of interest and maturity date are the same as those of the Company's existing $200 million principal amount of senior subordinated notes. Net proceeds to the Company, after costs of the transaction, were approximately $74.6 million, and were used to reduce the outstanding balance on the Revolving Credit Facility.

  The Series E Notes are redeemable, at the option of the Company, on or after March 15, 2001 at 105.13% of the principal amount thereof, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% of the principal amount thereof plus accrued interest to the date of redemption.

  The Indenture contains covenants including, but not limited to the following:
(i) limitations on incurrence of additional indebtedness; (ii) limitations of certain investments; (iii) limitations on restricted payments; (iv) limitations on disposition of assets; (v) limitations on the payment of dividends and other payment restrictions affecting subsidiaries; (vi) limitations on transactions with affiliates; (vii) limitations on the creation of liens; and (viii) restrictions on mergers, consolidations and transfers of assets.

  The Series E Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. All of the Company's subsidiaries engaged in its upstream business segment will initially guarantee payment under the Series E Notes on a full, unconditional, joint and several basis. The Series E Notes are not guaranteed by PAA or any of the Company's other midstream subsidiaries.

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

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATING BALANCE SHEET (unaudited) (in thousands)
                              SEPTEMBER 30, 1999

                                                              Guarantor     Nonguarantor    Intercompany
                                                 Parent      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                               ------------  -------------  -------------- --------------- --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                      $         4   $        423   $       3,445   $           -    $     3,872
Accounts receivable                                    257         10,585         423,800          (2,095)       432,547
Inventory                                                -          4,593          92,200               -         96,793
Prepaid expenses and other                           1,636          1,264           3,086               -          5,986
                                               ------------  -------------  --------------  --------------   ------------
Total current assets                                 1,897         16,865         522,531          (2,095)       539,198
                                               ------------  -------------  --------------  --------------   ------------

PROPERTY AND EQUIPMENT                             238,221        477,457         557,561               -      1,273,239
Less allowance for depreciation,
  depletion and amortization                      (219,944)      (113,334)        (10,541)        (55,386)      (399,205)
                                               ------------  -------------  --------------  --------------   ------------
                                                    18,277        364,123         547,020         (55,386)       874,034
                                               ------------  -------------  --------------  --------------   ------------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES                            325,084       (226,919)        (31,867)        (66,298)             -
OTHER ASSETS                                        39,830          8,176          95,496               -        143,502
                                               ------------  -------------  --------------  --------------   ------------
                                               $   385,088   $    162,245   $   1,133,180   $    (123,779)   $ 1,556,734
                                               ============  =============  ==============  ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities $    24,015   $     20,740   $     449,550   $       2,126    $   496,431
Notes payable and other current obligations              -            511          30,900               -         31,411
                                               ------------  -------------  --------------  --------------   ------------
Total current liabilities                           24,015         21,251         480,450           2,126        527,842

BANK DEBT                                           50,100              -               -               -         50,100
BANK DEBT OF A SUBSIDIARY                                -              -         323,200               -        323,200
SUBORDINATED DEBT                                  277,988              -               -               -        277,988
OTHER LONG-TERM DEBT                                     -          2,044               -               -          2,044
OTHER LONG-TERM LIABILITIES                          5,956            618          11,959               -         18,533
                                               ------------  -------------  --------------  --------------   ------------
                                                   358,059         23,913         815,609           2,126      1,199,707
                                               ------------  -------------  --------------  --------------   ------------

MINORITY INTEREST                                  (68,237)             -         247,896               -        179,659
                                               ------------  -------------  --------------  --------------   ------------
SERIES E CUMULATIVE CONVERTIBLE
  PREFERRED STOCK, STATED AT
  LIQUIDATION PREFERENCE                            88,813              -               -               -         88,813
                                               ------------  -------------  --------------  --------------   ------------
NON-REDEEMABLE PREFERRED STOCK,
  COMMON STOCK AND
  OTHER STOCKHOLDERS' EQUITY

Series D Cumulative Convertible Preferred Stock     22,954              -               -               -         22,954
Common Stock                                         1,790             78               -             (78)         1,790
Additional paid-in capital                         132,308          3,952          65,537         (69,489)       132,308
Retained earnings (accumulated deficit)           (150,599)       134,302           4,138         (56,338)       (68,497)
                                               ------------  -------------  --------------  --------------   ------------
                                                     6,453        138,332          69,675        (125,905)        88,555
                                               ------------  -------------  --------------  --------------   ------------
                                               $   385,088   $    162,245   $   1,133,180   $    (123,779)   $ 1,556,734
                                               ============  =============  ==============  ==============   ============


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
DECEMBER 31,1998


                                                                     Guarantor      Nonguarantor    Intercompany
                                                          Parent    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                         --------  --------------  --------------  --------------  --------------
CURRENT ASSETS
Cash and cash equivalents                                 $     142     $    194      $   6,408    $    (200)          $   6,544
Accounts receivable                                             276        8,549        120,050            -             128,875
Inventory                                                         -        4,809         37,711            -              42,520
Prepaid expenses and other                                      561          361            605            -               1,527
                                                          ---------     --------      ---------    ---------           ---------
Total current assets                                            979       13,913        164,774         (200)            179,466
                                                          ---------     --------      ---------    ---------           ---------
PROPERTY AND EQUIPMENT                                      234,127      424,646        378,835            -           1,037,608
Less allowance for depreciation,
    depletion and amortization                             (228,579)     (91,118)          (799)     (55,386)           (375,882)
                                                          ---------     --------      ---------    ---------           ---------
                                                              5,548      333,528        378,036      (55,386)           (661,726)
                                                          ---------     --------      ---------    ---------           ---------
INVESTMENTS IN SUBSIDIARIES AND
    INTERCOMPANY ADVANCES                                   246,581     (179,716)        (2,847)     (64,018)                  -
OTHER ASSETS                                                 47,391        8,177         77,507            -             133,075
                                                          ---------     --------      ---------    ---------           ---------
                                                          $ 300,499     $175,902      $ 617,470    $(119,604)          $ 974,267
                                                          =========     ========      =========    =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities            $  18,425     $ 26,207       $138,714    $    (200)          $ 183,146
Notes payable and other current obligations                       -          511          9,750            -              10,261
                                                          ---------     --------      ---------    ---------           ---------
Total current liabilities                                    18,425       26,718        148,464         (200)            193,407

BANK DEBT                                                    52,000            -              -            -              52,000
BANK DEBT OF A SUBSIDIARY                                         -            -        175,000            -             175,000
SUBORDINATED DEBT                                           202,427            -              -            -             202,427
OTHER LONG-TERM DEBT                                              -        2,556              -            -               2,556
OTHER LONG-TERM LIABILITIES                                   5,743        8,179             45            -              13,967
                                                          ---------     --------      ---------    ---------           ---------
                                                            278,595       37,453        323,509         (200)            639,357
                                                          ---------     --------      ---------    ---------           ---------
MINORITY INTEREST                                           (70,037)           -        243,498            -             173,461
                                                          ---------     --------      ---------    ---------           ---------
SERIES E CUMULATIVE CONVERTIBLE
  PREFERRED STOCK STATED AT
  LIQUIDATION PREFERENCE                                     88,487            -              -            -              88,487
                                                          ---------     --------      ---------    ---------           ---------
NON-REDEEMABLE PREFERRED STOCK,
   COMMON STOCK AND
   OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock              21,946            -              -            -              21,946
Common Stock                                                  1,688           77              -          (77)              1,688
Additional paid-in capital                                  124,679        3,954         38,727      (42,681)            124,679
Retained earnings (accumulated deficit)                    (144,859)     134,418         11,736      (76,646)            (75,351)
                                                          ---------     --------      ---------    ---------           ---------
                                                              3,454      138,449         50,463     (119,404)             72,962
                                                          ---------     --------      ---------    ---------           ---------
                                                          $ 300,499    $ 175,902      $ 617,470    $(119,604)          $ 974,267
                                                          =========     =========     =========    =========           =========


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                          1999
                                                          ---------------------------------------------------------------------
                                                                          Guarantor   Nonguarantor  Intercompany
                                                              Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                          ------------ ------------- ------------- -------------- -------------
REVENUES
Oil and natural gas sales                                   $    --       $34,266      $       --      $ 388        $   34,654
Marketing, transportation, storage and terminalling              --            --       1,260,808       (388)        1,260,420
Interest and other income                                        17            12             330         --               359
                                                            -------       -------      ----------      -----        ----------
                                                                 17        34,278       1,261,138         --         1,295,433
                                                            -------       -------      ----------      -----        ----------
EXPENSES
Production expenses                                              --        16,326              --         --            16,326
Marketing, transportation, storage and terminalling              --            --       1,228,505         --         1,228,505
General and administrative                                      338         1,213           7,347         --             8,898
Noncash compensation expense                                     --            --           1,947         --             1,947
Depreciation, depletion and amortization                        538         4,835           4,735         --            10,108
Interest expense                                              2,194         4,338           6,619         --            13,151
                                                            -------       -------      ----------      -----        ----------
                                                              3,070        26,712       1,249,153         --         1,278,935
                                                            -------       -------      ----------      -----        ----------
Income (loss) before income taxes and minority interest      (3,053)        7,566          11,985         --            16,498
Minority interest                                                --            --           4,940         --             4,940
                                                            -------       -------      ----------      -----        ----------
Income (loss) before income taxes                            (3,053)        7,566           7,045         --            11,558
Income tax expense (benefit)
  Current                                                    (5,049)           --           5,049         --                --
  Deferred                                                    6,232           (50)         (1,674)        --             4,508
                                                            -------       -------      ----------      -----        ----------
NET INCOME (LOSS)                                            (4,236)        7,616           3,670         --             7,050
Less: cumulative preferred stock dividends                    2,493            --              --         --             2,493
                                                            -------       -------      ----------      -----        ----------
NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                                    $(6,729)      $ 7,616      $    3,670      $  --        $    4,557
                                                            =======       =======      ==========      =====        ==========

                                                                                          1998
                                                          ---------------------------------------------------------------------
                                                                          Guarantor   Nonguarantor  Intercompany
                                                              Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                          ------------ ------------- ------------- -------------- -------------
REVENUES
Oil and natural gas sales                                   $    --       $26,008      $       --      $  --        $   26,008
Marketing, transportation, storage and terminalling              --            --         367,591         --           367,591
Interest and other income                                        43            12              65         --               120
                                                            -------       -------      ----------      -----        ----------
                                                                 43        26,020         367,656         --           393,719
                                                            -------       -------      ----------      -----        ----------
EXPENSES
Production expenses                                              --        12,931              --         --            12,931
Marketing, transportation, storage and terminalling              --            --         353,677         --           353,677
General and administrative                                      382           981           1,520         --             2,883
Depreciation, depletion and amortization                      1,360         5,008           1,984         --             8,352
Interest expense                                              3,296         2,850           5,373         --            11,519
                                                            -------       -------      ----------      -----        ----------
                                                              5,038        21,770         362,554         --           389,362
                                                            -------       -------      ----------      -----        ----------
Income (loss) before income taxes                            (4,995)        4,250           5,102         --             4,357
Income tax expense (benefit)
  Current                                                       343             3            (357)        --               (11)
  Deferred                                                     (523)         (193)          1,459         --               743
                                                            -------       -------      ----------      -----        ----------
NET INCOME (LOSS)                                            (4,815)        4,440           4,000         --             3,625
Less: cumulative preferred stock dividends                    1,733            --              --         --             1,733
                                                            -------       -------      ----------      -----        ----------
NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                                    $(6,548)      $ 4,440      $    4,000      $  --        $    1,892
                                                            =======       =======      ==========      =====        ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                          1999
                                                          ---------------------------------------------------------------------
                                                                          Guarantor   Nonguarantor  Intercompany
                                                              Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                          ------------ ------------- ------------- -------------- -------------
REVENUES
Oil and natural gas sales                                  $     --       $79,923      $       --     $ 1,062       $   80,985
Marketing, transportation, storage and terminalling              --            --       2,579,092      (1,062)       2,578,030
Interest and other income                                        14            34             618          --              666
                                                           --------       -------      ----------     -------       ----------
                                                                 14        79,957       2,579,710          --        2,659,681
                                                           --------       -------      ----------     -------       ----------
EXPENSES
Production expenses                                              --        39,989              --          --           39,989
Marketing, transportation, storage and terminalling              --            --       2,500,885          --        2,500,885
General and administrative                                    1,226         3,809          15,580          --           20,615
Noncash compensation expense                                     --            --           1,947          --            1,947
Depreciation, depletion and amortization                      1,798        12,349          11,406          --           25,553
Interest expense                                              4,807        13,329          14,532          --           32,668
                                                           --------       -------      ----------     -------       ----------
                                                              7,831        69,476       2,544,350          --        2,621,657
                                                           --------       -------      ----------     -------       ----------
Income (loss) before income taxes and minority interest      (7,817)       10,481          35,360          --           38,024
Minority interest                                                --            --          14,776          --           14,776
                                                           --------       -------      ----------     -------       ----------
Income (loss) before income taxes                            (7,817)       10,481          20,584          --           23,248
Income tax expense (benefit)
  Current                                                    (8,205)           --           8,205          --               --
  Deferred                                                    9,244            --            (177)         --            9,067
                                                           --------       -------      ----------     -------       ----------
NET INCOME (LOSS)                                            (8,856)       10,481          12,556          --           14,181
Less: cumulative preferred stock dividends                    7,327            --              --          --            7,327
                                                           --------       -------      ----------     -------       ----------
NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                                   $(16,183)      $10,481      $   12,556     $    --       $    6,854
                                                           ========       =======      ==========     =======       ==========

                                                                                          1998
                                                          ---------------------------------------------------------------------
                                                                          Guarantor   Nonguarantor  Intercompany
                                                              Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                          ------------ ------------- ------------- -------------- -------------
REVENUES
Oil and natural gas sales                                  $     --       $77,719      $       --     $    --       $   77,719
Marketing, transportation, storage and terminalling              --            --         698,274          --          698,274
Interest and other income                                        45            48             646          --              739
                                                           --------       -------      ----------     -------       ----------
                                                                 45        77,767         698,920          --          776,732
                                                           --------       -------      ----------     -------       ----------
EXPENSES
Production expenses                                              --        38,604              --          --           38,604
Marketing, transportation, storage and terminalling              --            --         675,160          --          675,160
General and administrative                                    1,155         2,980           3,561          --            7,696
Depreciation, depletion and amortization                      4,093        15,247           2,605          --           21,945
Interest expense                                              8,990         8,194           7,201          --           24,385
                                                           --------       -------      ----------     -------       ----------
                                                             14,238        65,025         688,527          --          767,790
                                                           --------       -------      ----------     -------       ----------
Income (loss) before income taxes                           (14,193)       12,742          10,393          --            8,942
Income tax expense (benefit):
  Current                                                    (1,983)           --           1,994          --               11
  Deferred                                                   10,312        (9,237)          1,382          --            2,457
                                                           --------       -------      ----------     -------       ----------
NET INCOME (LOSS)                                           (22,522)       21,979           7,017          --            6,474
Less: cumulative preferred stock dividends                    2,361            --              --          --            2,361
                                                           --------       -------      ----------     -------       ----------
NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                                   $(24,883)      $21,979      $    7,017     $    --       $    4,113
                                                           ========       =======      ==========     =======       ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                     Guarantor      Nonguarantor    Intercompany
                                                          Parent    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                         --------  --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $  (8,856)    $ 10,481     $  12,556       $     -           $  14,181
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion, and amortization                 1,798       12,349         11,406            -              25,553
    Minority interest in income                                   -            -         14,776            -              14,776
    Deferred income tax                                       9,244            -           (177)           -               9,067
    Noncash compensation expense                                  -            -          1,947            -               1,947
    Other non-cash items                                      1,216         (211)           216            -               1,221

Change in assets and liabilities resulting from
  operating activities:
    Accounts receivable                                          19           60       (155,181)           -            (155,102)
    Inventory                                                     -          216        (37,669)           -             (37,453)
    Pipeline linefill                                             -            -             (3)           -                  (3)
    Prepaids and other                                       (1,075)      (3,400)            16            -              (4,459)
    Accounts payable and other current liabilities            5,590      (12,852)       134,427          200             127,365
    Deferred gain from termination
      of interest rate swap                                       -            -         10,873            -              10,873
                                                          ---------     --------      ---------       ------           ---------
NET CASH FLOWS PROVIDED BY
  (USED IN) OPERATING ACTIVITIES                              7,936        6,643         (6,813)         200               7,966
                                                          ---------     --------      ---------       ------           ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES
Payments for midstream acquisitions (See Note 3)                  -            -       (173,070)           -            (173,070)
Payments for acquisition, exploration,
  and development costs                                      (4,223)     (53,469)             -            -             (57,692)
Payments for crude oil pipeline, gathering
  and terminal assets                                             -            -         (7,785)           -              (7,785)
Payments for additions to other property
  and other assets                                              140         (340)          (269)           -                (469)
                                                          ---------     --------      ---------       ------           ---------
NET CASH USED IN INVESTING ACTIVITIES                        (4,083)     (53,809)      (181,124)           -            (239,016)
                                                          ---------     --------      ---------       ------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                        (76,165)      47,395         28,770            -                   -
(Payment) proceeds from issuance of
  Class B Common Units                                      (25,000)           -         25,000            -                   -
Proceeds from long-term debt                                226,350            -        281,971            -             508,321
Proceeds from short-term debt                                     -            -         42,150            -              42,150
Proceeds from warrant exercise                                4,500            -              -            -               4,500
Principal payments of long-term debt                       (153,011)           -       (133,121)           -            (286,132)
Principal payments of short-term debt                             -            -        (21,650)           -             (21,650)
Debt issue costs                                             (1,125)           -         (3,527)           -              (4,652)
Distribution to unitholders                                  20,154            -        (34,619)           -             (14,465)
Other                                                           306            -              -            -                 306
                                                          ---------     --------      ---------       ------           ---------
NET CASH PROVIDED BY
  (USED IN) FINANCING ACTIVITIES                             (3,991)      47,395        184,974            -             228,378
                                                          ---------     --------      ---------       ------           ---------
Net increase (decrease) in cash and cash equivalents           (138)         229         (2,963)         200              (2,672)
Cash and cash equivalents, beginning of period                  142          194          6,408         (200)              6,544
                                                          ---------     --------      ---------       ------           ---------
Cash and cash equivalents, end of period                  $       4     $    423      $   3,445       $    -           $   3,872
                                                          =========     ========      =========       ======           =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                     Guarantor      Nonguarantor    Intercompany
                                                          Parent    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                         --------  --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $ (22,522)    $ 21,979     $   7,017       $     -           $   6,474
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion, and amortization                 4,093       15,247          2,605            -              21,945
    Deferred income tax                                      10,312       (9,237)         1,382            -               2,457
    Other non-cash items                                         72         (124)           124            -                  72

Change in assets and liabilities resulting from
  operating activities:
    Accounts receivable                                        (390)         583         38,078            -              38,271
    Inventory                                                     -        1,436         (5,121)           -              (3,685)
    Pipeline linefill                                             -            -         (1,872)           -              (1,872)
    Prepaids and other                                          233           27         (1,153)           -                (893)
    Accounts payable and other current liabilities           (6,423)      (3,867)       (19,878)       2,912             (27,256)
                                                          ---------     --------      ---------       ------           ---------
NET CASH FLOWS PROVIDED BY
  (USED IN) OPERATING ACTIVITIES                            (14,625)      26,044         21,182        2,912              35,513
                                                          ---------     --------      ---------       ------           ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES
Payments for midstream acquisitions (See Note 3)                  -            -       (393,891)           -            (393,891)
Payments for crude oil pipeline, gathering
  and terminal assets                                             -            -         (3,398)           -              (3,398)
Payments for acquisition, exploration,
  and development costs                                      (4,169)     (58,505)             -            -             (62,674)
Payments for additions to other property
  and other assets                                             (371)      (1,260)          (734)           -              (2,365)
                                                          ---------     --------      ---------       ------           ---------
NET CASH USED IN INVESTING ACTIVITIES                        (4,540)     (59,765)      (398,023)           -            (462,328)
                                                          ---------     --------      ---------       ------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                        (34,158)      33,725            433            -                   -
Proceeds from long-term debt                                153,860            -        317,300            -             471,160
Proceeds from short-term debt                                     -            -         28,800            -              28,800
Proceeds from issuance of preferred stock                    85,000            -              -            -              85,000
Principal payments of long-term debt                        (79,360)           -        (32,300)           -            (111,660)
Principal payments of short-term debt                             -            -        (35,300)           -             (35,300)
Debt issue costs incurred in connection with acquisition          -            -         (6,138)           -              (6,138)
Capital contribution from Parent                           (113,700)           -        113,700            -                   -
Dividend to Parent                                            3,557            -         (3,557)           -                   -
Other                                                          (874)           -              -            -                (874)
                                                          ---------     --------      ---------       ------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    14,325       33,725        382,938            -             430,988
                                                          ---------     --------      ---------       ------           ---------
Net increase (decrease) in cash and cash equivalents         (4,840)           4          6,097        2,912               4,173
Cash and cash equivalents, beginning of period                4,911          263          1,452       (2,912)              3,714
                                                          ---------     --------      ---------       ------           ---------
Cash and cash equivalents, end of period                  $      71     $    267      $   7,549       $    -           $   7,887
                                                          =========     ========      =========       ======           =========

NOTE 8 -- SUBSEQUENT EVENTS

Plains All American Pipeline Public Offering

  In October 1999, PAA completed a public offering of an additional 2,990,000 Common Units, representing limited partner interests in PAA, at $18.00 per unit. Net proceeds to PAA were approximately $50.8 million after deducting underwriters' discounts and commissions and offering expenses of approximately $3.1 million. These proceeds, together with the Company's capital contribution of approximately $0.5 million to maintain its 2% general partner interest, were used to reduce outstanding debt. Approximately $44 million was used to reduce the term loan portion of the Plains Scurlock Credit Facility and the remainder was used to reduce the balance outstanding on PAA's other revolving credit facility. The Company's ownership was reduced from 57% to 54% as a result of the offering.

Sale of Crude Oil Linefill

  PAA has begun implementing plans to sell approximately 5.2 million barrels of crude oil linefill owned by PAA. The sale process will commence in December and should be substantially completed by the end of the first quarter of 2000. Proceeds from the sale of the linefill are expected to be approximately $100 million, net of associated costs, and will be used to reduce outstanding debt. If the transaction had occurred on January 1, 1999, interest expense would have decreased by approximately $6 million for the nine months ended September 30, 1999, based on a LIBOR rate of 6.5% plus an average interest rate margin of 1.5%. PAA estimates that it will recognize a gain of approximately $40 to 45 million in connection with the sale of the linefill.

  At September 30, 1999, the Company's long-term debt was $653 million. Pro forma for the linefill sale proceeds and PAA's October 1999 public unit offering, the Company's total long-term debt at September 30, 1999 would have been approximately $503 million, and the Company's pro forma debt-to-total capitalization would approximate 55% as compared to 65% at September 30, 1999.

  PAA owns 100% of the 5.2 million barrels of crude oil linefill located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, a subsidiary of PAA has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. This section of the line is under FERC jurisdiction and eligible shippers may initiate their own shipments by providing the 5.2 million barrels of crude oil linefill required to operate the line, paying the posted tariff and committing to minimum throughput volumes that are necessary to operate the pipeline. Pending receipt of third party nominations and the requisite crude oil linefill, All American Pipeline will suspend shipments on this segment of the line. No other segment of the All American Pipeline will be affected. For the twelve months ended September 30, 1999, PAA reported gross margin of approximately $4 million from volumes transported on this segment of the line.

  The line will initially be kept in a state of readiness to service any third party shippers that elect to transport crude oil on this segment of the line, subject to their providing the required 5.2 million barrels of crude oil linefill. Depending on market conditions, PAA may replace the linefill at a future date and recommence its own shipments. In the event this segment of the line remains unused for a reasonable period of time, PAA intends to evaluate alternative uses for this segment of the pipeline. PAA believes that no impairment of the asset is necessary at this time.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  We are an independent energy company engaged in the acquisition, exploitation, development, exploration and production of crude oil and natural gas. Through our majority ownership in Plains All American Pipeline, L.P., we are engaged in the midstream activities of marketing, gathering, transportation, terminalling and storage of crude oil.

  On November 23, 1998, Plains All American Pipeline, L.P. completed its initial public offering of 13.1 million common units representing limited partner interests. Their results are consolidated into our results with the public's ownership reflected as a minority interest deduction from income. Their operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. Plains All American Inc., our wholly owned subsidiary, is the general partner. Plains All American Pipeline, L.P was formed to acquire our midstream crude oil business and assets, including the All American Pipeline and the SJV Gathering System, which we purchased from Goodyear in July 1998.

RECENT DEVELOPMENTS

  On May 12, 1999, Plains All American Pipeline, L.P. completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $142 million. The assets, liabilities and results of operations of the Scurlock acquisition are included in our Consolidated Financial Statements effective May 1, 1999.

  Scurlock, previously a wholly owned subsidiary of Marathon Ashland Petroleum, is engaged in crude oil transportation, gathering and marketing, and has approximately 2,300 miles of active pipelines, numerous storage terminals and a fleet of more than 250 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also included approximately one million barrels of crude oil linefill.

  On July 1, 1999, Arguello Inc., our wholly owned subsidiary, acquired Chevron's interests in Point Arguello. The interests acquired include Chevron's 26% working interest in the Point Arguello Unit and associated onshore processing facilities, Chevron's right to participate in surrounding leases and certain fee acreage onshore. The acquisition, which was funded from our working capital, has an effective date of July 1, 1999. Chevron retained the obligation of (i) removing, dismantling, and disposing of all existing offshore platforms
(ii) removing and disposing of all existing pipelines and (iii) removing, dismantling, disposing and remediation of all existing onshore facilities. We assumed its 26% share of (i) plugging and abandoning all existing well bores,
(ii) removing conductors, (iii) flushing all lines and vessels, and (iv) removing/abandoning all structures, fixtures and conditions created subsequent to closing.

  Arguello Inc. is the operator of record for the Point Arguello Unit and has entered into an outsourcing agreement with a unit of Torch Energy Advisors, Inc. for the conduct of daily field operations and other professional services.

  On July 15, 1999, Plains All American Pipeline, L.P. completed the acquisition of the West Texas Gathering System from Chevron Pipe Line Company for approximately $36 million, including transaction costs. The total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines, and approximately 2.9 million barrels of tankage located along the system. The West Texas Gathering System provides Plains All American Pipeline access to the Midland, Texas crude oil interchange.

  On September 3, 1999, Plains All American Pipeline, L.P. completed the acquisition of a Louisiana crude oil terminal facility and associated pipeline system from Marathon Ashland Petroleum LLC for approximately $1.5 million. The principal assets acquired include approximately 300,000 barrels of crude oil storage and terminalling capacity and a six-mile crude oil transmission system near Venice, Louisiana.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 and 1998

  We reported net income for the third quarter of 1999 of $7.1 million, or $0.26 per common share ($0.24 assuming dilution) as compared with net income of $3.6 million, or $0.11 per common share ($0.10 assuming dilution) in the 1998 third quarter. Cash flow from operations (net income after minority interest plus noncash expenses) increased approximately 88% to $23.9 million in the 1999 period as compared to $12.7 million in the third quarter of 1998. Earnings before interest, taxes, depreciation, amortization, minority interest and noncash compensation expense increased 72% to $41.7 million versus $24.2 million in the third quarter of 1998. The current period results were affected by a $1.0 million severance-related restructuring charge and a $1.9 million noncash incentive compensation charge, both of which occurred at the Plains All American level and affect our consolidated results. The primary drivers for the improvement in our financial results were:

  . an approximate 20% increase in oil and gas production;
  . stronger oil prices, which resulted in higher unit margins;
  . a lower upstream depreciation, depletion and amortization rate, and . continued growth in profitability from our midstream subsidiary, Plains All
    American Pipeline, L.P.

Upstream Results

The following table reflects certain of our upstream operating information for the periods presented:


                                                    Three Months Ended
                                                      September 30,
                                                  -----------------------
                                                     1999        1998
                                                  ----------  -----------
                                                      (in thousands)
Average Daily Production Volumes
  Barrels of oil equivalent ("BOE")
   California (approximately 90% oil)                  15.9         13.8
   Offshore California (100% oil)                       4.5            -
   Gulf Coast (100% oil)                                2.9          4.8
   Illinois Basin (100% oil)                            3.0          3.3
                                                     -------      -------
     Total (approximately 94% oil)                     26.3         21.9
                                                     =======      =======
Unit Economics
  Average sales price per BOE                        $14.34       $12.92
  Production expense per BOE                           6.75         6.42
                                                     -------      -------
  Gross margin per BOE                                 7.59         6.50
  Upstream G&A expense per BOE                         0.64         0.68
                                                     -------      -------
  Gross profit per BOE                               $ 6.95       $ 5.82
                                                     =======      =======

  Total oil equivalent production increased approximately 20% to an average of 26,300 BOE per day as compared to the third quarter 1998 average of 21,900 BOE per day. The increase is attributable to our ongoing acquisition and exploitation activities. The Point Arguello Unit, which we acquired from Chevron in July, accounted for approximately 4,500 barrels per day of the increase.

  Net daily production in California increased approximately 15% to 15,900 BOE in the third quarter of 1999 compared to 13,800 BOE in the same quarter of 1998 due to the acquisition of the Mt. Poso Field in December 1998 and ongoing exploitation activities. Excluding production from the Mt. Poso Field, total California production increased approximately 9% from the comparative prior year quarter. Net daily production for our Gulf Coast properties averaged approximately 2,900 barrels per day during the third quarter of 1999, compared to 4,800 barrels per day in the 1998 comparative period. The Gulf Coast production decrease is due primarily to mechanical downtime. This is our most volatile area in terms of maintaining production levels. In July, production averaged approximately 3,400 barrels per day. In mid-August, we had mechanical problems in the area's highest rate well and have just recently completed the work to resume production from this well. Net daily production in the Illinois Basin averaged approximately 3,000 barrels per day during the third quarter of 1999, a decrease of approximately 9% as compared to the 1998 third quarter average of 3,300 barrels per day. The Illinois Basin production decrease is primarily attributable to well shut-ins and natural decline.

  Oil and natural gas revenues were $34.7 million for the third quarter of 1999, an approximate 33% increase from the 1998 third quarter amount of $26.0 million due to higher prices and increased production. Our average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $14.34 per BOE, up 11% as compared to the 1998 third quarter average wellhead price of $12.92 per BOE. The NYMEX benchmark WTI crude oil price averaged $21.71 per barrel during the third quarter of 1999, approximately 53% above the $14.18 per barrel amount in the prior year period. The NYMEX price increase was offset by a lower hedge price this year ($18.25 per barrel versus $19.80 per barrel last year) as well as a higher quality and location differential. The differential during last year's third quarter was approximately $4.30 per barrel, compared to approximately $5.00 per barrel in the third quarter of 1999. The higher differential reflects generally a weaker California market as well as the impact of a higher differential from the Point Arguello property. During the third quarter, the Point Arguello differential averaged approximately $8.15 per barrel. Effective November 1, 1999, we have lowered the Point Arguello differential to approximately $7.00 per barrel for a period of three years. We maintained hedges on approximately 67% and 60% of our crude oil production in the third quarter of 1999 and 1998, respectively. Hedging transactions had the effect of decreasing our average price by $2.19 per BOE in the third quarter of 1999 and increasing our average price by $3.16 per BOE in the third quarter of 1998.

  Unit gross margin in the upstream segment was $7.59 per BOE, a 17% increase as compared to $6.50 per BOE reported for the third quarter of 1998. Upstream unit gross profit, which deducts all pre-interest cash costs, was $6.95 per BOE, 19% above the 1998 amount of $5.82 per BOE. The overall improvement in unit economics was generally due to higher wellhead price realizations and slightly lower general and administrative costs per barrel, offset somewhat by higher unit production expenses, due principally to the acquisition of Point Arguello. Unit production expenses averaged $6.75 per BOE for the third quarter of 1999, an approximate 5% increase over the 1998 third quarter average of $6.42 per BOE. Total production expenses were $16.3 million, as compared to $12.9 million for the third quarter of 1998. Unit general and administrative expenses in the upstream segment were $0.64 per BOE in the third quarter of 1999, compared to $0.68 per BOE in the prior year comparative quarter.

  Total upstream depreciation, depletion, and amortization expense was $5.4 million in the third quarter of 1999, compared to $6.4 million in the 1998 comparative quarter due to a lower per unit DD&A rate, offset somewhat by increased production volumes. Depreciation, depletion and amortization was $2.10 per BOE for the third quarter of 1999 compared to $3.00 per BOE in the 1998 comparative quarter. This decrease is primarily due to a $174 million reduction in the carrying cost of our proved oil and natural gas properties recorded in the 1998 fourth quarter due to low crude oil prices, and the impact of subsequent price recovery on proved reserve volumes. The NYMEX WTI price was $12.05 per barrel at December 31, 1998, compared to $24.51 per barrel at September 30, 1999.

Midstream Results

  The following table reflects certain of our midstream operating information for the periods presented:

                                                   Three Months Ended
                                                      September 30,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------
                                                     (in thousands)
Operating Results:
  Gross margin
    Pipeline                                       $14,539         $ 8,110
    Gathering and marketing and
      terminalling and storage                      17,376           5,804
                                                   -------         -------
      Total                                         31,915          13,914
  General and administrative expense                (7,347)         (1,520)
                                                   -------         -------
  Gross profit                                     $24,568         $12,394
                                                   =======         =======
  Net income                                       $11,597         $ 5,102
                                                   =======         =======
Average Daily Volumes (barrels):
  Pipeline Activities:
    All American
      Tariff activities                                 93             117
      Margin activities                                 52              42
    Other                                              106               -
                                                   -------         -------
    Total                                              251             159
                                                   =======         =======
  Lease gathering                                      318              91
  Bulk purchases                                       181              77
                                                   -------         -------
    Total                                              499             168
                                                   =======         =======
  Terminal throughput                                   68              88
                                                   =======         =======

  Pipeline Operations. Gross margin from pipeline operations was $14.5 million for the third quarter of 1999 compared to $8.1 million for the third quarter of last year. The increase resulted primarily from increased margins from our pipeline merchant activities, the benefits of the Scurlock and West Texas Gathering System acquisitions, and a full quarter of results from the All American Pipeline and SJV Gathering System, which were acquired effective July 30, 1998.

  The margin between revenue and direct cost of crude purchased was $10.2 million for the third quarter of 1999, compared to $2.6 million for the 1998 comparative period. Pipeline tariff revenues were approximately $11.7 million in the current year quarter compared to approximately $9.5 million for the third quarter of 1998. The increase resulted primarily from an increase in tariff transport volumes due to the two 1999 acquisitions, and a full quarter of results from the All American Pipeline. Pipeline operations and maintenance expenses were approximately $7.1 million for the third quarter of 1999 as compared to $4.0 million for the third quarter of 1998.

  Tariff transport volumes on the All American Pipeline decreased from an average of 117,000 barrels per day in the third quarter of 1998 to 93,000 barrels per day in the current year quarter due primarily to a decrease in shipments of offshore California production, which decreased from approximately 91,000 barrels per day in the 1998 third quarter to 75,000 barrels per day in the 1999 comparative period. Barrels associated with our merchant activities on the All American Pipeline increased from 42,000 barrels per day to 52,000 barrels per day in the third quarter of 1999. Tariff volumes shipped on the Scurlock and West Texas Gathering Systems averaged approximately 106,000 barrels per day during the third quarter of 1999.

  The following reflects the All American Pipeline average deliveries per day within and outside California for the three months ended September 30, 1999 and 1998:

                                                   Three Months Ended
                                                      September 30,
                                                  -----------------------
                                                    1999          1998
                                                  ---------     ---------
Deliveries:
  Average daily volumes (thousand barrels):
    Within California                                 93           113
    Outside California                                52            46
                                                     ---           ---
      Total                                          145           159
                                                     ===           ===

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $17.4 million for the third quarter of 1999 compared to $5.8 million in the prior year comparative period. The Scurlock acquisition contributed approximately $10.2 million to third quarter 1999 gross margin. The increase in gross margin is due to an increase in lease gathering and bulk purchase volumes, primarily as a result of the Scurlock acquisition, and an increase in storage capacity leased at our Cushing Terminal. Lease gathering volumes increased from an average of 91,000 barrels per day for the third quarter of 1998 to approximately 318,000 barrels per day in the current year quarter. Bulk purchase volumes increased from approximately 77,000 barrels per day in last year's quarter to approximately 181,000 barrels per day in the third quarter of 1999. Throughput volumes at our terminals were down approximately 20,000 barrels per day in the current year quarter. This decrease was offset by increased leased terminal capacity which increased from approximately 1.4 million barrels per month in last year's quarter to 1.7 million barrels per month during the current year quarter.

General

  Total general and administrative expenses, including midstream activities, were approximately $8.9 million for the three months ended September 30, 1999, an increase of $6.0 million as compared to the 1998 comparative period. Approximately $5.8 million of the increase is attributable to our midstream activities, and substantially all of that is associated with the May 1999 Scurlock acquisition, the July 1998 All American Pipeline acquisition and the expansion of our business activities. In the upstream segment, general and administrative expense was up about $0.2 million, but on a per unit basis decreased from $0.68 per BOE to approximately $0.64 per BOE.

  Interest expense for the 1999 third quarter was $13.2 million, an increase of $1.6 million over last year's third quarter, as the result of the interest associated with the debt incurred for acquisitions that have been made during 1998 and 1999 by Plains All American Pipeline. Interest at the corporate level was about $0.4 million below the prior year amount. In October of this year, Plains All American Pipeline completed an equity offering for net proceeds of approximately $50.8 million which were used to reduce debt. We should see the benefit of the debt reduction on interest expense in the fourth quarter.

Capitalized interest was approximately $1.1 million and $0.9 million for the three months ended September 30, 1999 and 1998, respectively.

  Our total tax provision for the quarter ended September 30, 1999, was approximately $4.5 million, as compared to the third quarter 1998 tax provision of approximately $0.7 million. The increase is due to the increase in income before taxes between the two periods and a lower effective tax rate in the 1998 period. As a result of the actual utilization of certain tax assets and the reversal of an associated valuation allowance in 1998, our effective tax rate for the 1998 third quarter was 17% as compared to a 39% effective tax rate in the current year period. In both periods, substantially all of our income tax provision was deferred.

  During the third quarter of 1999, we incurred a charge of $1.9 million related to noncash incentive compensation paid to certain officers and key employees of Plains All American Inc., the general partner of Plains All American Pipeline. In 1998, Plains All American Inc. granted the employees the right to earn ownership in common units of Plains All American Pipeline owned by Plains All American Inc. The units vest over a three-year period subject to Plains All American Pipeline paying distributions on their common and subordinated units. In addition, a $1.0 million restructuring charge was incurred during the third quarter, primarily associated with severance-related expenses, was also incurred by Plains All American Pipeline.

Nine months ended September 30, 1999 and 1998

  We reported net income for the first nine months of 1999 of $14.2 million, or $0.40 per common share ($0.37 assuming dilution), as compared with net income of $6.5 million, or $0.24 per common share ($0.22 assuming dilution) in the first nine months of 1998. Cash flow from operations (net income after minority interest plus noncash expenses) increased approximately 68% to $52.0 million in the 1999 period as compared to $30.9 million in the first nine months of 1998. Earnings before interest, taxes, depreciation, amortization, minority interest and noncash compensation expense increased 78% to $98.2 million versus $55.3 million in the first nine months of 1998. The current period results were affected by a $1.4 million severance-related restructuring charge and a $1.9 million noncash incentive compensation charge, both of which occurred at the Plains All American level and affect our consolidated results. Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows was $8.0 million for the nine months ended September 30, 1999, as compared to $35.5 million for the 1998 comparative period. The decrease in the current year period is primarily due to increased inventory levels associated with hedged inventory transactions.

  The primary drivers for the improvement in our financial results were:

  . stronger oil prices, which resulted in higher unit margins;
  . a lower upstream depreciation, depletion and amortization rate; and . continued growth in profitability from our midstream subsidiary, Plains All
    American Pipeline, L.P.

Upstream Results

  The following table reflects certain of our upstream operating information for the periods presented:

                                                   Nine Months Ended
                                                     September 30,
                                               ------------------------
                                                  1999          1998
                                               ----------    ----------
                                                    (in thousands)
Average Daily Production Volumes:
 Barrels of oil equivalent
   California (approximately 91% oil)             15.5          13.7
   Offshore California (100% oil)                  1.5             -
   Gulf Coast (100% oil)                           2.7           5.0
   Illinois Basin (100% oil)                       3.1           3.6
                                                ------        ------
     Total (approximately 94% oil)                22.8          22.3
                                                ======        ======
Unit Economics:
 Average sales price per BOE                    $12.99        $12.77
 Production expense per BOE                       6.41          6.35
                                                ------        ------
 Gross margin per BOE                             6.58          6.42
 Upstream G&A expense per BOE                     0.73          0.68
                                                ------        ------
 Gross profit per BOE                           $ 5.85        $ 5.74
                                                ======        ======

  Total oil equivalent production increased approximately 2% to an average of 22,800 BOE per day as compared to the first nine months 1998 average of 22,300 BOE per day. The increase is attributable to our ongoing acquisition and exploitation activities in California which were offset by production declines in our other areas. The Point Arguello Unit, which was acquired from Chevron in July, averaged approximately 1,500 barrels per day for the nine month period.

  Net daily production in California increased approximately 13% to 15,500 BOE in the first nine months of 1999 compared to 13,700 BOE in the same period of 1998 due to the acquisition of the Mt. Poso Field in December 1998 and ongoing exploitation activities. Excluding production from the Mt. Poso Field, total California production increased approximately 6% from the comparative prior year period. Net daily production for our Gulf Coast properties averaged approximately 2,700 barrels per day during the first nine months of 1999, compared to 5,000 barrels per day in the 1998 comparative period. The Gulf Coast production decrease is due to mechanical downtime, voluntary shut-ins, and the effects of natural decline. This is our most volatile area in terms of maintaining production levels. In July, production averaged approximately 3,400 barrels per day. In mid-August, we had mechanical problems in the area's highest rate well and have just recently completed the work to resume production from this well. Net daily production in the Illinois Basin averaged approximately 3,100 barrels per day during the first nine months of 1999, a decrease of approximately 14% as compared to the 1998 first nine month average of 3,600 barrels per day. The Illinois Basin production decrease is primarily attributable to well shut-ins and natural decline.

  Oil and natural gas revenues were $81.0 million for the first nine months of 1999, an increase of approximately 4% from the comparable 1998 amount of $77.7 million due to higher prices and increased production. Our average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price was $12.99 per BOE, an increase of approximately 2% as compared to the 1998 first nine month average wellhead price of $12.77 per BOE. The NYMEX WTI crude oil price averaged $17.47 per barrel during the first nine months of 1999, compared to $14.95 per barrel in the prior year period. The NYMEX price increase was offset by a lower hedge price this year ($17.97 per barrel versus $19.80 per barrel last year). Our location and quality differential during the first nine months of last year was approximately $4.75 per barrel, compared to approximately $4.50 per barrel for the first nine months in 1999. We maintained hedges on approximately 61% and 59% of our crude oil production in the first nine months of 1999 and 1998, respectively. Hedging transactions had the effect of decreasing our average price by $0.22 per BOE in the first nine months of 1999 and increasing our average price by $2.67 per BOE in the first nine months of 1998.

  Unit gross margin in the upstream segment was $6.58 per BOE, a 2% increase as compared to $6.42 per BOE for the first nine months of 1998. Upstream unit gross profit, which deducts all pre-interest cash costs, was $5.85 per BOE, also 2% above the 1998 amount of $5.74 per BOE. Unit production expenses averaged $6.41 per BOE, a 1% increase as compared to the 1998 first nine months average of $6.35 per BOE due primarily to the acquisition of Point Arguello. Total production expenses were $40.0 million, as compared to $38.6 million for the first nine months of 1998. Unit general and administrative expenses in the upstream segment were $0.73 per BOE in the first nine months of 1999, compared to $0.68 per BOE in the prior year comparative period.

  Total upstream DD&A expense was $14.1 million in the first nine months of 1999, compared to $19.3 million in the 1998 comparative period due to a lower per unit DD&A rate, offset somewhat by increased production volumes. DD&A per BOE was $2.10 for the first nine months of 1999 compared to $3.00 per BOE in the 1998 comparative period. This decrease is primarily due to a $174 million reduction in the carrying cost of our proved oil and natural gas properties recorded in the 1998 fourth quarter due to low crude oil prices, and the impact of subsequent price recovery on proved reserve volumes. The NYMEX WTI price was $12.05 per barrel at December 31, 1998, compared to $24.51 per barrel at September 30, 1999.

Midstream Results

  The following table reflects certain of our midstream operating information for the periods presented:

                                                    Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------
                                                     (in thousands)
Operating Results:
 Gross margin:
  Pipeline                                     $ 39,338         $ 8,110
  Gathering and marketing and
   terminalling and storage                      37,807          15,004
                                               --------         -------
   Total                                         77,145          23,114
General and administrative expense              (15,581)         (3,561)
                                               --------         -------
Gross profit                                   $ 61,564         $19,553
                                               ========         =======
Net income                                     $ 34,298         $10,393
                                               ========         =======
Average Daily Volumes (barrels):
 Pipeline Activities:
  All American
    Tariff activities                               106             117
    Margin activities                                54              42
  Other                                              43               -
                                               --------         -------
  Total                                             203             159
                                               ========         =======
Lease gathering                                     216              85
Bulk purchases                                      138              94
                                               --------         -------
  Total                                             354             179
                                               ========         =======
Terminal throughput                                  75              79
                                               ========         =======

  Pipeline Operations. Gross margin from pipeline operations was $39.3 million for the first nine months of 1999 compared to $8.1 million for the comparative 1998 period. The increase resulted primarily from increased margins from our pipeline merchant activities, the benefits of the Scurlock and West Texas Gathering System acquisitions and a full nine months of results from the All American Pipeline and SJV Gathering System, which were acquired effective July 30, 1998.

  The margin between revenue and direct cost of crude purchased was $24.1 million for the first nine months of 1999, compared to $2.6 million for the comparative 1998 period. Pipeline tariff revenues were approximately $34.8 million in the first nine months of 1999 compared to approximately $9.5 million for the same period of 1998. The increase in tariff revenues resulted primarily from an increase in tariff transport volumes due to the two 1999 acquisitions and a full nine months of results from the All American Pipeline. Pipeline operations and maintenance expenses were approximately $20.1 million for the first nine months of 1999 as compared to $4.0 million for the first nine months of 1998.

  Tariff transport volumes on the All American Pipeline decreased from an average of 117,000 barrels per day in the first nine months of 1998 to 106,000 barrels per day in the comparable current year period due primarily to a decrease in shipments of offshore California production, which decreased from approximately 91,000 barrels per day in the first nine months of 1998 to 81,000 barrels per day in the 1999 comparative period. Barrels associated with our merchant activities on the All American Pipeline increased from 42,000 barrels per day to 54,000 barrels per day in the first nine months of 1999. Tariff volumes shipped on the Scurlock and West Texas Gathering Systems averaged approximately 43,000 barrels per day during the first nine months of 1999.

  The following table sets forth the All American Pipeline average deliveries per day within and outside California for the nine months ended September 30, 1999 and 1998:

                                                    Nine Months Ended
                                                      September 30,
                                                  -----------------------
                                                    1999          1998
                                                  ---------     ---------
Deliveries:
  Average daily volumes (thousand barrels):
    Within California                                102           113
    Outside California                                58            46
                                                     ---           ---
      Total                                          160           159
                                                     ===           ===


  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $37.8 million for the first nine months of 1999 compared to $15.0 million in the prior year comparative period. The Scurlock acquisition contributed approximately $16.5 million to gross margin. The increase in gross margin is due to an increase in lease gathering and bulk purchase volumes, primarily as a result of the Scurlock acquisition, and an increase in storage capacity leased at our Cushing Terminal. Lease gathering volumes increased from an average of 85,000 barrels per day for the first nine months of 1998 to approximately 216,000 barrels per day in the current year period. Bulk purchase volumes increased from approximately 94,000 barrels per day in the first nine months of 1998 to approximately 138,000 barrels per day in the current year period. Throughput volumes at our terminals were down approximately 4,000 barrels per day in the current year period. This decrease was offset by increased leased terminal capacity which increased from approximately 1.1 million barrels per month in last year's first nine months to 1.9 million barrels per month during the current year period. The 1.1 million barrel expansion of our Cushing Terminal was placed in service in the second quarter of 1999.

General

  Total general and administrative expenses, including midstream activities, were approximately $20.6 million for the nine months ended September 30, 1999, an increase of $12.9 million as compared to the 1998 comparative period. Approximately $12.0 million of the increase is attributable to our midstream activities, and substantially all of that is associated with the May 1999 Scurlock acquisition, the July 1998 All American Pipeline acquisition, the expansion of our business activities and the operations of Plains All American Pipeline as a separate public entity. In the upstream segment, general and administrative expense was up about $0.4 million, and on a per unit basis increased from $0.68 per BOE last year to approximately $0.73 per BOE this year.

  Interest expense for first nine months of 1999 was $32.7 million, an increase of $8.3 million from last year's comparable period, as the result of the interest associated with the debt incurred for acquisitions that were made during 1998 and 1999 by Plains All American Pipeline. Interest at the corporate level was about $0.9 million above prior year amount. In October of this year, Plains All American Pipeline completed an equity offering for net proceeds of approximately $50.8 million which were used to reduce debt. We should see the benefit of the debt reduction on interest expense in the fourth quarter. Capitalized interest was approximately $3.2 million and $2.7 million for the nine months ended September 30, 1999 and 1998, respectively.

  Our total tax provision for the nine months ended September 30, 1999, was approximately $9.1 million, as compared to the comparative period 1998 tax provision of approximately $2.5 million. The increase is due to the increase in income before taxes between the two periods and a lower effective tax rate in the 1998 period. As a result of the actual utilization of certain tax assets and the reversal of an associated valuation allowance in 1998, our effective tax rate for the first nine months of 1998 was 28% as compared to a 39% effective tax rate in the current year period. In both periods, substantially all of our income tax provision was deferred.

  During the first nine months of 1999, we incurred a charge of $1.9 million related to noncash incentive compensation paid to certain officers and key employees of Plains All American Inc., the general partner of Plains All American Pipeline. In 1998, Plains All American Inc. granted the employees the right to earn ownership in common units of Plains All American Pipeline owned by Plains All American Inc. The units vest over a three-year period subject to Plains All American Pipeline paying distributions on their common and subordinated units. In addition, a $1.4 million restructuring charge, primarily associated with severance-related expenses, was also incurred by Plains All American Pipeline. As a result of the restructuring, Plains All American Pipeline expects to reduce costs by approximately $1.3 million per year.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning in 2001. We have not yet determined the effect that the adoption of SFAS 133 will have on its financial position or results of operations.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

Subordinated Debt Issuance

  On September 22, 1999, we sold $75 million principal amount of Senior Subordinated Notes due 2006, Series E, bearing a coupon rate of 10.25%. The Series E Notes were issued pursuant to a Rule 144A private placement at approximately 101% of par, for a yield-to-worst of 9.97%. The stated coupon rate of interest and maturity date are the same as those of our existing $200 million principal amount of senior subordinated notes. Our net proceeds, after costs of the transaction, were approximately $74.6 million, and were used to reduce the outstanding balance on our revolving credit facility.

  The Series E Notes are redeemable, at our option, on or after March 15, 2001 at 105.13% of the principal amount thereof, at decreasing prices thereafter prior to March 15, 2004, and thereafter at 100% of the principal amount thereof plus accrued interest to the date of redemption.

Plains All American Pipeline Public Offering

  In October 1999, Plains All American Pipeline completed a public offering of an additional 2,990,000 Common Units, representing limited partner interests in Plains All American Pipeline, at $18.00 per unit. Net proceeds to Plains All American Pipeline were approximately $50.8 million after deducting underwriters' discounts and commissions and offering expenses of approximately $3.1 million. These proceeds, together with our capital contribution of approximately $0.5 million to maintain our 2% general partner interest, were used to reduce outstanding debt. Approximately $44 million was used to reduce the term loan portion of the Plains Scurlock credit facility and the remainder was used to reduce the balance outstanding on Plains All American Pipeline's other revolving credit facility.

Sale of Crude Oil Linefill

  Plains All American Pipeline has begun implementing plans to sell approximately 5.2 million barrels of crude oil linefill owned by Plains All American Pipeline. The sale process will commence in December and should be substantially completed by the end of the first quarter of 2000. Proceeds from the sale of the linefill are expected to be approximately $100 million, net of associated costs, and will be used to reduce outstanding debt. We estimate that as a result, annual interest expense will decrease by approximately $8 million. Plains All American Pipeline estimates that it will recognize a gain of approximately $40 to 45 million in connection with the sale of the linefill.

  At September 30, 1999, our long-term debt was $653 million. Pro forma for the linefill sale proceeds and Plains All American Pipeline's October 1999 public unit offering, our total long-term debt will be reduced to approximately $503 million. As a result, our debt-to-total capitalization will improve to approximately 55% as compared to 65% at September 30, 1999.

  Plains All American Pipeline owns 100% of the 5.2 million barrels of crude oil linefill located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, a subsidiary of Plains All American Pipeline has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. This section of the line is under FERC jurisdiction and eligible shippers may initiate their own shipments by providing the 5.2 million barrels of crude oil linefill required to operate the line, paying the posted tariff and committing to minimum throughput volumes that are necessary to operate the pipeline. Pending receipt of third party nominations and the requisite crude oil linefill, All American Pipeline will suspend shipments on this segment of the line. No other segment of the All American Pipeline will be affected. For the twelve months ended September 30, 1999, Plains All American Pipeline reported gross margin of approximately $4 million from volumes transported on this segment of the line.

  The line will initially be kept in a state of readiness to service any third party shippers that elect to transport crude oil on this segment of the line, subject to their providing the required 5.2 million barrels of crude oil linefill. Depending on market conditions, Plains All American Pipeline may replace the linefill at a future date and recommence its own shipments. In the event this segment of the line remains unused for a reasonable period of time, Plains All American Pipeline intends to evaluate alternative uses for this segment of the pipeline. Plains All American Pipeline believes that no impairment of the asset is necessary at this time.

Scurlock Acquisition

  On May 12, 1999, Plains Scurlock Permian, L.P., a limited partnership of which Plains All American Inc. is the general partner and Plains Marketing, L.P. is the limited partner, completed the Scurlock acquisition. Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $142 million.

  Financing for the Scurlock acquisition was provided through:

  . borrowings of approximately $92 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A.;

  . the sale to the general partner of 1.3 million Class B common units of Plains All American Pipeline for a total cash consideration of $25 million representing a purchase price of $19.125 per unit, the price equal to the market value of our common units on May 12, 1999; and

  .  a $25 million draw under our existing revolving credit agreement.

  The Class B common units are pari passu with common units with respect to quarterly distributions, and after November 12, 1999 are convertible into common units upon approval by a majority of the common units voting at a meeting of unitholders. If the approval of a conversion by the common unitholders is not obtained within 120 days of a request by the Class B unitholders, the Class B unitholders will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the initial 120 day period. Except for the vote to approve the conversion, the Class B units have the same voting rights as the common units.

West Texas Gathering System Acquisition

  On July 15, 1999, Plains Scurlock Permian, L.P. completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36 million, including transaction costs. The total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines and approximately 2.9 million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for amounts paid at closing was provided by a draw under the term loan portion of the Plains Scurlock credit facility.

Plains All American Pipeline Distributions

  On November 12, 1999, Plains All American Pipeline paid a cash distribution of $0.48125 per unit on their outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on November 1, 1999. The total distribution paid was approximately $17.1 million, with approximately $7.7 million paid to public unitholders and the remainder paid to us for our limited and general partner interests. This distribution represents an increase of $.01875 per unit over the previous quarter's distribution. This current distribution level represents an increase of 6.9% over the minimum quarterly distribution specified in the partnership agreement of $0.45 per unit.

Series E Preferred Stock

  On September 9, 1999, 3,408 shares of Series E Preferred Stock, including accrued dividends, were converted into 98,613 shares of Common Stock at a conversion price of $18.00 per share. After such conversion, there were 177,625 shares of the Series E Preferred Stock outstanding with a liquidation value of approximately $88.8 million.

  On October 1, 1999, we paid a cash dividend of approximately $4.2 million on the Series E Preferred Stock for the period April 1, 1999 through September 30, 1999.

Credit Facilities

  We have a $225 million revolving credit facility with a group of banks. The revolving credit facility is guaranteed by all of our upstream subsidiaries and is collateralized by our oil and gas properties and the guaranteeing subsidiaries and the stock of all upstream subsidiaries. The borrowing base under the revolving credit facility at September 30, 1999, is $225 million and is subject to redetermination from time to time by the lenders in good faith, in the exercise of the lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for oil and natural gas loans to borrowers similar to our company. Our borrowing base may be affected from time to time by the performance of our oil and natural gas properties and changes in oil and natural gas prices. We incur a commitment fee of 3/8% per annum on the unused portion of the borrowing base. The revolving credit facility, as amended, matures on July 1, 2001, at which time the remaining outstanding balance converts to a term loan which is repayable in sixteen equal quarterly installments commencing October 1, 2001, with a final maturity of July 1, 2005. The revolving credit facility bears interest, at our option of either LIBOR plus 1 3/8% or Base Rate (as defined therein). At September 30, 1999, outstanding borrowings under the revolving credit facility were approximately $50.1 million.

  The Plains Scurlock credit facility consists of a five-year $126.6 million term loan and a three-year $35 million revolving credit facility. The Plains Scurlock credit facility is nonrecourse to Plains All American Pipeline, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by substantially all of the assets of Plains Scurlock Permian, L.P. and its subsidiaries, including the Scurlock assets and the West Texas Gathering System. Borrowings under the term loan bear interest at LIBOR plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to 0.5% per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity of May 2004. In addition, Plains Scurlock has interest rate swap and collar arrangements for an aggregate notional principal amount of $90 million. As of September 30, 1999, letters of credit of approximately $14.0 million were outstanding under the revolver and borrowings of $126.6 and $8.0 million were outstanding under the term loan and revolver, respectively. The term loan was reduced to $82.6 million in connection with Plains All American Pipeline's October 1999 public unit offering.

  Concurrently with the closing of Plains All American Pipeline's initial public offering, All American Pipeline, L.P. entered into a $225 million bank credit agreement that includes a $175 million term loan facility and a $50 million revolving credit facility. The bank credit agreement is secured by a lien on substantially all of Plains All American Pipeline's assets except the assets which secure the Plains Scurlock credit facility. All American Pipeline, L.P. may borrow up to $50 million under the revolving credit facility for acquisitions, capital improvements, working capital and general business purposes. At September 30, 1999, All American Pipeline, L.P. had $175 million outstanding under the term loan facility, representing indebtedness assumed from the general partner and $14.3 million outstanding under the revolving credit facility. The term loan facility matures in 2005, and no principal is scheduled for payment prior to maturity. The term loan facility may be prepaid at any time without penalty. The revolving credit facility expires in November 2000.

  In August 1999, we terminated a swap arrangement on an aggregate notional principal amount of $175 million which was used to hedge the interest rate under the All American Pipeline term loan facility. We received consideration of approximately $10.9 million, which is being amortized over the life of the loan as a reduction in interest expense. The balance of this transaction has been classified on our Consolidated Balance Sheet under Other Long-Term Liabilities and Deferred Credits. Additionally, All American Pipeline entered into new interest rate collar arrangements on a notional principal amount of $125 million.

  Plains Marketing, L.P. has a $175 million letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk or designated as working inventory. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of Plains Marketing, L.P.'s current assets and current liabilities, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. This facility is secured by a lien on substantially all of Plains All American Pipeline's assets except the assets which secure the Plains Scurlock credit facility. At September 30, 1999, the borrowing base under the letter of credit facility supported the full $175 million of availability. The letter of credit facility has a $40 million sublimit for borrowings to finance hedged inventories of crude oil. At September 30, 1999, there were letters of credit of approximately $90.7 million and borrowings of $30.3 million outstanding under this facility.

  Plains All American Pipeline intends to amend or replace its existing credit facilities, except for the $175 million letter of credit and borrowing facility, to enable it to consolidate its various credit facilities and increase the size to approximately $450 million to $500 million. This will increase the unused availability of the credit facilities and, therefore, Plains All American Pipeline's liquidity and flexibility. At September 30, 1999, pro forma for Plains All American Pipeline's October public offering, the aggregate balance of long-term debt outstanding on all of Plains All American Pipeline's existing facilities was approximately $273 million. While Plains All American Pipeline is in discussions with its principal lenders under each of their credit facilities, we cannot assure you that they will be successful in obtaining borrowing capacity in excess of what is currently available or that the terms under any new or amended facility will be as or more favorable than those contained in Plains All American Pipeline 's existing facilities.

Investing and Financing Activities

Net cash flows used in investing activities were $239.0 million and $462.3 million for the nine months ended September 30, 1999 and 1998, respectively. In 1999 these amounts include:

   . approximately $136.4 million paid in connection with the Scurlock acquisition (net of Scurlock cash on hand at the acquisition date);
   . approximately $35.3 million paid in connection with the acquisition of the West Texas Gathering System;
   . payments of approximately $7.8 million for crude oil pipeline, gathering and terminal assets, including approximately $4.8 million related to the expansion of Plains All American Pipeline's Cushing Terminal facility; and
   . payments for upstream acquisition, exploration, exploitation and development costs of approximately $57.7 million.

In 1998 these amounts include:

   . approximately $393.9 million paid in connection with the acquisition of the All American Pipeline and the SJV Gathering System;
   . payments for upstream acquisition, exploration, exploitation and development costs of $62.7 million;
   . payments of approximately $3.4 million for crude oil pipeline, gathering and terminal assets;
   .  payments of approximately $2.4 million for other property additions.

Net cash provided by financing activities were $228.4 million and $431.0 million for the nine months ended September 30, 1999 and 1998, respectively. In 1999 these amounts include:

   . proceeds of approximately $74.6 million from the issuance of our Series E Senior Subordinated Notes ;
   . proceeds of $117.0 million borrowed under Plains All American Pipeline's credit facilities to fund the Scurlock acquisition;
   . proceeds of approximately $36.6 million borrowed under Plains All American Pipeline's credit facilities to fund the West Texas Gathering System acquisition;
   . borrowings and repayments of approximately $128.4 million and $133.1 million, respectively, under Plains All American Pipeline's revolving credit facilities to fund its operating cash requirements;
   . borrowings and repayments of approximately $125.6 million and $78.0 million, respectively, under our revolving credit facility to fund our upstream acquisition, exploration, exploitation and development activities;
   . short-term borrowings and repayments under Plains All American Pipeline's letter of credit and borrowing facility of approximately $42.2 million and $21.7 million, respectively, for hedged inventory transactions; and
   . cash distributions paid to Plains All American Pipeline's public unitholders of approximately $14.5 million.

In 1998 these amounts include the following amounts related to the acquisition of the All American Pipeline and the SJV Gathering System:

   . approximately $300 million in borrowings and $15 million of repayments under Plains All American Inc.'s credit facility;

   . proceeds of $85 million from the issuance of our Series E Preferred Stock; . borrowings of approximately $16 million under our revolving credit facility to fund our capital contribution to Plains All American Inc.; and . debt issue costs of approximately $6.1 million.

In 1998 financing activities also include:

   . borrowings and repayments of approximately $155.2 million and $96.7 million, respectively, under our revolving credit facility to fund our upstream acquisition, exploration, exploitation and development activities; and
   . short-term borrowings and repayments of approximately $28.8 million and $35.3 million, respectively, for hedged inventory transactions.

CHANGING OIL AND NATURAL GAS PRICES

  Our upstream activities are affected by changes in crude oil prices which have historically been volatile. Although we have routinely hedged a substantial portion of our crude oil production and intend to continue this practice, substantial future crude oil price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low crude oil prices could affect our ability to raise capital on favorable terms. In order to manage our exposure to commodity price risk, we have routinely hedged a portion of our crude oil production. For the fourth quarter of 1999, we have entered into crude oil swap agreements for an average of 16,500 barrels per day at an average NYMEX WTI crude oil price of approximately $18.25 per barrel. This hedge position is equivalent to approximately 67% of third quarter 1999 average daily crude oil volumes. For 2000, we have entered into various arrangements which will provide for us to receive an average minimum NYMEX WTI price of approximately $16.00 per barrel on 18,500 barrels per day (equivalent to 75% of third quarter 1999 crude oil production levels). Approximately 10,000 barrels per day of the volumes hedged in 2000 will participate in price increases above the $16.00 per barrel floor price, subject to a ceiling limitation of $19.75 per barrel. The foregoing NYMEX WTI crude oil prices are before quality and location differentials. Management intends to continue to maintain hedging arrangements for a significant portion of our production. Such contracts may expose us to the risk of financial loss in certain circumstances.

YEAR 2000

  Year 2000 Issue. Some software applications, hardware and equipment, and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability, if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on us because we directly depend on our own applications, equipment and systems and indirectly depend on those of third parties with which we do business. Our key applications, equipment, and automated systems consist of:

   .  financial systems applications;
   .  computer hardware and equipment;
   .  embedded chip systems; and
   .  third-party developed software.

  Year 2000 Project. In order to address the year 2000 issue, we have established a year 2000 project team. As we evaluate new properties for acquisition, we perform a pre-acquisition assessment to determine year 2000 readiness. Upon acquisition, we incorporate these properties into the year 2000 project. The project team coordinates the five phases of the year 2000 project. Those phases are:

   .  assessment;
   .  remediation;
   .  testing;
   . implementation of the necessary modifications; and . contingency planning.

  The year 2000 project also includes the evaluation of the extent and status of the year 2000 compliance efforts of third parties who are material to our operations and business units. In conjunction with our internal efforts, we retained a year 2000 consulting firm to review certain operations of all our business units and to perform an assessment of certain field equipment which has embedded chip systems. We have substantially completed performing the necessary remediation, testing and modification of embedded chip systems which are critical to our field operations.

  Year 2000 Project Status. All phases of our year 2000 project are substantially complete for all key applications, equipment, and automated systems.

  An integral part of the year 2000 project is communication with our critical suppliers and key customers and partners to determine whether their operations and/or services or products will be year 2000 ready. We have contacted all of these third parties requesting information on the status of their year 2000 efforts and have substantially completed our evaluation of their responses. We are making additional inquiries as needed.

  Contingency Planning. We have developed appropriate contingency plans for each material "at risk" business activity to provide an alternative means of functioning in an attempt to minimize the effect of the potential year 2000 disruptions, both internally and with third parties. The contingency plans are expected to be completed by December 1, 1999. Communication with business partners that are critical to our business will continue throughout the remainder of 1999 and our contingency plans address any concerns regarding the year 2000 readiness of these third parties to the extent we believe it is necessary.

  Costs of the Year 2000 Project. Through September 30, 1999, we have incurred approximately $1.8 million for our year 2000 project, approximately $0.8 million of which were costs paid to third parties. While the total cost of our year 2000 project is still being evaluated, we currently estimate that the costs of the project to be incurred in the remainder of 1999 and 2000 is between $0.5 million and $0.7 million. We anticipate that approximately $0.4 million will be paid to third parties. We expect to fund these expenditures with cash from operations or borrowings.

  Risk of Non-Compliance. The items that pose the greatest year 2000 risks for us if implementation of the year 2000 project is not successful are our financial systems applications, our pipeline supervisory control and data acquisition ("SCADA") systems and embedded chip systems in our field equipment. The potential problems if the year 2000 project is not successful with respect to the financial systems applications are disruptions of our revenue gathering from and distribution to our customers and vendors and the inability to perform our other financial and accounting functions. Failures of SCADA systems or embedded chip systems in our field equipment or our customers' equipment could disrupt our upstream exploitation and production activities and our midstream crude oil transportation, terminalling and storage activities and our gathering and marketing activities.

  While we believe that the year 2000 project will substantially reduce the risks associated with the year 2000 issue, there can be no assurance that we will be successful in completing each and every aspect of the project on schedule, and if successful, that the project will have the expected results. Due to the general uncertainty inherent in the year 2000 issue, we cannot conclude that our failure or the failure of third parties to achieve year 2000 compliance will not adversely affect our financial position, results of operations or cash flows. Specific factors that might affect the success of our year 2000 efforts and the occurrence of a year 2000 disruption or expense include:

   . our failure or the failure of our consultants to properly identify deficient systems;
   . the failure of the selected remedial action to adequately address any deficiencies;
   . our failure or the failure of our consultants to complete the remediation in a timely manner, due to shortages of qualified labor or other factors;
   . unforeseen expenses related to the remediation of existing systems or the transition to replacement systems; and
   . the failure of third parties to become compliant or to adequately notify us of potential non-compliance.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We are exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage our exposure, we monitor our inventory levels, current economic conditions and our expectations of future commodity prices and interest rates when making decisions with respect to risk management. We do not enter into derivative transactions for speculative trading purposes. Substantially all of our derivative contracts are exchanged or traded with major financial institutions and the risk of credit loss is considered remote.

  Commodity Price Risk. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below:


                                                         Change in Fair
                                            Fair         Value from 10%
                                           Value       Adverse Price Change
                                         ---------    ----------------------
At September 30, 1999 (in millions)
  Crude Oil:
    Swaps                                 $(18.2)             $(8.5)
    Futures and option contracts            (6.9)             (12.8)

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal payments and the related weighted average interest rates by expected maturity dates for debt outstanding at September 30, 1999. Our variable rate debt bears interest at LIBOR plus the applicable margin. The average interest rates presented below are based upon rates in effect at September 30, 1999. The carrying value of variable rate bank debt approximates fair value as interest rates are variable, based on prevailing market rates. The fair value of fixed rate debt was based on quoted market prices based on trades of subordinated debt. The fair value of the Redeemable Preferred Stock approximates its liquidation value at September 30, 1999.

                                   ---------------------------------------------------------------------------
                                                            Expected Year of Maturity
                                   ---------------------------------------------------------------------------    Fair
                                      1999      2000       2001      2002      2003     Thereafter     Total      Value
                                   ---------  --------   -------   -------   -------   -----------   ---------  ---------
                                                                   (dollars in millions)
Liabilities:
  Short-term debt  - variable rate    $30.3    $    -    $    -    $    -    $    -       $     -     $  30.3     $ 30.3
    Average interest rate              6.88%                                                             6.88%
  Long-term debt - variable rate          -      15.0       3.8      21.2      13.2         320.8       374.0      374.0
    Average interest rate                 -      8.26%     7.41%     8.00%     7.25%         7.71%       7.73%
  Long-term debt - fixed rate             -         -         -         -         -         275.0       275.0      276.4
    Average interest rate                 -         -         -         -         -         10.25%      10.25%
Redeemable Preferred Stock                -         -         -         -         -          88.8        88.8       88.8

  Interest rate swaps and collars are used to hedge the interest rate on underlying debt obligations. These instruments hedge the interest rate on specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At September 30, 1999, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $240 million. We would pay approximately $50,000 if such arrangements were terminated as of such date.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are subject to risks and uncertainties including, among other things, market conditions, drilling and operating hazards, uncertainties inherent in estimating oil and natural gas reserves, uncertainties inherent in the year 2000 issue, environmental liabilities not covered by an indemnity or insurance and other factors discussed in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1998.

PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

Item 6 - Exhibits and Reports on Form 8-K

   A.  Exhibits

       4(a) Indenture dated as of September 15, 1999, among Plains Resources, Inc. the Subsidiary Guarantors named therein and Chase Bank of Texas, National Association, as Trustee.

       4(b) Registration Rights Agreement dated as of September 22, 1999, among Plains Resources, Inc. the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc. and First Union Capital Markets Corp.

      10(q) Fourth Amendment to Fourth Amended and Restated Credit Agreement dated September 15, 1999 among the Company and First Union National Bank.

      27.    Financial Data Schedule

   B.  Reports on Form 8-K

       A Form 8-K with respect to the News Release announcing the completion of the sale of $75 million principal amount of Senior Subordinated Notes Due 2006 was filed on September 23, 1999.

       Amendment No. 2 to Current Report was filed on September 16, 1999, on Form 8-K/A which amends the financial statements, exhibits or other portions of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 1999, with respect to the PAA's acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                        PLAINS RESOURCES INC.



Date:  November 15, 1999                By:  /s/ Cynthia A. Feeback
                                           --------------------------------
                                        Cynthia A. Feeback, Vice President
                                        - Accounting and Assistant Treasurer
                                        (Principal Accounting Officer)