Form 10-Q
period 2000-03-31
PLAINS RESOURCES INC
filed 2000-05-15
CIK 350426

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECITON 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

17,979,237 shares of common stock $0.10 par value, issued and outstanding at May 9, 2000.

================================================================================

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                            Page

PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     March 31, 2000 and December 31, 1999.................    3
Consolidated Statements of Operations:
     For the three months ended March 31, 2000 and 1999... 4 Consolidated Statements of Cash Flows:
     For the three months ended March 31, 2000 and 1999...    5
Notes to Consolidated Financial Statements................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS..................   17

PART II. OTHER INFORMATION................................   26

                         PLAINS RESOURCES INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)

                                                                  March 31,         December 31,
                                                                     2000               1999
                                                                ---------------    ---------------
                                                                 (unaudited)
                 ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $    17,626       $    68,228
Accounts receivable and other                                          525,612           521,948
Inventory                                                               59,649            78,349
Assets held for sale (Note 4)                                              -             103,615
                                                                   -----------       -----------
Total current assets                                                   602,887           772,140
                                                                   -----------       -----------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method
  Subject to amortization                                              686,152           671,928
  Not subject to amortization                                           53,140            52,031
Crude oil pipeline, gathering and terminal assets                      460,698           458,502
Other property and equipment                                             6,455             7,706
                                                                   -----------       -----------
                                                                     1,206,445         1,190,167
Less allowance for depreciation, depletion and amortization           (410,591)         (402,514)
                                                                   -----------       -----------
                                                                       795,854           787,653
                                                                   -----------       -----------
OTHER ASSETS                                                           105,324           129,767
                                                                    -----------       -----------
                                                                   $ 1,504,065       $ 1,689,560
                                                                   ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                     $   541,604       $   546,393
Notes payable and other current obligations                                511           109,880
                                                                   -----------       -----------
Total current liabilities                                              542,115           656,273
BANK DEBT                                                              135,800           137,300
BANK DEBT OF A SUBSIDIARY                                              159,100           259,450
SUBORDINATED DEBT                                                      277,822           277,909
OTHER LONG-TERM DEBT                                                     2,044             2,044
OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                        14,533            21,107
                                                                   -----------       -----------
                                                                     1,131,414         1,354,083
                                                                   -----------       -----------
MINORITY INTEREST                                                      176,580           156,045
                                                                   -----------       -----------
CUMULATIVE CONVERTIBLE PREFERRED STOCK,
 STATED AT LIQUIDATION PREFERENCE                                      138,813           138,813
                                                                   -----------       -----------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
 AND OTHER STOCKHOLDERS' EQUITY

Series D Cumulative Convertible Preferred Stock, $1.00 par value,
 46,600 shares authorized, issued and outstanding,                      23,300            23,300
Common Stock, $0.10 par value, 50,000,000 shares authorized;
 issued and outstanding 17,951,856 and 17,924,050 shares at
 March 31, 2000 and December 31, 1999, respectively                      1,795             1,792
Additional paid-in capital                                             130,268           130,027
Accumulated deficit                                                    (98,105)         (114,500)
                                                                   -----------       -----------
                                                                        57,258            40,619
                                                                   -----------       -----------
                                                                   $ 1,504,065       $ 1,689,560
                                                                   ===========       ===========

                    See notes to consolidated financial statements.

                         PLAINS RESOURCES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)
                                      (unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                                2000           1999
                                                            -------------  -------------
                                                                            (restated)
REVENUES
Oil and natural gas sales                                    $    33,292     $  21,142
Marketing, transportation, storage and terminalling
 revenues                                                        998,928       455,760
Gain on sale of assets (Note 4)                                   48,188             -
Interest and other income                                          4,814            69
                                                             -----------     ---------
                                                               1,085,222       476,971
                                                             -----------     ---------
EXPENSES
Production expenses                                               15,495        11,563
Marketing, transportation, storage and terminalling expenses     962,766       436,565
Unauthorized trading losses and related expenses (Note 3)              -        21,205
General and administrative                                        11,081         4,062
Depreciation, depletion and amortization                          15,212         7,170
Interest expense                                                  15,874         8,753
                                                             -----------     ---------
                                                               1,020,428       489,318
                                                             -----------     ---------
Income (loss) before income taxes,
 minority interest and extraordinary item                         64,794       (12,347)
Minority interest                                                 29,584        (4,289)
                                                             -----------     ---------
Income (loss) before income taxes and extraordinary item          35,210        (8,058)
Deferred income tax expense (benefit)                             13,732        (2,897)
                                                             -----------     ---------
Income (loss) before extraordinary item                           21,478        (5,161)
Extraordinary item, net of tax benefit
 and minority interest                                            (1,365)           -
                                                             -----------     ---------
NET INCOME (LOSS)                                                 20,113        (5,161)
Less:  cumulative preferred stock dividends                        3,718         2,361
                                                             -----------     ---------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS           $    16,395     $  (7,522)
                                                             ===========     =========
Basic earnings (loss) per share:
  Income (loss) before extraordinary item                    $      0.99     $   (0.45)
  Extraordinary item                                               (0.08)            -
                                                             -----------     ---------
Net income (loss)                                            $      0.91     $   (0.45)
                                                             ===========     =========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary item                    $      0.73     $   (0.45)
  Extraordinary item                                               (0.05)            -
                                                             -----------     ---------
  Net income (loss)                                          $      0.68     $   (0.45)
                                                             ===========     =========


                    See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2000           1999
                                                           -------------  --------------
                                                                            (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                            $  20,113        $ (5,161)
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                      15,212           7,170
  Gain on sale of assets (Note 4)                              (48,188)
  Minority interest in income of a subsidiary                   27,677          (4,289)
  Deferred income taxes                                         12,859          (2,897)
  Other noncash items                                           (3,834)            390
Change in assets and liabilities from operating activities:
  Accounts receivable and other                                (28,711)        (36,485)
  Inventory                                                    (19,312)         13,863
  Pipeline linefill                                                -            (2,490)
  Accounts payable and other current liabilities               (11,966)         33,747
                                                             ---------        --------
Net cash provided by (used in) operating activities            (36,150)          3,848
                                                             ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES

Payments for crude oil pipeline, gathering and terminal
 assets                                                         (2,198)         (2,702)
Payments for acquisition, exploration and development
 costs                                                         (12,764)        (27,936)
Payments for additions to other property and assets               (137)           (532)
Proceeds from sale of assets (Note 4)                          219,100               -
                                                             ---------        --------
Net cash provided by (used in) investing activities            204,001         (31,170)
                                                             ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                    66,100          78,300
Proceeds from short-term debt                                   20,000           4,250
Principal payments of long-term debt                          (192,100)        (47,500)
Principal payments of short-term debt                         (105,219)         (9,900)
Distributions to unitholders of subsidiary                      (7,234)         (2,525)
Other                                                              -              (958)
                                                             ---------        --------
Net cash provided by (used in) financing activities           (218,453)         21,667
                                                             ---------        --------
Net decrease in cash and cash equivalents                      (50,602)         (5,655)
Cash and cash equivalents, beginning of period                  68,228           6,544
                                                             ---------        --------
Cash and cash equivalents, end of period                     $  17,626        $    889
                                                             =========        ========

                 See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of Plains Resources Inc., our wholly-owned subsidiaries and Plains All American Pipeline, L.P. ("PAA"), in which we have an approximate 54% ownership interest. Plains All American Inc., one of our wholly-owned subsidiaries, serves as PAA's sole general partner. For financial statement purposes, the assets, liabilities and earnings of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.

  The accompanying consolidated financial statements and related notes present our consolidated financial position as of March 31, 2000 and December 31, 1999 and the results of our operations and cash flows for the three months ended March 31, 2000 and 1999. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to our Form 10-K for the year ended December 31, 1999, filed with the SEC.

  The adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results for the three months ended March 31, 2000 are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to the prior period to conform to the current period presentation. We evaluate the capitalized costs of our oil and natural gas properties on an ongoing basis and have utilized the most recently available information to estimate our reserves at March 31, 2000, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

 Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning in 2001. We have not yet determined the impact of adopting SFAS 133; however, this standard could increase volatility in earnings and retained earnings (deficit) through comprehensive income.

NOTE 2 -- INVENTORY AND OTHER ASSETS

  Inventory consists of the following (in thousands):

                                        March 31,        December 31,
                                          2000               1999
                                        ---------        ------------
                Crude oil               $54,887            $73,535
                Materials and supplies    4,762              4,814
                                        -------            -------
                                        $59,649            $78,349
                                        =======            =======

  Other assets consist of the following (in thousands):

                                        March 31,       December 31,
                                          2000              1999
                                        ---------       ------------
        Pipeline linefill               $ 17,633        $ 17,633
        Deferred tax asset                54,515          67,366
        Land                               8,853           8,853
        Debt issue costs                  27,981          35,101
        Other                             11,600          10,965
                                        --------        --------
                                         120,582         139,918
        Accumulated amortization         (15,258)        (10,151)
                                        --------        --------
                                        $105,324        $129,767
                                        ========        ========

NOTE 3 -- UNAUTHORIZED TRADING LOSSES AND RESTATED FINANCIAL STATEMENTS

  In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred primarily from March through November 1999, and that the impact warranted a restatement of previously reported financial information for 1999 and 1998. Because the financial statements of PAA are consolidated with our financial statements, adverse effects on the financial statements of PAA directly affect our consolidated financial statements. Consequently, the consolidated financial statements for 1999 appearing in this report were previously restated to reflect the unauthorized trading losses.

NOTE 4 -- ASSET DISPOSITIONS

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was completed in March 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, one of our subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear in July 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used (1) to repay outstanding indebtedness under PAA's $65.0 million senior secured term credit facility entered into in December 1999 to fund short-term working capital requirements resulting from the unauthorized trading losses and (2) for general working capital purposes. We recognized a total gain of $44.6 million, of which $16.5 million was recorded in the fourth quarter of 1999.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a gain of approximately $20.1 million in connection with the sale in the first quarter of 2000. Proceeds from the sale were used to permanently reduce the all American Pipeline, L.P. term loan facility. As a result, $3.1 million of unamortized net gains realized upon termination of interest rate swaps, were recognized in the first quarter of 2000 and are included in interest and other income.

NOTE 5 -- ACQUISITIONS

 Scurlock Acquisition

  On May 12, 1999, PAA completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and closing and financing costs, the cash purchase price was approximately $141.7 million.

 Pro Forma Results for the Scurlock Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net loss and basic and diluted net loss per share as if the Scurlock acquisition, which was effective May 1, 1999, had occurred on January 1, 1999 (in thousands, except per share data):

                                                        Three Months
                                                           Ended
                                                        March 31, 1999
                                                        --------------
                Revenues                                  $749,020
                                                          ========
                Net loss                                  $ (1,734)
                                                          ========
                Net loss per share available to common
                 stockholders:
                    Basic and diluted                     $  (0.24)
                                                          ========

NOTE 6 -- EARNINGS PER SHARE

  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income (loss) from continuing operations before extraordinary item for the three months ended March 31, 2000 and 1999 (in thousands, except per share amounts):

                                                        For the Three Months Ended March 31,
                                        --------------------------------------------------------------------
                                                      2000                         1999 (restated)
                                       --------------------------------- ----------------------------------
                                          Income      Shares      Per       Income       Shares      Per
                                        (Numera-    (Denomi-    Share     (Numera-     (Denomi-    Share
                                          tor)       nator)     Amount      tor)        nator)     Amount
                                       ------------ ---------- --------- ------------ ----------- ---------
Net income (loss) before
 extraordinary item                       $ 21,478                          $ (5,161)
Less:  preferred stock dividends            (3,718)                           (2,361)
                                          --------                          --------
Income (loss) available to
 common stockholders                        17,760     17,947    $ 0.99       (7,522)     16,890   $ (0.45)
                                                                 ======                            =======
Effect of dilutive securities:
  Convertible preferred stock                3,718     10,935                      -           -
  Employee stock options and warrants            -        670                      -           -
                                          --------     ------               --------      ------
Income (loss) available to common
 stockholders assuming dilution           $ 21,478     29,552    $ 0.73     $ (7,522)     16,890   $ (0.45)
                                          ========     ======    ======     ========      ======   ========

NOTE 7 -- EXTRAORDINARY ITEM

  During the quarter ended March 31, 2000, we recognized an extraordinary loss of $4.1 million, $1.4 million net of minority interest and taxes, related to the early extinguishment of debt. The loss is related to the permanent reduction of the All American Pipeline, L.P. term loan facility with proceeds from the sale of the segment of the All American Pipeline (see Note 4).

NOTE 8 -- OPERATING SEGMENTS

  Our operations consist of two operating segments: (1) Upstream Operations - engages in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and (2) Midstream Operations - engages in pipeline transportation, purchases and resales of crude oil at various points along the distribution chain and the leasing of certain terminalling and storage assets. We evaluate performance based on gross margin, gross profit and income
(loss) before income taxes and minority interest.

(in thousands) (unaudited)                                      Upstream       Midstream         Total
-----------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2000
Revenues:
  External Customers                                              $ 33,292       $ 998,928     $ 1,032,220
  Intersegment (a)                                                       -             390             390
  Gain on sale of assets                                                 -          48,188          48,188
  Other income (expense)                                            (2,696)          7,510           4,814
                                                                  --------     -----------     -----------
    Total revenues of reportable segments                         $ 30,596     $ 1,055,016     $ 1,085,612
                                                                  ========     ===========     ===========
Segment gross margin (b)                                          $ 17,797        $ 36,162        $ 53,959
Segment gross profit (c)                                            15,367          27,511          42,878
Segment income before income taxes,
 minority interest and extraordinary item                              769          64,025          64,794
Total assets                                                       423,604       1,080,461       1,504,065
-----------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 1999 (restated)
Revenues:
  External Customers                                              $ 21,142       $ 455,760       $ 476,902
  Intersegment (a)                                                       -             327             327
  Interest income                                                      (28)             97              69
                                                                  --------       ---------       ---------
    Total revenues of reportable segments                         $ 21,114       $ 456,184       $ 477,298
                                                                  ========       =========       =========
Segment gross margin (b)                                           $ 9,579        $ (2,010)        $ 7,569
Segment gross profit (c)                                             7,968          (4,461)          3,507
Segment loss before income taxes and
 minority interest                                                  (1,959)        (10,388)        (12,347)
-----------------------------------------------------------------------------------------------------------

a)  Intersegment sales were conducted on an arm's length basis.
b) Gross margin is calculated as revenues less cost of sales and operations expenses.
c) Gross profit is calculated as revenues less costs of sales and operations and general and administrative expenses.

NOTE 9 -- PREFERRED STOCK DIVIDENDS

  On April 1, 2000, we paid cash dividends of approximately $6.0 million on our Series D, F and G preferred stock. The dividends on the Series D and F preferred stock are for the period from October 1, 1999 through March 31, 2000. The Series F preferred stock was issued on December 15, 1999 and such dividend covers the period from that date through March 31, 2000.

NOTE 10 -- SUBSEQUENT EVENTS

  On May 8, 2000, PAA entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. PAA is a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. PAA entered into the credit agreements in order to:

 .  refinance the existing bank debt of Plains Marketing, L.P. and Plains
   Scurlock Permian, L.P. in conjunction with the merger of these subsidiaries;
 .  refinance existing bank debt of All American Pipeline, L.P.;
 . repay us up to $114.0 million plus accrued interest of subordinated debt, and . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  PAA's new bank credit agreements consist of:

 . a $400 million senior secured revolving credit facility. At closing, PAA had $256.0 million outstanding under the revolving credit facility. The revolving credit facility is secured by substantially all of PAA's assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at PAA's option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. PAA incurs a commitment fee on the unused portion of the revolving credit facility.

 . A $300 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The letter of credit facility is secured by substantially all of PAA's assets and has a sublimit for cash borrowings of $100 million to purchase crude oil which has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of our current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. At closing, there were letters of credit of approximately $173.8 million and borrowings of approximately $20.3 million outstanding under this facility.

  PAA's bank credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting PAA's ability to, among other things:

 .  incur indebtedness;
 .  grant liens;
 .  sell assets;
 .  enter into hedging contracts;
 .  make investments;
 .  extend credit;
 .  engage in transactions with affiliates;
 .  enter into prohibited contracts; and
 .  enter into a merger or consolidation.

  PAA's bank credit agreements treat a change of control as an event of default and also require PAA to maintain:

 .  a current ratio (as defined) of 1.0 to 1.0;
 .  a debt coverage ratio which is not greater that 4.0 to 1.0 for the period from March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
 . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  At March 31, 2000, there were letters of credit of approximately $192.9 million and borrowings of $159.1 million outstanding under the credit facilities which were refinanced. Due to the refinancing, we reclassified the current portion of PAA's existing bank debt of $24.2 million at March 31, 2000, to long-term.

NOTE 11 -- CONSOLIDATING FINANCIAL STATEMENTS

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

  These statements are presented because our Series A-E subordinated notes are not guaranteed by PAA and our consolidated financial statements include the accounts of PAA.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited) (in thousands)
MARCH 31, 2000

                                                                    Guarantor      Nonguarantor   Intercompany
                                                      Parent       Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                  --------------- --------------- --------------- --------------  --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                $ 6,062       $     312     $    11,252     $        -     $    17,626
Accounts receivable and other                              6,920          15,798         502,894              -         525,612
Inventory                                                      -           6,801          52,848              -          59,649
                                                       ---------       ---------     -----------     ----------     -----------
Total current assets                                      12,982          22,911         566,994              -         602,887
                                                       ---------       ---------     -----------     ----------     -----------
PROPERTY AND EQUIPMENT                                   235,575         509,446         461,424              -       1,206,445
Less allowance for depreciation,
 depletion and amortization                             (216,087)       (124,242)        (14,876)       (55,386)       (410,591)
                                                       ---------       ---------     -----------     ----------     -----------
                                                          19,488         385,204         446,548        (55,386)        795,854
                                                       ---------       ---------     -----------     ----------     -----------
INVESTMENTS IN SUBSIDIARIES AND
 INTERCOMPANY ADVANCES                                   441,302        (227,636)        (43,774)      (169,892)              -
OTHER ASSETS                                              23,368          15,038          66,918              -         105,324
                                                       ---------       ---------     -----------     ----------     -----------
                                                       $ 497,140       $ 195,517     $ 1,036,686     $ (225,278)    $ 1,504,065
                                                       =========       =========     ===========     ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities            18,929          40,034         482,636              5       $ 541,604
Notes payable and other current obligations                    -             511               -              -             511
                                                       ---------       ---------     -----------     ----------     -----------
Total current liabilities                                 18,929          40,545         482,636              5         542,115

BANK DEBT                                                135,800               -               -              -         135,800
BANK DEBT OF A SUBSIDIARY                                      -               -         159,100              -         159,100
SUBORDINATED DEBT                                        277,822               -         105,000       (105,000)        277,822
OTHER LONG-TERM DEBT                                           -           2,044               -              -           2,044
OTHER LONG-TERM LIABILITIES                                2,016               -          12,517              -          14,533
                                                       ---------       ---------     -----------     ----------     -----------
                                                         434,567          42,589         759,253       (104,995)      1,131,414
                                                       ---------       ---------     -----------     ----------     -----------
MINORITY INTEREST                                        (70,037)              -         246,525             92         176,580
                                                       ---------       ---------     -----------     ----------     -----------
CUMULATIVE CONVERTIBLE
 PREFERRED STOCK, STATED
 AT LIQUIDATION PREFERENCE                               138,813               -               -              -         138,813
                                                       ---------       ---------     -----------     ----------     -----------
NON-REDEEMABLE PREFERRED STOCK,
 COMMON STOCK AND
 OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock           23,300               -               -              -          23,300
Common Stock                                               1,795              78               -            (78)          1,795
Additional paid-in capital                               130,268           3,951          43,393        (47,344)        130,268
Retained earnings (accumulated deficit)                 (161,566)        148,899         (12,485)       (72,953)        (98,105)
                                                       ---------       ---------     -----------     ----------     -----------
                                                          (6,203)        152,928          30,908       (120,375)         57,258
                                                       ---------       ---------     -----------     ----------     -----------
                                                       $ 497,140       $ 195,517     $ 1,036,686     $ (225,278)    $ 1,504,065
                                                       =========       =========     ===========     ==========     ===========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
DECEMBER 31, 1999

                                                                Guarantor    Nonguarantor    Intercompany
                                                    Parent     Subsidiaries  Subsidiaries    Eliminations   Consolidated
                                                  -----------  ------------  -------------   -------------  --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                          $   9,241     $   5,134      $   53,853       $       -     $   68,228
Accounts receivable and other                          1,808        11,221         508,919               -        521,948
Inventory                                                  -         5,652          72,697               -         78,349
Assets held for sale                                       -             -         103,615               -        103,615
                                                   ---------     ---------      ----------       ---------     ----------
Total current assets                                  11,049        22,007         739,084               -        772,140
                                                   ---------     ---------      ----------       ---------     ----------
PROPERTY AND EQUIPMENT                               235,158       494,279         460,730               -      1,190,167
Less allowance for depreciation,
 depletion and amortization                         (215,463)     (120,016)        (11,649)        (55,386)      (402,514)
                                                   ---------     ---------      ----------       ---------     ----------
                                                      19,695       374,263         449,081         (55,386)       787,653
                                                   ---------     ---------      ----------       ---------     ----------
INVESTMENTS IN SUBSIDIARIES AND
 INTERCOMPANY ADVANCES                               440,115      (224,598)        (45,683)       (169,834)             -
OTHER ASSETS                                          40,337        14,752          74,678               -        129,767
                                                   ---------     ---------      ----------       ---------     ----------
                                                   $ 511,196     $ 186,424      $1,217,160       $(225,220)    $1,689,560
                                                   =========     =========      ==========       =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities      $ 23,700      $ 35,457       $ 487,212            $ 24     $  546,393
Notes payable and other current obligations                -           511         109,369               -        109,880
                                                   ---------     ---------      ----------       ---------     ----------
Total current liabilities                             23,700        35,968         596,581              24        656,273

BANK DEBT                                            137,300             -               -               -        137,300
BANK DEBT OF A SUBSIDIARY                                  -             -         259,450               -        259,450
SUBORDINATED DEBT                                    277,909             -         105,000        (105,000)       277,909
OTHER LONG-TERM DEBT                                       -         2,044               -               -          2,044
OTHER LONG-TERM LIABILITIES                            1,954             -          19,153               -         21,107
                                                   ---------     ---------      ----------       ---------     ----------
                                                     440,863        38,012         980,184        (104,976)     1,354,083
                                                   ---------     ---------      ----------       ---------     ----------
MINORITY INTEREST                                    (70,037)            -         226,082               -        156,045
                                                   ---------     ---------      ----------       ---------     ----------
CUMULATIVE CONVERTIBLE
 PREFERRED STOCK, STATED
 AT LIQUIDATION PREFERENCE                           138,813             -               -               -        138,813
                                                   ---------     ---------      ----------       ---------     ----------
NON-REDEEMABLE PREFERRED STOCK,
 COMMON STOCK AND
 OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock       23,300             -               -               -         23,300
Common Stock                                           1,792            78               -             (78)         1,792
Additional paid-in capital                           130,027         3,952          43,261         (47,213)       130,027
Retained earnings (accumulated deficit)             (153,562)      144,382         (32,367)        (72,953)      (114,500)
                                                   ---------     ---------      ----------       ---------     ----------
                                                       1,557       148,412          10,894        (120,244)        40,619
                                                   ---------     ---------      ----------       ---------     ----------
                                                   $ 511,196     $ 186,424      $1,217,160       $(225,220)    $1,689,560
                                                   =========     =========      ==========       =========     ==========


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
THREE MONTHS ENDED MARCH 31, 2000

                                                                    Guarantor   Nonguarantor  Intercompany
                                                        Parent     Subsidiaries Subsidiaries  Eliminations   Consolidated
                                                        --------   ------------ ------------  ------------   ------------
REVENUES
Oil and natural gas sales                                 $     -     $ 32,901      $       -       $   391     $   33,292
Marketing, transportation, storage and terminalling             -            -        999,319          (391)       998,928
Gain on sale of assets                                          -            -         48,188             -         48,188
Interest and other income (loss)                             (582)          42          7,510        (2,156)         4,814
                                                          -------      -------      ---------        ------      ---------
                                                             (582)      32,943      1,055,017        (2,156)     1,085,222
                                                          -------      -------      ---------        ------      ---------
EXPENSES
Production expenses                                             -       15,495              -             -         15,495
Marketing, transportation, storage and terminalling             -            -        962,766             -        962,766
General and administrative                                    502        1,928          8,651             -         11,081
Depreciation, depletion and amortization                      814        4,226         10,172             -         15,212
Interest expense                                            3,817        5,200          9,013        (2,156)        15,874
                                                          -------      -------      ---------        ------      ---------
                                                            5,133       26,849        990,602        (2,156)     1,020,428
                                                          -------      -------      ---------        ------      ---------
Income (loss) before income taxes,
 minority interest and extraordinary item                  (5,715)       6,094         64,415             -         64,794
Minority interest                                               -            -         29,584             -         29,584
                                                          -------      -------      ---------        ------      ---------
Income (loss) before income taxes                          (5,715)       6,094         34,831             -         35,210
Deferred income tax expense (benefit)                      (1,429)       1,577         13,584             -         13,732
                                                          -------      -------      ---------        ------      ---------
Income (loss) before extraordinary item                    (4,286)       4,517         21,247             -         21,478
Extraordinary item, net of tax benefit
 and minority interest                                          -            -         (1,365)            -         (1,365)
                                                          -------      -------      ---------        ------      ---------
NET INCOME (LOSS)                                          (4,286)       4,517         19,882             -         20,113
Less:  cumulative preferred stock dividends                 3,718            -              -             -          3,718
                                                          -------      -------      ---------        ------      ---------
 NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                                  $(8,004)     $ 4,517      $  19,882        $    -      $  16,395
                                                          =======      =======      =========        ======      =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
THREE MONTHS ENDED MARCH 31, 1999

                                                                    Guarantor   Nonguarantor  Intercompany
                                                        Parent     Subsidiaries Subsidiaries  Eliminations   Consolidated
                                                        ---------  ------------ ------------- -------------  -------------
REVENUES
Oil and natural gas sales                                 $     -      $20,815       $      -      $    327       $ 21,142
Marketing, transportation, storage and terminalling             -            -        455,760             -        455,760
Interest and other income (loss)                              (39)          12             96             -             69
                                                          -------      -------       --------      --------       --------
                                                              (39)      20,827        455,856           327        476,971
                                                          -------      -------       --------      --------       --------
EXPENSES
Production expenses                                             -       11,563              -             -         11,563
Marketing, transportation, storage and terminalling             -            -        436,238           327        436,565
Unauthorized trading losses and related expenses                -            -         21,205             -         21,205
General and administrative                                    383        1,228          2,451             -          4,062
Depreciation, depletion and amortization                      622        3,717          2,831             -          7,170
Interest expense                                            1,030        4,530          3,193             -          8,753
                                                          -------      -------       --------      --------       --------
                                                            2,035       21,038        465,918           327        489,318
                                                          -------      -------       --------      --------       --------
Loss before income taxes and minority interest             (2,074)        (211)       (10,062)            -        (12,347)
Minority interest                                               -            -         (4,289)            -         (4,289)
                                                          -------      -------       --------      --------       --------
Loss before income taxes                                   (2,074)        (211)        (5,773)            -         (8,058)
Deferred income tax expense (benefit)                         680       (1,326)        (2,251)            -         (2,897)
                                                          -------      -------       --------      --------       --------
NET INCOME (LOSS)                                          (2,754)       1,115         (3,522)            -         (5,161)
Less:  cumulative preferred stock dividends                 2,361            -              -             -          2,361
                                                          -------      -------       --------      --------       --------
NET INCOME (LOSS) AVAILABLE
 TO COMMON STOCKHOLDERS                                   $(5,115)     $ 1,115       $ (3,522)     $      -       $ (7,522)
                                                          =======      =======       ========      ========       ========


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) THREE MONTHS ENDED MARCH 31, 2000

                                                                      Guarantor     Nonguarantor    Intercompany
                                                       Parent       Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                       ----------   -------------   -------------   ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $ (4,286)        $ 4,517        $ 19,882    $        -       $  20,113
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion, and amortization                   814           4,226          10,172             -          15,212
  Gain on sale of assets (Note 4)                               -               -         (48,188)            -         (48,188)
  Minority interest in income of a subsidiary                   -               -          27,677             -          27,677
  Deferred income tax                                      (1,429)          1,577          12,711             -          12,859
  Other noncash items                                        (873)              -          (2,961)            -          (3,834)
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                            (5,112)         (5,624)        (17,975)            -         (28,711)
  Inventory                                                     -          (1,149)        (18,163)            -         (19,312)
  Accounts payable and other current liabilities           (4,771)          2,666          (9,861)            -         (11,966)
                                                         --------         -------       ---------    -----------      ---------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                           (15,657)          6,213         (26,706)            -         (36,150)
                                                         --------         -------       ---------    -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for crude oil pipeline, gathering
and terminal assets                                             -               -          (2,198)            -          (2,198)
Payments for acquisition, exploration,
and development costs                                        (339)        (12,425)              -             -         (12,764)
Payments for additions to other property and assets           (78)            (59)              -             -            (137)
Proceeds from sale of assets (Note 4)                           -               -         219,100             -         219,100
                                                         --------         -------       ---------    -----------      ---------
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                              (417)        (12,484)        216,902             -         204,001
                                                         --------         -------       ---------    -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                       10,445           1,449         (11,894)            -               -
Proceeds from long-term debt                               54,100               -          12,000             -          66,100
Proceeds from short-term debt                                   -               -          20,000             -          20,000
Principal payments of long-term debt                      (55,600)              -        (136,500)            -        (192,100)
Principal payments of short-term debt                           -               -        (105,219)            -        (105,219)
Distribution to unitholders                                 3,950               -         (11,184)            -          (7,234)
                                                         --------         -------       ---------    -----------      ---------
NET CASH PROVIDED BY
 (USED IN) FINANCING ACTIVITIES                            12,895           1,449        (232,797)            -        (218,453)
                                                         --------         -------       ---------    -----------      ---------
Net decrease in cash and cash equivalents                  (3,179)         (4,822)        (42,601)            -         (50,602)
Cash and cash equivalents, beginning of period              9,241           5,134          53,853             -          68,228
                                                         --------         -------       ---------    -----------      ---------
Cash and cash equivalents, end of period                 $  6,062         $   312       $  11,252    $        -       $  17,626
                                                         ========         =======       =========    ===========      =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) THREE MONTHS ENDED MARCH 31, 1999

                                                                    Guarantor     Nonguarantor  Intercompany
                                                        Parent     Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                                     ------------- -------------  ------------  -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $ (2,754)     $  1,115      $ (3,522)    $         -        $ (5,161)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion, and amortization                   622         3,717         2,831               -           7,170
  Minority interest in income of a subsidiary                   -             -        (4,289)              -          (4,289)
  Deferred income tax                                         680        (1,326)       (2,251)              -          (2,897)
  Other noncash items                                         280             -           110               -             390
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                              (757)          668       (36,396)              -         (36,485)
  Inventory                                                     -           547        13,316               -          13,863
  Pipeline linefill                                             -             -        (2,490)              -          (2,490)
  Accounts payable and other current liabilities           (5,993)        2,774        36,966               -          33,747
                                                         --------      --------      --------     -----------        --------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                            (7,922)        7,495         4,275               -           3,848
                                                         --------      --------      --------     -----------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for crude oil pipeline, gathering
 and terminal assets                                            -             -        (2,702)              -          (2,702)
Payments for acquisition, exploration,
 and development costs                                       (959)      (26,977)            -               -         (27,936)
Payments for additions to other property and assets          (343)         (100)          (89)              -            (532)
                                                         --------      --------      --------     -----------        --------
NET CASH USED IN INVESTING ACTIVITIES                      (1,302)      (27,077)       (2,791)              -         (31,170)
                                                         --------      --------      --------     -----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                      (17,736)       19,655        (1,156)           (763)              -
Proceeds from long-term debt                               64,200             -        14,100               -          78,300
Proceeds from short-term debt                                   -             -         4,250               -           4,250
Principal payments of long-term debt                      (39,400)            -        (8,100)              -         (47,500)
Principal payments of short-term debt                           -             -        (9,900)              -          (9,900)
Distribution to unitholders                                 3,401             -        (5,926)              -          (2,525)
Other                                                        (958)            -             -               -            (958)
                                                         --------      --------      --------     -----------        --------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                       9,507        19,655        (6,732)           (763)         21,667
                                                         --------      --------      --------     -----------        --------
Net increase (decrease) in cash and cash equivalents          283            73        (5,248)           (763)         (5,655)
Cash and cash equivalents, beginning of period                142           194         6,408            (200)          6,544
                                                         --------      --------      --------     -----------        --------
Cash and cash equivalents, end of period                 $    425      $    267      $  1,160     $      (963)       $    889
                                                         ========      ========      ========     ===========        ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  We are an independent energy company that acquires, exploits, develops, explores and produces crude oil and natural gas. Through our majority ownership in Plains All American Pipeline, L.P., ("PAA"), we are engaged in the midstream activities of marketing, gathering, transportation, terminalling and storage of crude oil. For financial statement purposes, the assets, liabilities and earnings of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest. Our upstream crude oil and natural gas activities are focused in California (in the Los Angeles Basin, the Arroyo Grande Field, and the Mt. Poso Field), offshore California (in the Point Arguello Field), the Sunniland Trend of South Florida and the Illinois Basin in southern Illinois. Our midstream activities are concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

2000 ASSET DISPOSITIONS

  On March 24, 2000, we completed the sale of the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas to a unit of El Paso Energy Corporation for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a total gain of $20.1 million in connection with the sale in the first quarter of 2000. In November 1999, we initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline. The sale of the linefill was completed in March 2000. We recognized a total gain of $44.6 million in connection with the sale of the linefill, of which $16.5 million was recorded in the fourth quarter of 1999.

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred primarily from March through November 1999, and that the impact warranted a restatement of previously reported financial information for 1999 and 1998. Because the financial statements of PAA are consolidated with our financial statements, adverse effects on the financial statements of PAA directly affect our consolidated financial statements. Consequently, the consolidated financial statements for 1999 appearing in this report were previously restated to reflect the unauthorized trading losses.

RESULTS OF OPERATIONS

  For the three months ended March 31, 2000, we reported net income of $20.1 million, or $0.91 per common share ($0.68 per share diluted) on total revenue of $1.1 billion, as compared with a net loss of $5.2 million, or $0.45 per share on total revenue of $477.0 million in the first quarter of 1999. Results for the three months ended March 31, 2000 and 1999 include the following nonrecurring or notable items:

  2000
  . a $28.1 million gain on the portion of the All American Pipeline linefill that was sold in 2000;
  . a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
  . $6.8 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt;
  . $3.7 million of previously deferred losses on interest rate swap terminations recognized due to the early extinguishment of debt;
  . $0.9 million gain recognized upon the transfer of 69,444 of our units in PAA to employees of the general partner upon the vesting of transaction unit grants;
  . an extraordinary loss of $1.4 million related to the early extinguishment of debt (net of minority interest and tax benefit), and . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999.

  1999
  . $21.2 million of unauthorized trading losses and . restructuring expenses of $0.4 million.

  Excluding the above mentioned items we would have reported net income of approximately $8.4 million and $2.6 million for the three months ended March 31, 2000 and 1999, respectively. EBITDA increased 77% in 2000 to $43.8 million from the $24.8 million reported in the first quarter of 1999. Cash flow from operations (net income before noncash items) was $23.8 million and $11.8 million for the first quarters of 2000 and 1999, respectively. EBITDA and cash flow from operations also exclude the nonrecurring items discussed above.

 Upstream Results

  The following table reflects certain of our upstream operating information for the periods presented:

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                     2000           1999
                                                  ----------     ----------
Average Daily Production Volumes:
  Barrels of oil equivalent ("BOE")
    California onshore (approximately 91% oil)         14.8           14.9
    Offshore California (100% oil)                      4.0              -
    Gulf Coast (100% oil)                               1.8            2.9
    Illinois Basin (100% oil)                           2.8            3.2
                                                     ------        -------
       Total (approximately 94% oil)                   23.4           21.0
                                                     ======        =======
Unit Economics:
  Average sales price per BOE                        $15.61        $ 11.21
  Production expense per BOE                           7.26           6.13
                                                     ------        -------
  Gross margin per BOE                                 8.35           5.08
  Upstream G&A expense per BOE                         1.14           0.85
                                                     ------         ------
  Gross profit per BOE                               $ 7.21         $ 4.23
                                                     ======         ======


  Total oil equivalent production increased approximately 12% to an average of 23,400 BOE per day as compared to the first quarter 1999 average of 21,000 BOE per day. The increase is primarily attributable to our ongoing acquisition and exploitation activities, offset somewhat by decreased production from certain of our other properties. The offshore California Point Arguello Unit, which we acquired from Chevron in July 1999, accounted for approximately 4,000 barrels per day of the increase. Net daily production from our onshore California properties decreased slightly to 14,800 barrels per day in the first quarter of 2000 from 14,900 barrels per day in the prior period. Net daily production for our Gulf Coast properties averaged approximately 1,800 barrels per day during the first quarter of 2000, compared to 2,900 barrels per day in the prior period. The Gulf Coast production decrease is due to mechanical downtime and the effects of natural decline. This is our most volatile area in terms of maintaining production levels. Net daily production in the Illinois Basin averaged approximately 2,800 barrels per day during the first quarter of 2000, a decrease of approximately 13% compared to 3,200 barrels per day during the first quarter of 1999, due primarily to natural decline.

  Oil and natural gas revenues were $33.3 million for the first quarter of 2000, an approximate 57% increase from the 1999 first quarter amount of $21.1 million due to higher prices and increased production. Our average product price, which represents a combination of fixed and floating price sales arrangements and incorporates location and quality discounts from the benchmark NYMEX price, was $15.61 per BOE, up 39% as compared to the 1999 first quarter average wellhead price of $11.21 per BOE. The NYMEX benchmark WTI crude oil price averaged $28.77 per barrel during the first quarter of 2000, approximately 120% above the $13.06 per barrel amount in the prior year quarter. We maintained hedges on approximately 83% and 45% of our crude oil production in the first quarter of 2000 and 1999, respectively. Hedging transactions had the effect of decreasing our average price by $8.13 per BOE in the first quarter of 2000 and increasing our average price by $2.21 per BOE in the first quarter of 1999.

  Upstream unit gross margin (well-head revenue less production expenses) for the first quarter of 2000 was $8.35 per BOE, a 64% increase as compared to $5.08 per BOE reported for the first quarter of 1999. Upstream unit gross profit, which deducts all pre-interest cash costs, was $7.21 per BOE, 70% above the 1999 amount of $4.23 per BOE. The overall improvement in unit economics was generally due to higher wellhead price realizations, offset by higher unit production expenses and unit general and administrative expenses. Unit production expenses averaged $7.26 per BOE for the first quarter of 2000, an approximate 18% increase over the 1999 first quarter average of $6.13 per BOE. This increase is due to (1) increased fuel costs for both gas and electricity, (2) workovers, production and advalorem taxes and (3) what we believe are nonrecurring high levels of expenses during the quarter. Total production expenses were $15.5 million, as compared to $11.6 million for the first quarter of 1999. Unit general and administrative expenses increased to $1.14 per BOE in the first quarter of 2000, compared to $0.85 per BOE in the prior year comparative quarter. Total upstream general and administrative expense was $2.4 million during the first quarter of 2000 compared to $1.6 million in the first quarter of 1999. The increase is primarily attributable to increased personnel costs and increased legal and consulting expenses.

  Upstream depreciation, depletion, and amortization expense ("DD&A") was $4.7 million in the first quarter of 2000, compared to $4.0 million in the 1999 comparative quarter due to a higher per unit DD&A rate and increased production volumes. DD&A was $2.21 per BOE for the first quarter of 2000 compared to $2.10 per BOE in the 1999 comparative quarter.

Midstream Results

  The following table reflects certain of our midstream operating information for the periods presented (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                     2000          1999
                                                  -----------   ------------
                                                                 (restated)
Operating Results:
  Gross margin:
    Pipeline                                        $ 13,155       $ 11,882
    Gathering and marketing and
     terminalling and storage                         23,007          7,313
    Unauthorized trading losses                            -        (21,205)
                                                    --------       --------
      Total                                           36,162         (2,010)
General and administrative expense                    (8,651)        (2,451)
                                                    --------       --------
Gross profit                                        $ 27,511       $ (4,461)
                                                    ========       ========
Average Daily Volumes (barrels):
  Pipeline Activities:
    All American
      Tariff activities                                   71            126
      Margin activities                                   44             47
    Other                                                115              -
                                                    --------       --------
    Total                                                230            173
                                                    ========       ========
  Lease gathering                                        228             99
  Bulk purchases                                          29             94
                                                    --------       --------
    Total                                                257            193
                                                    ========       ========
  Terminal throughput                                     50             75
                                                    ========       ========
Storage leased to third parties,
 monthly average volumes                                 820          1,710
                                                    ========       ========

  Pipeline Operations. Gross margin from pipeline operations was $13.2 million for the quarter ended March 31, 2000 compared to $11.9 million for the prior year quarter. The increase resulted primarily from the Scurlock and West Texas gathering systems that were acquired in the second and third quarters of 1999, and which contributed approximately $2.8 million of pipeline gross margin in the first quarter of 2000. The increase was partially offset by lower tariff transport volumes, due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California, and the sale of the segment of the All American Pipeline.

  The margin between revenue and direct cost of crude purchased was $5.1 million for the quarter ended March 31, 2000 compared to $5.0 million for the prior year first quarter. Pipeline tariff revenues were approximately $11.3 million for the first quarter of 2000 compared to approximately $13.1 million for the same period in 1999. Pipeline operations and maintenance expenses were approximately $3.5 million for the first quarter of 2000 compared to $6.1 million for the first quarter of 1999 primarily due to the sale of the All American Pipeline segment.

  Tariff transport volumes on the All American Pipeline decreased from an average of 126,000 barrels per day for the quarter ended March 31, 1999 to 71,000 barrels per day in the comparable quarter of 2000, primarily due to a decrease in shipments of offshore California production, which decreased from 87,000 barrels per day to 71,000 barrels per day and the sale of the California to Texas portion of the line. Barrels associated with our merchant activities on the All American Pipeline decreased from 47,000 barrels per day in the first quarter of 1999 to 44,000 barrels per day in the same quarter of 2000 also due to the sale of the line. Tariff volumes shipped on the Scurlock and West Texas gathering systems (acquired subsequent to the first quarter of 1999) averaged 115,000 barrels per day during the first quarter of 2000.

  The following table sets forth All American Pipeline average deliveries per day within and outside California for the periods presented (in thousands):

                                                Three Months
                                                   Ended
                                                  March 31,
                                                -------------
                                                2000     1999
                                                ----     ----
            Deliveries:
              Average daily volumes (barrels):
                Within California                115      112
                Outside California(1)              -       61
                                                 ---      ---
                  Total                          115      173
                                                 ===      ===
----------
(1) Shipments outside California in 1999 were attributable to the segment of the pipeline that was sold in 2000.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $23.0 million for the quarter ended March 31, 2000 compared to $7.3 million in the prior year quarter (excluding the unauthorized trading losses). The increase in gross margin is primarily due to an increase in lease gathering volumes, as a result of the Scurlock acquisition and favorable market conditions in the current year quarter. Lease gathering volumes increased from an average of 99,000 barrels per day for the first quarter of 1999 to approximately 228,000 barrels per day in 2000. Bulk purchase volumes decreased from approximately 94,000 barrels per day for the first quarter of 1999 to approximately 29,000 barrels per day in the current period due to the termination of purchase contracts subsequent to the discovery of the unauthorized trading losses. Due to a shift in the market from contango to backwardation, lease capacity decreased to 820,000 barrels per month and use of tankage for proprietary arbitrage opportunities increased.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under our amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower-margin wellhead and bulk purchases, our purchase contracts were terminated.

  Lease gathering and bulk purchase volumes are down approximately 190,000 barrels per day from the 1999 fourth quarter level. We had previously estimated that our lease gathering and bulk volumes would be down approximately 150,000 barrels per day. The impact during the quarter was negligible as these barrels were predominantly thin margin barrels that did not support the additional cost of a letter of credit.

  General and administrative expenses were $8.7 million for the quarter ended March 31, 2000, compared to $2.5 million for the first quarter in 1999. The increase in 2000 is primarily due to the Scurlock and West Texas gathering system acquisitions and the resulting increase in activity and increased consulting and legal expenses as a result of the unauthorized trading losses.

  Midstream depreciation and amortization expense was $10.1 million for the quarter ended March 31, 2000, compared to $2.8 million for the first quarter of 1999. The increase is primarily due to the Scurlock acquisition and the West Texas gathering system acquisition during the second and third quarters of 1999. In addition, during the quarter, we amortized $4.6 million associated with facilities put in place during the fourth quarter of 1999 due to the unauthorized trading losses. Such amounts will not be carried forward into future quarters. These increases were partially offset by decreased depreciation related to the segment of the All American Pipeline that was sold.

 General

  Interest expense for the first quarter of 2000 was $15.9 million, an increase of $7.1 million over last year's first quarter. The increase is primarily due to
(1) interest associated with the debt incurred for the Scurlock acquisition and West Texas Gathering system acquisition during 1999, (2) increased PAA debt levels as well as interest rates as a result of the unauthorized trading losses and (3) increased borrowings related to our acquisition, exploitation, development and exploration activities. Capitalized interest was approximately $1.0 million for each of the quarters ended March 31, 2000 and 1999. Based on current interest rate and debt levels, we estimate that second quarter interest expense will be approximately $3.0 million lower than the first quarter of this year.

  During the quarter ended March 31, 2000, we recognized an extraordinary loss of $4.1 million, $1.4 million, net of minority interest and taxes, related to the early extinguishment of debt. The loss is related to the permanent reduction of the All American Pipeline, L.P. term loan facility with proceeds from the sale of the segment of the All American Pipeline.

ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning in 2001. We have not yet determined the impact of adopting SFAS 133; however, this standard could increase volatility in earnings and retained earnings (deficit) through comprehensive income.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

 Asset Dispositions

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale was completed in March 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, one of our subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear in July 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used (1) to repay outstanding indebtedness under PAA's $65.0 million senior secured term credit facility entered into in December 1999 to fund short-term working capital requirements resulting from the unauthorized trading losses and (2) for general working capital purposes. We recognized a total gain of $44.6 million, of which $16.5 million was recorded in the fourth quarter of 1999.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for total proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a gain of approximately $20.1 million in connection with the sale in the first quarter of 2000. Proceeds from the sale were used to permanently reduce the all American Pipeline, L.P. term loan facility. As a result, $3.1 million of unamortized net gains realized upon the termination of interest rate swaps, were recognized in the first quarter of 2000 and are included in interest and other income.

 Credit Facilities

  Amounts outstanding under our credit agreements before and after refinancing were as follows (in thousands):

                                                                           March 31,         May 8,
                                                                             2000             2000
                                                                         -------------    -------------
Revolving credit facility                                                   $ 135,800         $ 27,600
New Plains Marketing, L.P. revolving credit facility                                -          256,000
New Plains Marketing, L.P. letter of credit and hedged inventory facility           -           20,250
All American Pipeline, L.P. bank credit agreement                              63,000                -
Plains Scurlock bank credit agreement                                          82,600                -
Plains Marketing, L.P. letter of credit and borrowing facility                 13,500                -
                                                                            ---------        ---------
                                                                            $ 294,900        $ 303,850
                                                                            =========        =========

  We have a $225.0 million revolving credit facility with a group of banks. The revolving credit facility is guaranteed by all of our upstream subsidiaries and is collateralized by our upstream oil and natural gas properties and those of the guaranteeing subsidiaries and the stock of all upstream subsidiaries. The borrowing base under the revolving credit facility at March 31, 2000, is $225.0 million and is subject to redetermination from time to time by the lenders in good faith, in the exercise of the lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for crude oil and natural gas loans to borrowers similar to our company. Our borrowing base may be affected from time to time by the performance of our oil and natural gas properties and changes in oil and natural gas prices. We incur a commitment fee of 3/8% per annum on the unused portion of the borrowing base. The revolving credit facility, as amended, matures on July 1, 2001, at which time the remaining outstanding balance converts to a term loan which is repayable in sixteen equal quarterly installments commencing October 1, 2001, with a final maturity of July 1, 2005. The revolving credit facility bears interest, at our option of either LIBOR plus 1 3/8% or Base Rate (as defined therein). At March 31, 2000, letters of credit of $0.6 million and borrowings of approximately $135.8 million were outstanding under the revolving credit facility. The amount outstanding under the revolving credit facility was reduced to $27.6 million with the funds repaid by PAA in May 2000 as further discussed below.

  On December 30, 1999, PAA entered into a $65.0 million senior secured term credit facility to fund short-term working capital requirements resulting from the unauthorized trading losses. The facility was secured by a portion of the
5.2 million barrels of linefill that was sold and receivables from certain sales contracts applicable to the linefill. The facility was repaid in March 2000 with the proceeds from the sale of the linefill securing the facility.

  On May 8, 2000, PAA entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. PAA is a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. PAA entered into the credit agreements in order to:

  . refinance the existing bank debt of Plains Marketing, L.P. and Plains
    Scurlock Permian, L.P. in conjunction with the merger of these subsidiaries; . refinance existing bank debt of All American Pipeline, L.P.;
  . repay us up to $114.0 million plus accrued interest of subordinated debt,
    and
  . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  PAA's new bank credit agreements consist of:

  . a $400 million senior secured revolving credit facility. At closing, PAA had $256.0 million outstanding under the revolving credit facility. The revolving credit facility is secured by substantially all of PAA's assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at PAA's option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. PAA incurs a commitment fee on the unused portion of the revolving credit facility.

  . A $300 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The letter of credit facility is secured by substantially all of PAA's assets and has a sublimit for cash borrowings of $100 million to purchase crude oil which has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of PAA's current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. At closing, there were letters of credit of approximately $173.8 million and borrowings of approximately $20.3 million outstanding under this facility.

  PAA's bank credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting PAA's ability to, among other things:

  . incur indebtedness;
  . grant liens;
  . sell assets;
  . enter into hedging contracts;
  . make investments;
  . extend credit;
  . engage in transactions with affiliates;
  . enter into prohibited contracts; and
  . enter into a merger or consolidation.

  PAA's bank credit agreements treat a change of control as an event of default and also require PAA to maintain:

 . a current ratio (as defined) of 1.0 to 1.0;
 . a debt coverage ratio which is not greater that 4.0 to 1.0 for the period from March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
 . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  At March 31, 2000, there were letters of credit of approximately $192.9 million and borrowings of $159.1 million outstanding under the credit facilities which were refinanced. Due to the refinancing, we reclassified the current portion of PAA's existing bank debt of $24.2 million at March 31, 2000, to long-term.

 Cash Flows

                                        Three Months Ended
                                             March 31,
                                        --------------------
     (in millions)                       2000        1999
     -------------------------------------------------------
     Cash provided by (used in):                   (restated)
        Operating activities            $ (36.2)     $  3.8
        Investing activities              204.0       (31.2)
        Financing activities             (218.4)       21.7
     -----------------------------------------------------

  Operating Activities. Net cash used in operating activities for the first quarter of 2000 resulted from amounts paid during the first quarter of 2000 for the 1999 unauthorized trading losses.

  Investing Activities. Net cash provided by investing activities for the first quarter of 2000 included $129.0 million and $90.1 million of proceeds from the sales of the segment of the All American Pipeline and pipeline linefill, respectively. The balance of the linefill proceeds of approximately $5.0 million was received in April 2000.

  Financing activities. Cash used in financing activities for the first quarter of 2000 resulted primarily from net payments of $211.2 million of short-term and long-term debt. Proceeds used to reduce debt primarily came from the asset sales discussed above.

 Preferred Stock Dividends

  On April 1, 2000, we paid cash dividends of approximately $6.0 million on our Series D, F and G preferred stock. The dividends on the Series D and F preferred stock are for the period from October 1, 1999 through March 31, 2000. The
Series F preferred stock was issued on December 15, 1999 and such dividend covers the period from that date through March 31, 2000.

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

  While we maintain an extensive inspection program designed to prevent and, as applicable, to detect and address releases of crude oil into the environment from our pipeline and storage operations, we may experience such releases in the future, or discover releases that were previously unidentified. Damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business. See Item 1. - "Legal Proceedings."

CHANGING OIL AND NATURAL GAS PRICES

  Our upstream activities are affected by changes in crude oil prices, which historically have been volatile. The NYMEX benchmark WTI crude oil price averaged $28.77 per barrel during the first quarter of 2000, approximately 120% above the $13.06 per barrel in the first quarter of last year. Substantial future crude oil price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low crude oil prices could affect our ability to raise capital on favorable terms. In order to manage our exposure to commodity price risk, we have routinely hedged a portion of our crude oil production and intend to continue this practice. For 2000, we have entered into various arrangements which provide for us to receive an average minimum NYMEX WTI price of $16.00 per barrel on 18,500 barrels of oil per day. Approximately 10,000 barrels per day of these volumes will participate in price increases above the $16.00 per barrel floor price, subject to a ceiling limitation of $19.75 per barrel. This hedge position is equivalent to approximately 83% of first quarter 2000 average daily crude oil volumes at an average hedge price of approximately $18.40 per barrel. For 2001, we have entered into various arrangements which will provide for us to receive an average minimum NYMEX of approximately $19.00 per barrel on 12,000 barrels per day (equivalent to 54% of first quarter 2000 crude oil production levels). Of these volumes, 100% have full market price participation up to $27.00 per barrel; 50% have price participation between $27.00 per barrel and $30.00 per barrel and 100% have full market price participation at prices above $30.00 per barrel. The foregoing NYMEX WTI crude oil prices are before quality and location differentials. Management intends to continue to maintain hedging arrangements for a significant portion of our production. Such contracts may expose us to the risk of financial loss in certain circumstances.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We are exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage our exposure, we monitor our inventory levels, and our expectations of future commodity prices and interest rates when making decisions with respect to risk management. We do not enter into derivative transactions for speculative trading purposes that would expose us to price risk. Substantially all of our derivative contracts are exchanged or traded with major financial institutions and the risk of credit loss is considered remote.

  Commodity Price Risk. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below (in millions):

                                      March 31, 2000      December 31, 1999
                                    -------------------- --------------------
                                              Effect of             Effect of
                                                 10%                  10%
                                      Fair      Price      Fair      Price
                                     Value     Change      Value     Change
                                    --------- ---------- ---------- ---------
Crude oil :
  Futures contracts                   $  6.4    $ 3.1     $    -     $(2.8)
  Swaps and options contracts          (26.0)    (6.0)     (21.9)     (6.1)

  The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps are estimated based on quoted prices from independent reporting services compared to the contract price of the swap and approximate the gain or loss that would have been realized if the contracts had been closed out at the dates indicated. All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent increase in prices regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude oil prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal payments and the related weighted average interest rates by expected maturity dates for debt outstanding at March 31, 2000. Our variable rate debt bears interest at LIBOR plus the applicable margin. The average interest rates presented below are based upon rates in effect at March 31, 2000. The carrying value of variable rate bank debt approximates fair value as interest rates are variable, based on prevailing market rates. The fair value of fixed rate debt was based on quoted market prices based on trades of subordinated debt. The fair value of the Redeemable Preferred Stock approximates its liquidation value at March 31, 2000.

                                                               Expected Year of Maturity
                                    -------------------------------------------------------------------------    Fair
                                      2000      2001       2002       2003      2004     Thereafter  Total      Value
                                    --------- ---------  ---------  --------- ---------  ---------- ---------  ---------
Liabilities:
  Short-term debt  - variable rate    $ 13.5     $   -     $    -      $   -    $    -     $     -    $ 13.5     $ 13.5
    Average interest rate               8.22%                                                           8.22%
  Long-term debt - variable rate        10.6       9.1       34.7       34.7     114.0        78.3     281.4      281.4
    Average interest rate               8.21%     7.50%      7.42%      7.42%     8.56%       7.97%     8.07%
  Long-term debt - fixed rate            0.5       0.5        0.5        0.5       0.5       275.0     277.5      270.7
   Average interest rate                8.00%     8.00%      8.00%      8.00%     8.00%      10.25%    10.23%
Redeemable Preferred Stock                 -         -          -          -         -     $ 138.8    $138.8     $138.8

  At December, 1999, the carrying value of all variable rate bank debt and the Redeemable Preferred Stock of $506.1 million and $138.8 million, respectively, approximated the fair value and liquidation value, at that date.
The carrying value and fair value of the fixed rate debt was $277.5 million and $270.7 million, respectively, at that date.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At March 31, 2000, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $240.0 million, which positions had an aggregate value of approximately $1.4 million as of such date. These instruments are based on LIBOR margins and generally provide for a floor of 5% and a ceiling of 6.5% for 90.0 million of debt, a floor of 6% and a ceiling of 8% for 125.0 million of debt and 5.7% for $25.0 million of debt.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) uncertainties inherent in the exploration for and development and production of oil and gas and in estimating reserves, (2) unexpected future capital expenditures (including the amount and nature thereof), (3) impact of crude oil price fluctuations, (4) the effects of competition, (5) the success of our risk management activities, (6) the availability (or lack thereof) of acquisition or combination opportunities, (7) the availability of adequate supplies of and demand for crude oil in areas of midstream operations, (8) the impact of current and future laws and governmental regulations, (9) environmental liabilities that are not covered by an indemnity or insurance and
(10) general economic, market or business conditions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                           PART II. OTHER INFORMATION

ITEMS 1. LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of the general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name the general partner (our wholly-owned subsidiary) and us as additional defendants. Plaintiffs allege that the defendants are liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933. The court has consolidated all subsequently filed cases under the first filed action described above. On April 27, 2000 the court appointed two distinct lead plaintiffs to represent two different plaintiff classes: (1) purchasers of Plains Resources common stock and options and (2) purchasers of PAA's common units. No answer or responsive pleading is due until thirty days after the lead plaintiffs have filed a consolidated amended complaint.

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

  We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. Management does not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition or results of operation.

ITEMS 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

Item 6 - Exhibits and Reports on Form 8-K

         A. Exhibits

            27. Financial Data Schedule

         B. Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                   PLAINS RESOURCES INC.



Date:  May 15, 2000                By: /s/ Cynthia A. Feeback
                                       -----------------------------------------
                                       Cynthia A. Feeback, Vice President -
                                       Accounting and Assistant Treasurer
                                       (Principal Accounting Officer)