Form 10-Q
period 2000-06-30
PLAINS RESOURCES INC
filed 2000-08-14
CIK 350426

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

17,931,835 shares of common stock $0.10 par value, issued and outstanding at August 8, 2000.

================================================================================

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                   PAGE
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     June 30, 2000 and December 31, 1999.........................    3
Consolidated Statements of Operations:
     For the three and six months ended June 30, 2000 and 1999... 4 Consolidated Statements of Cash Flows:
     For the six months ended June 30, 2000 and 1999.............    5
Notes to Consolidated Financial Statements.......................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.........................   20

PART II. OTHER INFORMATION.......................................   33

                       PLAINS RESOURCES INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)

                                                                                             JUNE 30,              DECEMBER 31,
                                                                                               2000                    1999
                                                                                            -----------            ------------
                                                                                            (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                    $   12,077               $   68,228
Accounts receivable and other current assets                                                    341,843                  521,948
Inventory                                                                                        39,174                   40,478
Assets held for sale (Note 4)                                                                         -                  141,486
                                                                                             ----------               ----------
Total current assets                                                                            393,094                  772,140
                                                                                             ----------               ----------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method
  Subject to amortization                                                                       700,654                  671,928
  Not subject to amortization                                                                    54,279                   52,031
Crude oil pipeline, gathering and terminal assets                                               463,511                  458,502
Other property and equipment                                                                      6,544                    7,706
                                                                                             ----------               ----------
                                                                                              1,224,988                1,190,167
Less allowance for depreciation, depletion and amortization                                    (419,397)                (402,514)
                                                                                             ----------               ----------
                                                                                                805,591                  787,653
                                                                                             ----------               ----------
OTHER ASSETS                                                                                     98,240                  129,767
                                                                                             ----------               ----------
                                                                                             $1,296,925               $1,689,560
                                                                                             ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                               $  349,471               $  546,393
Notes payable and other current obligations                                                       3,511                  109,880
                                                                                             ----------               ----------
Total current liabilities                                                                       352,982                  656,273

BANK DEBT                                                                                        15,000                  137,300
BANK DEBT OF A SUBSIDIARY                                                                       267,250                  259,450
SUBORDINATED DEBT                                                                               277,731                  277,909
OTHER LONG-TERM DEBT                                                                              2,044                    2,044
OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                                 11,649                   21,107
                                                                                             ----------               ----------
                                                                                                926,656                1,354,083
                                                                                             ----------               ----------
MINORITY INTEREST                                                                               172,075                  156,045
                                                                                             ----------               ----------
CUMULATIVE CONVERTIBLE PREFERRED STOCK,
 STATED AT LIQUIDATION PREFERENCE                                                               138,813                  138,813
                                                                                             ----------               ----------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
   AND OTHER STOCKHOLDERS' EQUITY

Series D Cumulative Convertible Preferred Stock, $1.00 par value,
  46,600 shares authorized, issued and outstanding,                                              23,300                   23,300
Common Stock, $0.10 par value, 50,000,000 shares authorized;
  issued and outstanding 17,985,684 and 17,924,050 shares at
  June 30, 2000 and December 31, 1999, respectively                                               1,799                    1,792
Additional paid-in capital                                                                      130,792                  130,027
Accumulated deficit                                                                             (96,352)                (114,500)
Treasury stock, at cost, 9,900 shares                                                              (158)                       -
                                                                                             ----------               ----------
                                                                                                 59,381                   40,619
                                                                                             ----------               ----------
                                                                                             $1,296,925               $1,689,560
                                                                                             ==========               ==========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                      ----------------------      --------------------------
                                                        2000          1999           2000            1999
                                                      --------      --------      ----------      ----------
                                                                   (RESTATED)                      (RESTATED)
REVENUES
Oil and natural gas sales                             $ 37,290      $ 25,189      $   70,582      $   46,331
Marketing, transportation, storage
  and terminalling revenues                            738,542       861,850       1,737,470       1,317,610
Gain on sale of assets (Note 4)                              -             -          48,188               -
Interest and other income                                1,775           238           6,589             307
                                                      --------      --------      ----------      ----------
                                                       777,607       887,277       1,862,829       1,364,248
                                                      --------      --------      ----------      ----------
EXPENSES
Production expenses                                     15,183        12,100          30,678          23,663
Marketing, transportation, storage
  and terminalling expenses                            706,194       835,741       1,668,960       1,272,306
Unauthorized trading losses
  and related expenses (Note 3)                              -        21,470               -          42,675
General and administrative                              10,514         7,655          21,595          11,717
Depreciation, depletion and amortization                10,084         8,275          25,296          15,445
Interest expense                                        12,943        10,764          28,817          19,517
                                                      --------      --------      ----------      ----------
                                                       754,918       896,005       1,775,346       1,385,323
                                                      --------      --------      ----------      ----------
Income (loss) before income taxes,
  minority interest and extraordinary item              22,689        (8,728)         87,483         (21,075)
Minority interest                                        7,820        (3,939)         37,404          (8,228)
                                                      --------      --------      ----------      ----------
Income (loss) before income taxes
  and extraordinary item                                14,869        (4,789)         50,079         (12,847)
Income tax expense (benefit)
 Current                                                   521             -             521               -
 Deferred                                                5,278        (1,673)         19,010          (4,570)
                                                      --------      --------      ----------      ----------
Income (loss) before extraordinary item                  9,070        (3,116)         30,548          (8,277)
Extraordinary item, net of tax benefit
  and minority interest                                 (3,623)            -          (4,988)              -
                                                      --------      --------      ----------      ----------
NET INCOME (LOSS)                                        5,447        (3,116)         25,560          (8,277)
Less:  cumulative preferred stock dividends              3,694         2,473           7,412           4,834
                                                      --------      --------      ----------      ----------
NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                              $  1,753      $ (5,589)     $   18,148      $  (13,111)
                                                      ========      ========      ==========      ==========
Basic earnings (loss) per share
  Income (loss) before extraordinary item             $   0.30      $  (0.33)     $     1.29      $    (0.78)
  Extraordinary item                                     (0.20)            -           (0.28)              -
                                                      --------      --------      ----------      ----------
  Net income (loss)                                   $   0.10      $  (0.33)     $     1.01      $    (0.78)
                                                      ========      ========      ==========      ==========
Diluted earnings (loss) per share
  Income (loss) before extraordinary item             $   0.29      $  (0.33)     $     1.03      $    (0.78)
  Extraordinary item                                     (0.20)            -           (0.17)              -
                                                      --------      --------      ----------      ----------
  Net income (loss)                                   $   0.09      $  (0.33)     $     0.86      $    (0.78)
                                                      ========      ========      ==========      ==========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -------------------------
                                                                                      2000           1999
                                                                                   ---------      ----------
                                                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                  $  25,560      $  (8,277)
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                            25,296         15,445
  Gain on sale of assets (Note 4)                                                    (48,188)             -
  Minority interest in income of a subsidiary                                         30,434         (8,228)
  Deferred income taxes                                                               15,820         (4,570)
  Other noncash items                                                                 10,443            971
Change in assets and liabilities from operating activities:
  Accounts receivable and other current assets                                       149,380        (72,620)
  Inventory                                                                            1,304         (1,244)
  Pipeline linefill                                                                     (929)            (4)
  Accounts payable and other current liabilities                                    (205,450)       104,343
                                                                                   ---------      ---------
Net cash provided by operating activities                                              3,670         25,816
                                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Costs incurred in connection with acquisitions                                             -       (141,971)
Payments for crude oil pipeline, gathering and terminal assets                        (5,009)        (4,677)
Payments for acquisition, exploration and development costs                          (28,548)       (50,980)
Payments for additions to other property and assets                                   (1,827)        (1,322)
Proceeds from sale of assets (Note 4)                                                223,859              -
                                                                                   ---------      ---------
Net cash provided by (used in) investing activities                                  188,475       (198,950)
                                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                         530,750        308,021
Proceeds from short-term debt                                                         45,250         24,150
Principal payments of long-term debt                                                (695,900)      (127,721)
Principal payments of short-term debt                                               (100,969)       (11,900)
Costs incurred in connection with financing arrangements                              (6,500)        (3,637)
Dividends paid                                                                        (6,043)             -
Distributions to unitholders of subisidiary                                          (14,499)        (8,413)
Other                                                                                   (385)          (852)
                                                                                   ---------      ---------
Net cash provided by (used in) financing activities                                 (248,296)       179,648
                                                                                   ---------      ---------
Net increase (decrease) in cash and cash equivalents                                 (56,151)         6,514
Cash and cash equivalents, beginning of period                                        68,228          6,544
                                                                                   ---------      ---------
Cash and cash equivalents, end of period                                           $  12,077      $  13,058
                                                                                   =========      =========

                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of Plains Resources Inc., our wholly-owned subsidiaries and Plains All American Pipeline, L.P. ("PAA"), in which we have an approximate 54% ownership interest. Plains All American Inc., one of our wholly-owned subsidiaries, serves as PAA's sole general partner. For financial statement purposes, the assets, liabilities and results of operations of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.

  The accompanying consolidated financial statements and related notes present our consolidated financial position as of June 30, 2000 and December 31, 1999, the results of our operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to our Form 10-K for the year ended December 31, 1999, filed with the SEC.

  All adjustments, consisting only of normal recurring adjustments that, in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to prior periods to conform to the current period presentation. We evaluate the capitalized costs of our oil and natural gas properties on an ongoing basis and have utilized the most recently available information to estimate our reserves at June 30, 2000, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

 Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning January 1, 2001. We have not yet determined what impact the adoption of SFAS 133 would have on the consolidated balance sheets, statements of operations and cash flows; however, this standard could increase volatility in earnings and retained earnings (deficit) through comprehensive income. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities." SFAS 138 amended the portions of SFAS 133, inclusive of the definition of the normal purchase and sale exclusion.

NOTE 2 - INVENTORY AND OTHER ASSETS

  Inventory consists of the following (in thousands):


                                             JUNE 30,    DECEMBER 31,
                                               2000          1999
                                             -------     ------------
Crude oil                                    $34,185        $35,664
Materials and supplies                         4,989          4,814
                                             -------        -------
                                             $39,174        $40,478
                                             =======        =======

  Other assets consist of the following (in thousands):


                                              JUNE 30,   DECEMBER 31,
                                                2000         1999
                                              --------    -----------

Pipeline linefill                              $18,562     $ 17,633
Deferred tax asset                              51,739       67,366
Land                                             8,853        8,853
Debt issue costs, net                           12,758       26,530
Other, net                                       6,328        9,385
                                               -------     --------
                                               $98,240     $129,767
                                               =======     ========

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

NOTE 4 --ASSET DISPOSITIONS

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was completed in March 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, Plains Marketing L.P., one of PAA's subsidiaries, has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear in July 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used (1) to repay outstanding indebtedness under PAA's $65.0 million senior secured term credit facility entered into in December 1999 to fund short-term working capital requirements resulting from the unauthorized trading losses and (2) for general working capital purposes. We recognized a total gain of $44.6 million, of which $16.5 million was recorded in the fourth quarter of 1999. The amount of crude oil linefill for sale at December 31, 1999 was $37.9 million and is included in assets held for sale on the consolidated balance sheet.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a gain of approximately $20.1 million in connection with the sale in the first quarter of 2000. Proceeds from the sale were used to permanently reduce the All American Pipeline, L.P. term loan facility (see Notes 5 and 6). The cost of the pipeline segment is included in assets held for sale on the consolidated balance sheet at December 31, 1999.

NOTE 5 -- DEBT

  On May 8, 2000, PAA entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. PAA is a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. PAA entered into the credit agreements in order to:

 .  refinance the existing bank debt of Plains Marketing, L.P. and Plains
   Scurlock Permian, L.P. in conjunction with the merger of Plains Scurlock Permian, L.P. into All American Pipeline, L.P.;
 .  refinance existing bank debt of All American Pipeline, L.P.;
 . repay us up to $114.0 million plus accrued interest of subordinated debt, and . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  PAA's new bank credit agreements consist of:

 . a $400.0 million senior secured revolving credit facility. The revolving credit facility is secured by substantially all of PAA's assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at PAA's option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. PAA incurs a commitment fee on the unused portion of the revolving credit facility.
 . A $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. The letter of credit facility is secured by substantially all of PAA's assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil that has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base, which is determined monthly based on certain of PAA's current assets and current liabilities (primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil). At June 30, 2000, approximately $129.4 million in letters of credit were outstanding under the letter of credit and borrowing facility.

  PAA's bank credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting PAA's ability to, among other things:

 .  incur indebtedness;
 .  grant liens;
 .  sell assets;
 .  make investments;
 .  engage in transactions with affiliates;
 .  enter into prohibited contracts; and
 .  enter into a merger or consolidation.

  PAA's bank credit agreements treat a change of control as an event of default and also require PAA to maintain:

 .  a current ratio (as defined) of 1.0 to 1.0;
 .  a debt coverage ratio that is not greater that 4.0 to 1.0 for the period from
   March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
 . an interest coverage ratio that is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  At June 30, 2000, the carrying value of all variable rate bank debt of $285.3 million approximated the fair value at that date. The carrying value and fair value of redeemable preferred stock were $138.8 million and $168.4 million, respectively, at June 30, 2000. The carrying value and fair value of the fixed rate debt was $277.5 million and $274.8 million, respectively, at that date. At December 31, 1999, the carrying value of all variable rate bank debt and redeemable preferred stock of $506.1 million and $138.8 million, respectively, approximated the fair value and liquidation value at that date. The carrying value and fair value of the fixed rate debt was $277.5 million and $270.7 million, respectively, at that date. The fair value of fixed rate debt was based on quoted market prices based on trades of subordinated debt.

NOTE 6 -- EXTRAORDINARY ITEM

  During the three and six months ended June 30, 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, of $3.6 million (net of minority interest of $5.1 million and deferred tax of $2.3 million) and $5.0 million (net of minority interest of $7.0 million and deferred tax of $3.2 million), respectively, related to PAA's early extinguishment of debt and refinancing of its credit agreements (see Notes 4 and 5).

NOTE 7 -- TREASURY STOCK

  In June 2000, our Board of Directors authorized the repurchase of up to one million shares of our common stock through December 31, 2000. As of June 30, 2000, we had repurchased 9,900 common shares at a cost of $0.2 million. In July 2000, we repurchased an additional 144,300 shares for approximately $2.2 million.

NOTE 8 -- OPERATING SEGMENTS

  Our operations consist of two operating segments: (1) Upstream Operations - engages in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and (2) Midstream Operations - engages in pipeline transportation, purchases and resales of crude oil at various points along the distribution chain and the leasing of certain terminalling and storage facilities. We evaluate performance based on gross margin, gross profit and income (loss) before income taxes, minority interest and extraordinary items.

(IN THOUSANDS) (UNAUDITED)                         UPSTREAM      MIDSTREAM        TOTAL
-----------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000
Revenues:
  External Customers                                 $37,290     $  738,542     $  775,832
  Intersegment (a)                                         -            425            425
  Other income (expense)                              (1,309)         3,084          1,775
                                                   ---------     ----------     ----------
    Total revenues of reportable segments            $35,981     $  742,051     $  778,032
                                                   =========     ==========     ==========
Segment gross margin (b)                             $22,107     $   32,348     $   54,455
Segment gross profit (c)                              19,588         24,353         43,941
Segment income before income taxes,
  minority interest and extraordinary item             6,035         16,654         22,689
------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 1999 (RESTATED)
Revenues:
  External Customers                                 $25,189     $  861,850     $  887,039
  Intersegment (a)                                         -            347            347
  Other income (expense)                                  48            190            238
                                                   ---------     ----------     ----------
    Total revenues of reportable segments            $25,237     $  862,387     $  887,624
                                                   =========     ==========     ==========
Segment gross margin (b)                             $13,089     $    4,639     $   17,728
Segment gross profit (c)                              11,217         (1,144)        10,073
Segment income (loss) before income taxes
  and minority interest                                  786         (9,514)        (8,728)
------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
Revenues:
  External Customers                                 $70,582     $1,737,470     $1,808,052
  Intersegment (a)                                         -            816            816
  Gain on sale of assets                                   -         48,188         48,188
  Other income (expense)                              (4,005)        10,594          6,589
                                                   ---------     ----------     ----------
    Total revenues of reportable segments            $66,577     $1,797,068     $1,863,645
                                                   =========     ==========     ==========
Segment gross margin (b)                             $39,904     $   68,510     $  108,414
Segment gross profit (c)                              34,955         51,864         86,819
Segment income before income taxes,                        -
  minority interest and extraordinary item             6,804         80,679         87,483
------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (RESTATED)
Revenues:
  External Customers                                 $46,331     $1,317,610     $1,363,941
  Intersegment (a)                                         -            674            674
  Other income (expense)                                  20            287            307
                                                   ---------     ----------     ----------
    Total revenues of reportable segments            $46,351     $1,318,571     $1,364,922
                                                   =========     ==========     ==========
Segment gross margin (b)                             $22,668     $    2,629     $   25,297
Segment gross profit (c)                              19,185         (5,605)        13,580
Segment loss before income taxes and
  minority interest                                   (1,173)       (19,902)       (21,075)
------------------------------------------------------------------------------------------

a)  Intersegment sales were conducted on an arm's length basis.
b) Gross margin is calculated as revenues less cost of sales and operations expenses.
c) Gross profit is calculated as revenues less costs of sales and operations and general and administrative expenses.

NOTE 9 -- EARNINGS PER SHARE

  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computations for income (loss) from continuing operations before extraordinary items for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------------------
                                                                    2000                       1999 (restated)
                                                    ----------------------------------  ---------------------------------
                                                       INCOME       SHARES      PER      INCOME     SHARES      PER
                                                      (NUMERA-     (DENOMI-    SHARE    (NUMERA-   (DENOMI-     SHARE
                                                        TOR)        NATOR)     AMOUNT     TOR)      NATOR)     AMOUNT
                                                    -----------   ----------  --------  ---------  ---------  ----------
Net income (loss) before extraordinary item          $ 9,070                             $ (3,116)
Less:  preferred stock dividends                      (3,694)                              (2,473)
                                                     -------                             --------
Income (loss) available to common stockholders         5,376        17,981      $0.30      (5,589)     16,914   $(0.33)
                                                                                =====                           ======
Effect of dilutive securities:
Convertible preferred stock                                -             -                      -                   -
Employee stock options and warrants                        -           761                      -                   -
                                                     -------        ------               ---------     -------
Income (loss) available to common
stockholders assuming dilution                       $ 5,376        18,742      $0.29    $ (5,589)     16,914   $(0.33)
                                                     =======        ======      =====    =========     =======  ======


                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------------------
                                                                    2000                        1999 (restated)
                                                    ----------------------------------  -------------------------------
                                                       INCOME       SHARES      PER        INCOME     SHARES      PER
                                                      (NUMERA-     (DENOMI-    SHARE      (NUMERA-    (DENOMI-    SHARE
                                                        TOR)        NATOR)     AMOUNT       TOR)       NATOR)     AMOUNT
                                                    ------------  ----------  --------  -----------  ----------  -------
Net income (loss) before extraordinary item          $30,548                              $ (8,277)
Less:  preferred stock dividends                      (7,412)                               (4,834)
                                                     -------                                ------
Income (loss) available to common stockholders        23,136        17,964      $1.29      (13,111)    16,902   $(0.78)
                                                                                =====                           ======
Effect of dilutive securities:
  Convertible preferred stock                          7,412        10,935                       -          -
  Employee stock options and warrants                      -           715                       -          -
                                                     -------        ------                  ------     ------
Income (loss) available to common
  stockholders assuming dilution                     $30,548        29,614      $1.03     $(13,111)    16,902   $(0.78)
                                                     =======        ======      =====     ========     ======   ======

NOTE 10 -- PREFERRED STOCK DIVIDENDS

  On April 1, 2000, we paid cash dividends of approximately $6.0 million on our Series D, F and G preferred stock. The dividends on the Series D and F preferred stock are for the period from October 1, 1999 through March 31, 2000. The Series F preferred stock was issued on December 15, 1999 and such dividend covers the period from that date through March 31, 2000.

  On July 19, 2000, we paid cash dividends of approximately $0.3 million on our Series D preferred stock covering the period from April 1, 2000 through June 30, 2000.

NOTE 11 -- CONTINGENCIES

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of the general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name the general partner and us as additional defendants. The court consolidated all subsequently filed cases under the first filed action described above and appointed two lead plaintiffs representing two different plaintiff classes: (1) purchasers of our common stock and options (the "Plains Plaintiffs") and (2) purchasers of PAA's common units (the "PAA Plaintiffs"). On July 14, 2000, the Plains Plaintiffs filed a consolidated complaint alleging violations of Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On the same day, the PAA Plaintiffs filed a consolidated complaint, naming as additional defendants the underwriters for the public offering of PAA units. The PAA Plaintiffs' consolidated complaint alleges that the defendants are liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

  The plaintiffs in the Texas securities litigation seek, among other things, damages for all losses and damages allegedly sustained by the plaintiffs from the unauthorized trading loss and defendants' alleged misconduct, and any additional relief as may be just and proper under the circumstances.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming the general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described below. A responsive pleading or motion on behalf of the defendants is due on August 14, 2000.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named the general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. The derivative complaints allege, among other things, that Plains All American Pipeline has been harmed due to the negligence or breach of fiduciary duties of the officers and directors that are named in the lawsuits. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Sussex v. Plains All American Inc. as the operative complaint in the consolidated action. No responsive pleading or motion on behalf of the defendants is currently due.

  The plaintiffs in the Delaware securities litigation seek that the defendants
(1) account for all losses and damages allegedly sustained by Plains All American from the unauthorized trading losses, (2) establish and maintain effective internal controls ensuring that PAA's affiliates and persons responsible for its affairs do not engage in wrongful practices detrimental to Plains All American, (3) account for the plaintiffs' costs and expenses in litigation, including reasonable attorneys' fees, accountants' fees, and experts' fees and (4) provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  We intend to vigorously defend the claims made against us in the Texas securities litigation, the Texas derivative litigation and the Delaware derivative litigation. However, there can be no assurance that we will be successful in our defense or that these lawsuits will not have a material adverse effect on our financial position or results of operations.

  We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. Management does not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition or results of operations.

NOTE 12 -- CONSOLIDATING FINANCIAL STATEMENTS

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

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited) (in thousands)
JUNE 30, 2000


                                                            GUARANTOR     NONGUARANTOR     INTERCOMPANY
                                                 PARENT    SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                ---------  ------------   ------------     ------------    ------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                       $   8,638     $     421       $  3,018         $      -      $   12,077
Accounts receivable and other                       9,352        16,421        316,070                -         341,843
Inventory                                               -         6,841         32,333                -          39,174
                                                ---------     ---------       --------         --------      ----------
Total current assets                               17,990        23,683        351,421                -         393,094
                                                ---------     ---------       --------         --------      ----------
PROPERTY AND EQUIPMENT                            236,382       524,369        464,237                -       1,224,988
Less allowance for depreciation,
  depletion and amortization                     (216,737)     (128,770)       (18,504)         (55,386)       (419,397)
                                                ---------     ---------       --------         --------      ----------
                                                   19,645       395,599        445,733          (55,386)        805,591
                                                ---------     ---------       --------         --------      ----------
INVESTMENTS IN SUBSIDIARIES AND
     INTERCOMPANY ADVANCES                        301,177      (229,067)       (29,155)         (42,955)              -
OTHER ASSETS                                       27,905        12,383         57,952                -          98,240
                                                ---------     ---------       --------         --------      ----------
                                                $ 366,717     $ 202,598       $825,951         $(98,341)     $1,296,925
                                                =========     =========       ========         ========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities  $  25,220     $  39,626       $284,475         $    150      $  349,471
Notes payable and other current obligations             -           511          3,000                -           3,511
                                                ---------     ---------       --------         --------      ----------
Total current liabilities                          25,220        40,137        287,475              150         352,982

BANK DEBT                                          15,000             -              -                -          15,000
BANK DEBT OF A SUBSIDIARY                               -             -        267,250                -         267,250
SUBORDINATED DEBT                                 277,731             -              -                -         277,731
OTHER LONG-TERM DEBT                                    -         2,044              -                -           2,044
OTHER LONG-TERM LIABILITIES                         2,078             -          9,571                -          11,649
                                                ---------     ---------       --------         --------      ----------
                                                  320,029        42,181        564,296              150         926,656
                                                ---------     ---------       --------         --------      ----------
MINORITY INTEREST                                 (70,036)            -        242,019               92         172,075
                                                ---------     ---------       --------         --------      ----------
CUMULATIVE CONVERTIBLE
  PREFERRED STOCK, STATED
  AT LIQUIDATION PREFERENCE                       138,813             -              -                -         138,813
                                                ---------     ---------       --------         --------      ----------
NON-REDEEMABLE PREFERRED STOCK,
  COMMON STOCK AND
  OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock    23,300             -              -                -          23,300
Common Stock                                        1,799            78              -              (78)          1,799
Additional paid-in capital                        130,792         3,950         43,394          (47,344)        130,792
Retained earnings (accumulated deficit)          (177,822)      156,389        (23,758)         (51,161)        (96,352)
Treasury stock, at cost                              (158)            -              -                -            (158)
                                                ---------     ---------       --------         --------      ----------
                                                  (22,089)      160,417         19,636          (98,583)         59,381
                                                ---------     ---------       --------         --------      ----------
                                                $ 366,717     $ 202,598       $825,951         $(98,341)     $1,296,925
                                                =========     =========       ========         ========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
DECEMBER 31, 1999

                                                            GUARANTOR     NONGUARANTOR     INTERCOMPANY
                                                 PARENT    SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------   ------------   ------------     ------------    ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $   9,241     $   5,134     $   53,853      $       -      $   68,228
Accounts receivable and other                       1,808        11,221        508,919              -         521,948
Inventory                                               -         5,652         34,826              -          40,478
Assets held for sale                                    -             -        141,486              -         141,486
                                                ---------     ---------     ----------      ---------      ----------
Total current assets                               11,049        22,007        739,084              -         772,140
                                                ---------     ---------     ----------      ---------      ----------
PROPERTY AND EQUIPMENT                            235,158       494,279        460,730              -       1,190,167
Less allowance for depreciation,
  depletion and amortization                     (215,463)     (120,016)       (11,649)       (55,386)       (402,514)
                                                ---------     ---------     ----------      ---------      ----------
                                                   19,695       374,263        449,081        (55,386)        787,653
                                                ---------     ---------     ----------      ---------      ----------

INVESTMENTS IN SUBSIDIARIES AND
     INTERCOMPANY ADVANCES                        440,115      (224,598)       (45,683)      (169,834)              -
OTHER ASSETS                                       40,337        14,752         74,678              -         129,767
                                                ---------     ---------     ----------      ---------      ----------
                                                $ 511,196     $ 186,424     $1,217,160      $(225,220)     $1,689,560
                                                =========     =========     ==========      =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities  $  23,700     $  35,457     $  487,212      $      24      $  546,393
Notes payable and other current obligations             -           511        109,369              -         109,880
                                                ---------     ---------     ----------      ---------      ----------
Total current liabilities                          23,700        35,968        596,581             24         656,273

BANK DEBT                                         137,300             -              -              -         137,300
BANK DEBT OF A SUBSIDIARY                               -             -        259,450              -         259,450
SUBORDINATED DEBT                                 277,909             -        105,000       (105,000)        277,909
OTHER LONG-TERM DEBT                                    -         2,044              -              -           2,044
OTHER LONG-TERM LIABILITIES                         1,954             -         19,153              -          21,107
                                                ---------     ---------     ----------      ---------      ----------
                                                  440,863        38,012        980,184       (104,976)      1,354,083
                                                ---------     ---------     ----------      ---------      ----------
MINORITY INTEREST                                 (70,037)            -        226,082              -         156,045
                                                ---------     ---------     ----------      ---------      ----------
CUMULATIVE CONVERTIBLE
  PREFERRED STOCK, STATED
  AT LIQUIDATION PREFERENCE                       138,813             -              -              -         138,813
                                                ---------     ---------     ----------      ---------      ----------
NON-REDEEMABLE PREFERRED STOCK,
  COMMON STOCK AND
  OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock    23,300             -              -              -          23,300
Common Stock                                        1,792            78              -            (78)          1,792
Additional paid-in capital                        130,027         3,952         43,261        (47,213)        130,027
Retained earnings (accumulated deficit)          (153,562)      144,382        (32,367)       (72,953)       (114,500)
                                                ---------     ---------     ----------      ---------      ----------
                                                    1,557       148,412         10,894       (120,244)         40,619
                                                ---------     ---------     ----------      ---------      ----------
                                                $ 511,196     $ 186,424     $1,217,160      $(225,220)     $1,689,560
                                                =========     =========     ==========      =========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
THREE MONTHS ENDED JUNE 30, 2000

                                                            GUARANTOR     NONGUARANTOR     INTERCOMPANY
                                                 PARENT    SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------   ------------   ------------     ------------    ------------
REVENUES
Oil and natural gas sales                       $      -      $36,865      $      -           $ 425          $ 37,290
Marketing, transportation, storage and
 terminalling                                          -            -       738,967            (425)          738,542
Interest and other income (expense)                 (462)          59         3,084            (906)            1,775
                                                --------      -------      --------           -----          --------
                                                    (462)      36,924       742,051            (906)          777,607
                                                --------      -------      --------           -----          --------
EXPENSES
Production expenses                                    -       15,183             -               -            15,183
Marketing, transportation, storage and
 terminalling                                          -            -       706,194               -           706,194
General and administrative                           560        1,959         7,995               -            10,514
Depreciation, depletion and amortization             861        4,528         4,695               -            10,084
Interest expense                                   2,338        5,424         6,087            (906)           12,943
                                                --------      -------      --------           -----          --------
                                                   3,759       27,094       724,971            (906)          754,918
                                                --------      -------      --------           -----          --------
Income (loss) before income taxes,
  minority interest and extraordinary item        (4,221)       9,830        17,080               -            22,689
Minority interest                                      -            -         7,820               -             7,820
                                                --------      -------      --------           -----          --------
Income (loss) before income taxes                 (4,221)       9,830         9,260               -            14,869
Income tax expense (benefit):
  Current                                            185          104           232               -               521
  Deferred                                         8,161        2,236        (5,119)              -             5,278
                                                --------      -------      --------           -----          --------
Income (loss) before extraordinary item          (12,567)       7,490        14,147               -             9,070
Extraordinary item, net of tax benefit
  and minority interest                                -            -        (3,623)              -            (3,623)
                                                --------      -------      --------           -----          --------
NET INCOME (LOSS)                                (12,567)       7,490        10,524               -             5,447
Less:  cumulative preferred stock dividends        3,694            -             -               -             3,694
                                                --------      -------      --------           -----          --------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                      $(16,261)     $ 7,490      $ 10,524           $   -          $  1,753
                                                ========      =======      ========           =====          ========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands) (restated) THREE MONTHS ENDED JUNE 30, 1999

                                                                  GUARANTOR         NONGUARANTOR       INTERCOMPANY
                                                  PARENT         SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                                 --------        ------------       ------------       ------------    ------------
REVENUES
Oil and natural gas sales                        $     -            $24,842          $      -              $ 347           $ 25,189
Marketing, transportation, storage and
 terminalling                                          -                  -           862,524               (674)           861,850
Interest and other income                             36                 10               192                  -                238
                                              --------------------------------------------------------------------------------------


                                                      36             24,852           862,716               (327)           887,277
                                              --------------------------------------------------------------------------------------
EXPENSES
Production expenses                                    -             12,100                 -                  -             12,100
Marketing, transportation, storage and
 terminalling                                          -                  -           836,068               (327)           835,741
Unauthorized trading losses and related expenses       -                  -            21,470                  -             21,470
General and administrative                           505              1,368             5,782                  -              7,655
Depreciation, depletion and amortization             638              3,797             3,840                  -              8,275
Interest expense                                   1,583              4,461             4,720                  -             10,764
                                              --------------------------------------------------------------------------------------
                                                   2,726             21,726           871,880               (327)           896,005
                                              --------------------------------------------------------------------------------------
Income (loss) before income taxes and
 minority interest                                (2,690)             3,126            (9,164)                 -             (8,728)
Minority interest                                      -                  -            (3,939)                 -             (3,939)
                                              --------------------------------------------------------------------------------------
Income (loss) before income taxes                 (2,690)             3,126            (5,225)                 -             (4,789)
Income tax expense (benefit)
  Current                                         (3,156)                 -             3,156                  -                  -
  Deferred                                         2,332              1,376            (5,381)                 -             (1,673)
                                              --------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 (1,866)             1,750            (3,000)                 -             (3,116)
Less:  cumulative preferred stock dividends        2,473                  -                 -                  -              2,473
                                              --------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                       $(4,339)           $ 1,750          $ (3,000)             $   -           $ (5,589)
                                              ======================================================================================

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
SIX MONTHS ENDED JUNE 30, 2000


                                                                  GUARANTOR       NONGUARANTOR      INTERCOMPANY
                                                  PARENT         SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                 --------        ------------     ------------      ------------      ------------
REVENUES
Oil and natural gas sales                       $      -            $69,766        $        -            $   816         $   70,582
Marketing, transportation, storage and
 terminalling                                          -                  -         1,738,286               (816)         1,737,470
Gain on sale of assets                                 -                  -            48,188                  -             48,188
Interest and other income (expense)               (1,044)               101            10,594             (3,062)             6,589
                                             ---------------------------------------------------------------------------------------
                                                  (1,044)            69,867         1,797,068             (3,062)         1,862,829
                                             ---------------------------------------------------------------------------------------
EXPENSES
Production expenses                                    -             30,678                 -                  -             30,678
Marketing, transportation, storage and
 terminalling                                          -                  -         1,668,960                  -          1,668,960
General and administrative                         1,062              3,887            16,646                  -             21,595
Depreciation, depletion and amortization           1,675              8,754            14,867                  -             25,296
Interest expense                                   6,155             10,624            15,100             (3,062)            28,817
                                             ---------------------------------------------------------------------------------------
                                                   8,892             53,943         1,715,573             (3,062)         1,775,346
                                             ---------------------------------------------------------------------------------------
Income (loss) before income taxes,
 minority interest and extraordinary item         (9,936)            15,924            81,495                  -             87,483
Minority interest                                      -                  -            37,404                  -             37,404
                                             ---------------------------------------------------------------------------------------
Income (loss) before income taxes                 (9,936)            15,924            44,091                  -             50,079
Income tax expense (benefit):
 Current                                             185                104               232                  -                521
 Deferred                                          6,732              3,813             8,465                  -             19,010
                                             ---------------------------------------------------------------------------------------
Income (loss) before extraordinary item          (16,853)            12,007            35,394                  -             30,548
Extraordinary item, net of tax benefit
 and minority interest                                 -                  -            (4,988)                 -             (4,988)
                                             ---------------------------------------------------------------------------------------
NET INCOME (LOSS)                                (16,853)            12,007            30,406                  -             25,560
Less:  cumulative preferred stock dividends        7,412                  -                 -                  -              7,412
                                             ---------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                      $(24,265)           $12,007        $   30,406            $     -         $   18,148
                                             =======================================================================================

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands) (restated) SIX MONTHS ENDED JUNE 30, 1999

                                                             GUARANTOR     NONGUARANTOR      INTERCOMPANY
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                --------    ------------   ------------      ------------     ------------
REVENUES
Oil and natural gas sales                       $     -        $45,657     $        -            $ 674         $   46,331
Marketing, transportation, storage and
 terminalling                                         -              -      1,318,284             (674)         1,317,610
Interest and other income (expense)                  (3)            22            288                -                307
                                          -------------------------------------------------------------------------------
                                                     (3)        45,679      1,318,572                -          1,364,248
                                          -------------------------------------------------------------------------------
EXPENSES
Production expenses                                   -         23,663              -                -             23,663
Marketing, transportation, storage and
 terminalling                                         -              -      1,272,306                -          1,272,306
Unauthorized trading losses and related
 expenses                                             -              -         42,675                -             42,675
General and administrative                          888          2,596          8,233                -             11,717
Depreciation, depletion and amortization          1,260          7,514          6,671                -             15,445
Interest expense                                  2,613          8,991          7,913                -             19,517
                                           ------------------------------------------------------------------------------
                                                  4,761         42,764      1,337,798                -          1,385,323
                                           ------------------------------------------------------------------------------
Income (loss) before income taxes and
 minority interest                               (4,764)         2,915        (19,226)               -            (21,075)
Minority interest                                     -              -         (8,228)               -             (8,228)
                                           ------------------------------------------------------------------------------
Income (loss) before income taxes                (4,764)         2,915        (10,998)               -            (12,847)
Income tax expense (benefit)
  Current                                        (3,156)             -          3,156                -                  -
  Deferred                                        3,012             50         (7,632)               -             (4,570)
                                           ------------------------------------------------------------------------------
NET INCOME (LOSS)                                (4,620)         2,865         (6,522)               -             (8,277)
Less:  cumulative preferred stock
 dividends                                        4,834              -             -                 -              4,834
                                          -------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE
 TO COMMON STOCKHOLDERS                         $(9,454)       $ 2,865    $   (6,522)            $   -         $  (13,111)
                                          ===============================================================================


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) SIX MONTHS ENDED JUNE 30, 2000


                                                              GUARANTOR     NONGUARANTOR     INTERCOMPANY
                                                   PARENT    SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  --------   ------------   ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (16,853)   $ 12,007       $  30,406       $     -        $  25,560
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion, and amortization            1,675       8,754          14,867             -           25,296
  Gain on sale of assets (Note 4)                          -           -         (48,188)            -          (48,188)
  Minority interest in income of a subsidiary              -           -          30,434             -           30,434
  Deferred income tax                                  6,732       3,813           5,275             -           15,820
  Other noncash items                                  5,731           -           4,712             -           10,443
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                       (7,544)     (5,201)        162,125             -          149,380
  Inventory                                                -      (1,189)          2,493             -            1,304
  Pipeline linefill                                        -           -            (929)            -             (929)
  Accounts payable and other current liabilities       1,520         637        (207,607)            -         (205,450)
                                             --------------------------------------------------------------------------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                       (8,739)     18,821          (6,412)            -            3,670
                                             --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for crude oil pipeline, gathering
 and terminal assets                                       -           -          (5,009)            -           (5,009)
Payments for acquisition, exploration,
 and development costs                                (1,108)    (27,440)              -             -          (28,548)
Payments for additions to other property and
  assets                                                (117)     (1,173)           (537)            -           (1,827)
Proceeds from sale of assets (Note 4)                      -           -         223,859             -          223,859
                                             --------------------------------------------------------------------------
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                       (1,225)    (28,613)        218,313             -          188,475
                                             --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                 125,615       5,079        (130,694)            -                -
Proceeds from long-term debt                          87,700           -         443,050             -          530,750
Proceeds from short-term debt                              -           -          45,250             -           45,250
Principal payments of long-term debt                (210,000)          -        (485,900)            -         (695,900)
Principal payments of short-term debt                      -           -        (100,969)            -         (100,969)
Costs incurred in connection with financing
 arrangements                                              -           -          (6,500)                        (6,500)
Dividends paid                                        (6,043)          -               -                         (6,043)
Distribution to unitholders                           12,474           -         (26,973)            -          (14,499)
Other                                                   (385)          -               -                           (385)
                                             --------------------------------------------------------------------------
NET CASH PROVIDED BY
 (USED IN) FINANCING ACTIVITIES                        9,361       5,079        (262,736)            -         (248,296)
                                             --------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (603)     (4,713)        (50,835)            -          (56,151)
Cash and cash equivalents, beginning of period         9,241       5,134          53,853             -           68,228
                                             --------------------------------------------------------------------------
Cash and cash equivalents, end of period           $   8,638    $    421       $   3,018       $     -        $  12,077
                                             ==========================================================================

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) (restated)
SIX MONTHS ENDED JUNE 30, 1999

                                                               GUARANTOR     NONGUARANTOR     INTERCOMPANY
                                                     PARENT    SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    --------   ------------   ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $ (4,620)     $  2,865    $  (6,522)      $     -         $  (8,277)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion, and amortization            1,260        7,514        6,671             -            15,445
  Minority interest in income of a subsidiary              -            -       (8,228)            -            (8,228)
  Deferred income tax                                  3,012           50       (7,632)            -            (4,570)
  Other noncash items                                    789            -          182             -               971
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                       (1,168)       2,370      (73,822)            -           (72,620)
  Inventory                                                -            6       (1,250)            -            (1,244)
  Pipeline linefill                                        -            -           (4)            -                (4)
  Accounts payable and other current liabilities      (2,987)       5,870      102,908        (1,448)          104,343
                                                    --------     --------    ---------       -------         ---------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                       (3,714)      18,675       12,303        (1,448)           25,816
                                                    --------     --------    ---------       -------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition of midstream assets                -            -     (141,971)            -          (141,971)
Payments for crude oil pipeline, gathering
 and terminal assets                                       -            -       (4,677)            -            (4,677)
Payments for acquisition, exploration,
 and development costs                                (3,021)     (47,959)           -             -           (50,980)
Payments for additions to other property and assets      (90)      (1,074)        (158)            -            (1,322)
                                                    --------     --------    ---------       -------         ---------
NET CASH USED IN INVESTING ACTIVITIES                 (3,111)     (49,033)    (146,806)            -          (198,950)
                                                    --------     --------    ---------       -------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                 (42,018)      30,454       11,564             -                 -
(Payment) proceeds from issuance of Class B
  Common Units                                       (25,000)           -       25,000             -                 -
Proceeds from long-term debt                         120,400            -      187,621             -           308,021
Proceeds from short-term debt                              -            -       24,150             -            24,150
Principal payments of long-term debt                 (55,100)           -      (72,621)            -          (127,721)
Principal payments of short-term debt                      -            -      (11,900)            -           (11,900)
Costs incurred in connection with financing
  arrangements                                          (110)           -       (3,527)                         (3,637)
Distribution to unitholders                           11,328            -      (19,741)            -            (8,413)
Other                                                   (852)           -            -             -              (852)
                                                    --------     --------    ---------       -------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              8,648       30,454      140,546             -           179,648
                                                    --------     --------    ---------       -------         ---------
Net increase (decrease) in cash and cash
  equivalents                                          1,823           96        6,043        (1,448)            6,514
Cash and cash equivalents, beginning of period           142          194        6,408          (200)            6,544
                                                    --------     --------    ---------       -------         ---------
Cash and cash equivalents, end of period            $  1,965     $    290    $  12,451       $(1,648)        $  13,058
                                                    ========     ========    =========       =======         =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  We are an independent energy company engaged in two related lines of business within the energy sector industry. Our first line of business, which we refer to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. Our second line of business, which we refer to as "midstream", is engaged in the marketing, transportation and terminalling of crude oil. We conduct this second line of business through our majority ownership in Plains All American Pipeline, L.P. ("PAA"). For financial statement purposes, the assets, liabilities and results of operations of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest. Our upstream crude oil and natural gas activities are focused in California (in the Los Angeles Basin, the Arroyo Grande Field, and the Mt. Poso Field), offshore California (in the Point Arguello Field), the Sunniland Trend of South Florida and the Illinois Basin in southern Illinois. Our midstream activities are concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $154.9 million of the unauthorized trading loss was recognized in 1999, with approximately $21.2 million and $21.5 million of this amount recognized in the first and second quarters of 1999, respectively. As a result, we have previously restated our 1999 financial information.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

  For the three months ended June 30, 2000, we reported net income of $5.4 million, or $0.10 per basic share ($0.09 per diluted share) on total revenue of $777.6 million, as compared with a net loss of $3.1 million, or $0.33 per basic and diluted share on total revenue of $887.3 million in the second quarter of 1999. Results for the three months ended June 30, 2000 and 1999 include the following unusual or nonrecurring items:

  2000
 . $1.3 million of previously deferred net gains on interest rate swap terminations recognized due to the early extinguishment of debt (net of minority interest, this net gain had a negligible effect on income before taxes) and
 . an extraordinary loss of $3.6 million related to the early extinguishment of debt (net of minority interest and tax benefit).

  1999
 .  $21.5 million of unauthorized trading losses.

  Excluding nonrecurring items, we would have reported net income of approximately $9.1 million and $4.6 million for the three months ended June 30, 2000 and 1999, respectively. Adjusted EBITDA increased 40% in 2000 to $44.4 million from the $31.8 million reported in the second quarter of 1999. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, depletion and amortization and the nonrecurring items discussed above. Cash flow from operations after deducting minority interest (net income before noncash items) was $24.7 million and $16.3 million for the second quarters of 2000 and 1999, respectively. Cash flow from operations also excludes the nonrecurring items discussed above.

  Oil and natural gas sales. Oil and natural gas sales were $37.3 million for the second quarter of 2000, an approximate 48% increase from the 1999 second quarter amount of $25.2 million due to higher product prices and increased production volumes which contributed approximately $7.5 million and $4.6 million to the increase, respectively.

  Marketing, transportation, storage and terminalling revenues. Marketing, transportation, storage and terminalling revenues decreased to $738.5 million for the second quarter of 2000 compared to the 1999 second quarter amount of $861.9 million, as lower current year lease gathering and bulk purchase volumes and decreased pipeline margin revenues offset higher crude oil prices.

  Production expenses. Total production expenses increased to $15.2 million from $12.1 million in the second quarter of 1999 primarily due to increased production volumes resulting from our acquisition and exploitation activities and increased per unit costs.

  Marketing, transportation, storage and terminalling expenses. Marketing, transportation, storage and terminalling expenses decreased to $706.2 million in the second quarter of 2000 compared to $835.7 million in the same quarter of 1999. The decrease is primarily due to lower current year lease gathering and bulk purchase volumes and a decrease in pipeline margin purchases offset by increased purchase costs as a result of higher crude oil prices.

  General and administrative. General and administrative expenses were $10.5 million for the second quarter of 2000 compared to $7.7 million for the second quarter of 1999. Our upstream and midstream activities accounted for approximately $0.6 million and $2.2 million, respectively, of the increase.

  Depreciation, depletion and amortization. Primarily as a result of our mid-1999 midstream acquisitions and increased upstream production levels, total depreciation, depletion and amortization expense ("DD&A") for the second quarter of 2000 was $10.1 million as compared to $8.3 million for the second quarter of 1999.

  Interest expense. Interest expense for the second quarter of 2000 was $12.9 million, an increase of $2.2 million over last year's second quarter. The increase is primarily due to higher interest rates in 2000 as compared to 1999.

 Nonrecurring items

  Early extinguishment of debt. During the quarter ended June 30, 2000, we recognized an extraordinary loss, consisting primarily of unamortized debt issue costs, totaling $3.6 million (net of minority interest of $5.1 million and deferred tax of $2.3 million) related to the refinancing of PAA's credit facilities. In addition, interest and other income includes $1.3 million of net deferred gains from terminated interest rate swaps as a result of the debt extinguishment.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $21.5 million in the second quarter of 1999 as a result of unauthorized trading by a former employee of PAA.

 Upstream Results

  The following table reflects certain of our upstream operating information for the periods presented:

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
AVERAGE DAILY PRODUCTION VOLUMES (in thousands):
 Barrels of oil equivalent ("BOE")
  California onshore (approximately 91% oil)             15.1           15.7
  Offshore California (100% oil)                          4.5              -
  Gulf Coast (100% oil)                                   2.6            2.5
  Illinois Basin (100% oil)                               2.9            3.0
                                                   ----------     ----------
   Total (approximately 95% oil)                         25.1           21.2
                                                   ==========     ==========
UNIT ECONOMICS:
 Average sales price per BOE                           $16.35         $13.05
 Production expense per BOE                              6.65           6.27
                                                   ----------     ----------
 Gross margin per BOE                                    9.70           6.78
 Upstream G&A expense per BOE                            1.10           0.97
                                                   ----------     ----------
 Gross profit per BOE                                  $ 8.60         $ 5.81
                                                   ==========     ==========

  Total oil equivalent production increased approximately 18% to an average of 25,100 BOE per day as compared to the second quarter 1999 average of 21,200 BOE per day. The increase is primarily attributable to the offshore California Point Arguello Unit, which we acquired from Chevron in July 1999. Net daily production from our onshore California properties averaged 15,100 barrels per day in the second quarter of

2000 compared to 15,700 barrels per day in the prior year period. Net daily production for our Gulf Coast properties averaged approximately 2,600 barrels per day during the second quarter of 2000, compared to 2,500 barrels per day in the prior year period. Net daily production in the Illinois Basin averaged approximately 2,900 barrels per day during the second quarter of 2000, a decrease of approximately 3% compared to 3,000 barrels per day during the second quarter of 1999, due primarily to natural decline.

  Our average product price was $16.35 per BOE, up 25% as compared to the 1999 second quarter average wellhead price of $13.05 per BOE. Our product price represents a combination of fixed-price and floating-price sales arrangements tied to a benchmark price index and subjected to discounts for location and quality differentials. The price index is the NYMEX benchmark WTI crude oil price, which averaged $28.69 per barrel during the second quarter of 2000, approximately 63% above the $17.65 per barrel amount in the prior year quarter. Our average product prices also include the effects of hedging transactions such as financial swap and collar arrangements and futures transactions. These transactions had the effect of decreasing our average price by $7.53 and $0.12 per BOE in the second quarter of 2000 and 1999, respectively. We maintained hedges on approximately 78% and 65% of our crude oil production in the second quarter of 2000 and 1999, respectively.

  Upstream unit gross margin (well-head revenue less production expenses) for the second quarter of 2000 was $9.70 per BOE, a 43% increase as compared to $6.78 per BOE reported for the second quarter of 1999. Average unit production expenses averaged $6.65 per BOE for the second quarter of 2000, an approximate 6% increase over the 1999 second quarter average of $6.27 per BOE. The increase is due to higher chemical costs for our Illinois properties as well as higher costs related to equipment failures in Florida. Expenses related to equipment failures in Florida were lower than average in the prior year period as we experienced a lower than average equipment failure rate. In addition, there is upward pressure on operating expenses industry-wide due to increased fuel costs for both gas and electricity, as well as general pressure throughout the service industry.

  Unit general and administrative expenses increased to $1.10 per BOE in the second quarter of 2000, compared to $0.97 per BOE in the prior year comparative quarter. Total upstream general and administrative expense was $2.5 million during the second quarter of 2000 compared to $1.9 million in the second quarter of 1999. The increase is primarily attributable to increased overhead expenses related to our production and corporate activities.

  Total upstream DD&A was $5.4 million in the second quarter of 2000 compared to $4.4 million in the second quarter of 1999. The increase is due to increased production volumes as well as an increase in our per unit DD&A rate. On a per unit basis, DD&A was $2.21 for the second quarter of 2000 compared to $2.10 in the 1999 comparative quarter.

Midstream Results

  Gross margin from our midstream activities was $32.3 million in the second quarter compared to $4.6 million ($26.1 million excluding the unauthorized trading losses) in the second quarter of 1999. An analysis of these results is discussed below.

  The following table reflects certain of our midstream operating information for the periods presented (in thousands):

                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                       --------------------------------
                                           2000                1999
                                       -------------      -------------
                                                          (RESTATED)
OPERATING RESULTS:
 Gross margin:
  Pipeline                                    $12,759           $ 12,917
  Gathering and marketing and
   terminalling and storage                    19,589             13,192
  Unauthorized trading losses                       -            (21,470)
                                        -------------      -------------
   Total                                       32,348              4,639
  General and administrative expense           (7,995)            (5,783)
                                        -------------      -------------
  Gross profit                                $24,353           $ (1,144)
                                        =============      =============



                                               Table continued on following page

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                         --------------------------
                                             2000           1999
                                         -----------    -----------
Average Daily Volumes (MBbls/day):
 Pipeline Activities:
  All American
   Tariff activities                               74            101
   Margin activities                               57             63
  Other                                           118             20
                                          -----------    -----------
  Total                                           249            184
                                          ===========    ===========
 Lease gathering                                  208            227
 Bulk purchases                                    26            137
                                          -----------    -----------
  Total                                           234            364
                                          ===========    ===========
 Terminal throughput                               61             84
                                          ===========    ===========
Storage leased to third parties,
 monthly average volumes                        1,953          2,333
                                          ===========    ===========


  Pipeline Operations. Gross margin from pipeline operations was $12.8 million for the quarter ended June 30, 2000 compared to $12.9 million for the prior year quarter. Increased margins from the Scurlock and West Texas gathering system acquisitions in mid-1999 were offset by a decrease in tariff transport volumes. These volumes decreased due to the sale of the segment of the All American Pipeline and lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California.

  Gross revenues from pipeline margin activities decreased approximately $119.0 million from the prior year period primarily due to the sale of the segment of the All American Pipeline and a decrease in volumes that were purchased and resold. The margin between revenue and direct cost of crude purchased was $3.9 million for the quarter ended June 30, 2000 compared to $8.9 million for the prior year second quarter. Pipeline tariff revenues were approximately $12.8 million for the second quarter of 2000 compared to approximately $10.5 million for the same period in 1999 as increases related to the Scurlock and West Texas gathering system acquisitions were offset by the sale of the All American Pipeline segment. Pipeline operations and maintenance expenses decreased to $3.9 million for the second quarter of 2000 compared to $6.8 million for the second quarter of 1999, also due to the acquisitions and disposition.

  Tariff transport volumes on the All American Pipeline decreased from an average of 101,000 barrels per day for the quarter ended June 30, 1999 to 74,000 barrels per day in the comparable quarter of 2000, primarily due the sale of the California to Texas portion of the line and to a decrease in shipments of offshore California production, which decreased from 79,000 barrels per day to 74,000 barrels per day. Barrels associated with our merchant activities on the All American Pipeline decreased from 63,000 barrels per day in the second quarter of 1999 to 57,000 barrels per day in the second quarter of 2000, also due to the sale of the line. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 118,000 barrels per day and 20,000 barrels per day during the second quarter of 2000 and 1999, respectively. The 1999 period includes volumes for Scurlock effective May 1, 1999, and no volumes for the West Texas gathering system which was acquired effective July 1, 1999.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $19.6 million for the quarter ended June 30, 2000 compared to $13.2 million in the prior year quarter (excluding the unauthorized trading losses), primarily due to an increase in our per barrel margin from $0.54 in the prior year period to $0.80 per barrel in the current year period. Gross revenues from these activities were approximately $632.0 million and $639.1 million in the second quarter of 2000 and 1999, respectively, as decreased revenues primarily due to lower bulk purchase volumes offset increased revenues resulting from higher crude oil prices. Our average sales price was approximately $26.14 per barrel in the current year period compared to $17.96 per barrel in the prior year period.

  Lease gathering volumes decreased from an average of 227,000 barrels per day in the second quarter of 1999 to approximately 208,000 barrels per day in the current year period. Bulk purchase volumes decreased from approximately 137,000 barrels per day in the 1999 second quarter to approximately 26,000 barrels per day in the current year period. These decreases are primarily due to the termination of low-margin purchase contracts subsequent to the discovery of the unauthorized trading losses.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost of obtaining letters of credit increased under our amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower-margin wellhead and bulk purchases, our purchase contracts were terminated.

  Midstream general and administrative expenses were $8.0 million for the quarter ended June 30, 2000 compared to $5.8 million for the second quarter in 1999. The increase in 2000 is primarily due to the Scurlock acquisition for which only two months of operations are included in the 1999 quarter (approximately $1.7 million) and consulting fees related to assistance in review and implementation of enhanced controls.

  Midstream depreciation and amortization expense was $4.7 million for the quarter ended June 30, 2000, compared to $3.8 million for the second quarter of 1999. The increase is primarily due to the Scurlock and West Texas gathering system acquisitions in mid-1999 and increased amortization of debt issue costs. These increases were partially offset by decreased depreciation related to the segment of the All American Pipeline that was sold.

Six Months Ended June 30, 2000 and 1999

  For the six months ended June 30, 2000, we reported net income of $25.6 million, or $1.01 per basic share ($0.86 per diluted share) on total revenue of $1.9 billion, as compared with a net loss of $8.3 million, or $0.78 per basic and diluted share on total revenue of $1.4 billion in the first half of 1999. Results for the six months ended June 30, 2000 and 1999 include the following unusual or nonrecurring items:

  2000
 .  a $28.1 million gain on the sale of crude oil linefill;
 .  a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
 . $4.4 million of previously deferred net gains on interest rate swap terminations recognized due to the early extinguishment of debt (net of minority interest, this net gain had a negligible effect on income before taxes);
 . $0.9 million gain recognized upon the transfer of 69,444 of our units in PAA to employees of the general partner upon the vesting of transaction unit grants;
 .  an extraordinary loss of $5.0 million related to the early extinguishment of debt (net of minority interest and tax benefit), and . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999.

  1999
 . $42.7 million of unauthorized trading losses and . restructuring expenses of $0.4 million.

  Excluding nonrecurring items, we would have reported net income of approximately $15.7 million and $7.1 million for the six months ended June 30, 2000 and 1999, respectively. Adjusted EBITDA increased 56% in 2000 to $88.2 million from the $56.5 million reported in the first half of 1999. Cash flow from operations after deducting minority interest (net income before noncash items) was $48.5 million and $28.1 million in the first half of 2000 and 1999, respectively. Cash flow from operations also excludes the nonrecurring items discussed above.

  Oil and natural gas sales. Oil and natural gas sales were $70.6 million for the first half of 2000, an approximate 52% increase from the 1999 first half amount of $46.3 million due to higher product prices and increased production volumes which contributed approximately $17.0 million and $7.3 million to the increase, respectively.

  Marketing, transportation, storage and terminalling revenues. Marketing, transportation, storage and terminalling revenues increased to $1,737.5 million for the first half of 2000 from the 1999 amount of $1,317.6 million. The increase is primarily due to higher crude oil prices, which were partially offset by lower current year volumes.

  Production expenses. Total production expenses increased to $30.7 million from $23.7 million in the first half of 2000 and 1999, respectively, primarily due to increased production volumes resulting from our acquisition and exploitation activities and increased per unit costs.

  Marketing, transportation, storage and terminalling expenses. Marketing, transportation, storage and terminalling expenses increased to $1,668.9 million in the first half of 2000 compared to $1,272.3 million in the same period in 1999. The increase is primarily due higher crude oil prices, which partially offset lower current year volumes.

  General and administrative. General and administrative expenses were $21.6 million for the first half of 2000 compared to $11.7 million for the first half of 1999. Our upstream and midstream activities accounted for approximately $1.5 million and $8.4 million, respectively, of the increase from 1999 to 2000.

  Depreciation, depletion and amortization. Primarily as a result of our mid-1999 midstream acquisitions, increased amortization of debt issue costs related to facilities put in place during the fourth quarter of 1999 and increased upstream production levels, total DD&A for the first half of 2000 was $25.3 million as compared to $15.4 million for the first half of 1999.

  Interest expense. Interest expense for the first half of 2000 was $28.8 million, an increase of $9.3 million over the first six months of 1999. The increase is primarily due to a higher average debt level in 2000 resulting from our 1999 midstream acquisitions and the unauthorized trading losses, as well as increased interest rates. Capitalized interest was approximately $2.1 million and $2.2 million for the six months ended June 30, 2000 and 1999, respectively.

 Nonrecurring items

  Gain on sale of linefill. We initiated the sale of 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale was completed in March 2000. We recognized a gain of $28.1 million in connection with the sale of the linefill in the first quarter of 2000.

  Gain on sale of pipeline segment. On March 24, 2000, we completed the sale of the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas to a unit of El Paso Energy Corporation for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a total gain of $20.1 million in connection with the sale in the first quarter of 2000.

  Early extinguishment of debt. During the six months ended June 30, 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, totaling $5.0 million (net of minority interest of $7.0 million and deferred tax of $3.2 million) related to the permanent reduction of the All American Pipeline, L.P. term loan facility and the refinancing of PAA's credit facilities. In addition, interest and other income for the six months ended June 30, 2000 includes $4.4 million of net deferred gains from terminated interest rate swaps as a result of the debt extinguishments.

  Transaction grant gain. Upon the transfer of 69,444 of our units in PAA to employees of the general partner, a gain of $0.9 million was recognized which represented the difference between the market price on the date of vesting and our basis in the units.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $42.7 million in the first half of 1999 as a result of unauthorized trading by a former employee.

  Restructuring charge. A $0.4 million restructuring charge, primarily associated with personnel reduction was incurred by PAA in the first quarter of 1999. Approximately $0.1 million is included in marketing, transportation, storage and terminalling expenses and approximately $0.3 million is included in general and administrative expenses.

Upstream Results

  The following table reflects certain of our upstream operating information for the periods presented:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                    ------------------------------
                                                        2000              1999
                                                    ------------      ------------
AVERAGE DAILY PRODUCTION VOLUMES (in thousands):
 Barrels of oil equivalent
  California onshore (approximately 91% oil)                  14.9              15.3
  Offshore California (100% oil)                               4.3                 -
  Gulf Coast (100% oil)                                        2.2               2.7
  Illinois Basin (100% oil)                                    2.8               3.1
                                                      ------------      ------------
   Total (approximately 95% oil)                              24.2              21.1
                                                      ============      ============
UNIT ECONOMICS:
 Average sales price per BOE                                $15.99            $12.14
 Production expense per BOE                                   6.95              6.20
                                                      ------------      ------------
 Gross margin per BOE                                         9.04              5.94
 Upstream G&A expense per BOE                                 1.12              0.91
                                                      ------------      ------------
 Gross profit per BOE                                       $ 7.92            $ 5.03
                                                      ============      ============


  Total oil equivalent production increased approximately 15% to an average of 24,200 BOE per day as compared to the first half 1999 average of 21,100 BOE per day. The increase is primarily attributable to the offshore California Point Arguello Unit, which we acquired from Chevron in July 1999. Net daily production from our onshore California properties averaged 14,900 barrels per day in the first half of 2000 compared to 15,300 barrels per day in the prior period. Net daily production for our Gulf Coast properties averaged approximately 2,200 barrels per day during the first half of 2000, compared to 2,700 barrels per day in the prior period. The Gulf Coast production decrease is due to downtime as a result of mechanical problems and the effects of natural decline. Net daily production in the Illinois Basin averaged approximately 2,800 barrels per day during the first half of 2000, a decrease of approximately 10% compared to 3,100 barrels per day during the first half of 1999, due primarily to natural decline.

  Our average product price was $15.99 per BOE, up 32% as compared to the 1999 first half average wellhead price of $12.14 per BOE. Our product price represents a combination of fixed-price and floating-price sales arrangements tied to a benchmark price index and subjected to discounts for location and quality differentials. The price index is the NYMEX benchmark WTI crude oil price, which averaged $28.73 per barrel during the first half of 2000, approximately 87% above the $15.35 per barrel amount in the prior year period. Our average product prices also include the effects of hedging transactions such as financial swap and collar arrangements and futures transactions. These transactions had the effect of decreasing our average price by $7.82 per BOE in the first half of 2000 and increasing our average price by $1.03 per BOE in the first half of 1999. We maintained hedges on approximately 81% and 56% of our crude oil production in the first half of 2000 and 1999, respectively.

  Upstream unit gross margin (well-head revenue less production expenses) for the first half of 2000 was $9.04 per BOE, a 52% increase as compared to $5.94 per BOE reported for the first half of 1999. Average unit production expenses averaged $6.95 per BOE for the first half of 2000, an approximate 12% increase over the 1999 first half average of $6.20 per BOE. The increase is due to higher chemical costs for our Illinois properties as well as higher costs related to equipment failures in Florida. Expenses related to equipment failures in Florida were lower than average in the prior year period as we experienced a lower than average equipment failure rate. In addition, there is upward pressure on operating expenses industry-wide due to increased fuel costs for both gas and electricity, as well as general pressure throughout the service industry.

  Unit general and administrative expenses increased to $1.12 per BOE in the first half of 2000, compared to $0.91 per BOE in the prior year comparative period. Total upstream general and administrative expense was $4.9 million during the first half of 2000 compared to $3.5 million in the first half of 1999. The increase is primarily attributable to increased overhead costs related to our production and corporate activities and to increased legal and consulting fees.

  Total upstream DD&A was $10.4 million in the first half of 2000 compared to $8.8 million in the first half of 1999. The increase is primarily due to increased production volumes as well as an increase in our per unit DD&A rate. On a per unit basis, DD&A was $2.21 for the first half of 2000 compared to $2.10 in the 1999 comparative period.

Midstream Results

  Gross margin from our midstream activities was $68.5 million in the first half of 2000 compared to $2.6 million ($45.3 million excluding the unauthorized trading losses) in the first half of 1999. An analysis of these results is discussed below.

  The following table reflects certain of our midstream operating information for the periods presented (in thousands):

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                              -----------------------------
                                                 2000             1999
                                              ------------     ------------
                                                               (RESTATED)
OPERATING RESULTS:
 Gross margin:
  Pipeline                                         $ 25,914         $ 24,799
  Gathering and marketing and
  terminalling and storage                           42,596           20,505
  Unauthorized trading losses                             -          (42,675)
                                               ------------     ------------
   Total                                             68,510            2,629
 General and administrative expense                 (16,646)          (8,234)
                                               ------------     ------------
 Gross profit                                      $ 51,864         $ (5,605)
                                               ============     ============
AVERAGE DAILY VOLUMES (MBBLS/DAY):
 Pipeline Activities:
  All American
   Tariff activities                                     73              113
   Margin activities                                     58               55
  Other                                                 116               10
                                               ------------     ------------
  Total                                                 247              178
                                               ============     ============
 Lease gathering                                        218              164
 Bulk purchases                                          28              116
                                               ------------     ------------
 Total                                                  246              280
                                               ============     ============
 Terminal throughput                                     55               79
                                               ============     ============
Storage leased to third parties,
 monthly average volumes                              1,389            2,026
                                               ============     ============

  Pipeline Operations. Gross margin from pipeline operations was $25.9 million for the six months ended June 30, 2000 compared to $24.9 million for the prior year period. Increased margins from the Scurlock and West Texas gathering system acquisitions in mid-1999, were offset by lower revenues due to a decrease in tariff transport volumes. These volumes decreased due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California, and the sale of the segment of the All American Pipeline and a decrease in volumes that were purchased and resold.

  Gross revenues from pipeline margin activities decreased approximately $92.0 million from the prior year period primarily due to the sale of the segment of the All American Pipeline and a decrease in volumes that were purchased and resold. The margin between revenue and direct cost of crude purchased was $9.2 million for the six months ended June 30, 2000 compared to $14.0 million for the prior year first half. Pipeline tariff revenues were approximately $24.3 million for the first half of 2000 compared to approximately $23.9 million for the same period in 1999 as increases related to the Scurlock and West Texas gathering system acquisitions were offset by the sale of the segment of the All American Pipeline. Pipeline operations and maintenance expenses were approximately $7.6 million for the first half of 2000 compared to $13.0 million for the first half of 1999, also due to the acquisitions and disposition.

  Tariff transport volumes on the All American Pipeline decreased from an average of 113,000 barrels per day for the six months ended June 30, 1999 to 73,000 barrels per day in the comparable period of 2000, primarily due to the sale of the California to Texas portion of the line and a decrease in shipments of offshore California production, which decreased from 83,000 barrels per day to 73,000 barrels per day. Barrels associated with our merchant activities on the All American Pipeline increased from 55,000 barrels per day in the first half of 1999 to 58,000 barrels per day in the same period of 2000. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 116,000 barrels per day and 10,000 barrels per day during the first half of 2000 and 1999, respectively. The 1999 period includes volumes for Scurlock effective May 1, 1999, and no volumes for the West Texas gathering system which was acquired effective July 1, 1999.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $42.6 million for the six months ended June 30, 2000 compared to $20.5 million in the prior year period (excluding the unauthorized trading losses). The increase in gross margin is primarily due to an increase in lease gathering volumes as a result of the Scurlock acquisition and favorable market conditions in the current year period. Our per barrel margin increased from $0.48 in the prior year period to $0.87 per barrel in the current year period. Gross revenues from gathering, marketing, terminalling and storage activities were approximately $1.4 billion and $0.9 billion in the first half of 2000 and 1999, respectively, as increased revenues resulting from higher crude oil prices were partially offset by decreased revenues primarily due to lower bulk purchase volumes. Our average sales price was approximately $28.78 per barrel in the current year period compared to $16.98 per barrel in the prior year period.

  Lease gathering volumes increased from an average of 164,000 barrels per day for the first half of 1999 to approximately 218,000 barrels per day in 2000. Bulk purchase volumes decreased from approximately 116,000 barrels per day for the first half of 1999 to approximately 28,000 barrels per day in the current year due to the termination of low-margin purchase contracts subsequent to the discovery of the unauthorized trading losses.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost of obtaining letters of credit increased under our amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower-margin wellhead and bulk purchases, our purchase contracts were terminated.

  Midstream general and administrative expenses were $16.6 million for the six months ended June 30, 2000, compared to $8.2 million for the first half of 1999. The increase in 2000 is primarily due to the Scurlock acquisition in May 1999 (approximately $5.7 million) and consulting fees related to the trading loss investigation and assistance in review and implementation of enhanced controls (approximately $1.8 million).

  Midstream depreciation and amortization expense was $14.9 million for the six months ended June 30, 2000, compared to $6.7 million for the first half of 1999. The increase is primarily due to the Scurlock and West Texas gathering system acquisitions in mid-1999 and increased amortization of debt issue costs associated with facilities put in place during the fourth quarter of 1999 due to the unauthorized trading losses. These increases were partially offset by decreased depreciation related to the segment of the All American Pipeline that was sold.

LIQUIDITY AND CAPITAL RESOURCES

 Cash Flows

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                      ------------------------------
(in millions)                             2000                 1999
--------------------------------------------------------------------
                                                        (RESTATED)
Cash provided by (used in):
 Operating activities                   $   3.7              $  25.8
 Investing activities                     188.5               (199.0)
 Financing activities                    (248.3)               179.6
--------------------------------------------------------------------


  Operating Activities. Net cash provided by operating activities for the first half of 2000 decreased from the 1999 amounts primarily due to amounts paid during the first quarter of 2000 for the 1999 unauthorized trading losses, partially offset by increased income before taxes between the two periods.

  Investing Activities. Net cash provided by investing activities for the first half of 2000 included $224.0 million of proceeds from the sales of the segment of the All American Pipeline and pipeline linefill.

  Financing activities. Net cash used in financing activities for the first half of 2000 resulted primarily from net payments of $221.0 million of short-term and long-term debt. Proceeds used to reduce debt primarily came from the asset sales discussed above.

  On April 1, 2000, we paid cash dividends of approximately $6.0 million on our Series D, F and G preferred stock. The dividends on the Series D and F preferred stock are for the period from October 1, 1999 through March 31, 2000. The Series F preferred stock was issued on December 15, 1999 and such dividend covers the period from that date through March 31, 2000.

 Credit Facilities

  Amounts outstanding under our credit agreements at June 30, 2000 were as follows (in thousands):

Revolving credit facility                                                                 $ 15,000
Plains Marketing, L.P. revolving credit facility                                           267,250
Plains Marketing, L.P. letter of credit and hedged inventory facility                        3,000
                                                                                          --------
                                                                                          $285,250
                                                                                          ========


  We have a $225.0 million revolving credit facility with a group of banks. The revolving credit facility is guaranteed by all of our upstream subsidiaries and is collateralized by our upstream oil and natural gas properties and those of the guaranteeing subsidiaries and the stock of all upstream subsidiaries. The borrowing base under the revolving credit facility at June 30, 2000, is $225.0 million and is subject to redetermination from time to time by the lenders in good faith, in the exercise of the lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for crude oil and natural gas loans to borrowers similar to our company. Our borrowing base may be affected from time to time by the performance of our oil and natural gas properties and changes in oil and natural gas prices. We incur a commitment fee of 3/8% per annum on the unused portion of the borrowing base. The revolving credit facility, as amended, matures on July 1, 2002, at which time the remaining outstanding balance converts to a term loan which is repayable in twelve equal quarterly installments commencing October 1, 2002, with a final maturity of July 1, 2005. The revolving credit facility bears interest, at our option of either LIBOR plus 1 3/8% or Base Rate (as defined therein). At June 30, 2000, letters of credit of $0.6 million were outstanding under the revolving credit facility.

  The revolving credit facility contains covenants which, among other things, prohibit the payment of cash dividends on common stock, limit repurchases of common stock, limit the amount of consolidated debt, limit our ability to make certain loans and investments and provide that we must maintain a specified relationship between current assets and current liabilities. We are currently in compliance with the covenants contained in the revolving credit facility. At June 30, 2000, we could have borrowed the full $225.0 million available under the revolving credit facility.

  On May 8, 2000, PAA entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. PAA is a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. PAA entered into the credit agreements in order to:

 .  refinance the existing bank debt of Plains Marketing, L.P. and Plains
   Scurlock Permian, L.P. in conjunction with the merger of Plains Scurlock Permian, L.P. into All American Pipeline, L.P.;
 .  refinance existing bank debt of All American Pipeline, L.P.;
 . repay us up to $114.0 million plus accrued interest of subordinated debt, and . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  PAA's new bank credit agreements consist of:

 . a $400.0 million senior secured revolving credit facility. The revolving credit facility is secured by substantially all of PAA's assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at PAA's option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. PAA incurs a commitment fee on the unused portion of the revolving credit facility.
 . A $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. The letter of credit facility is secured by substantially all of PAA's assets and has a sublimit for cash borrowings of $100 million to purchase crude oil that has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base, which is determined monthly based on certain of PAA's current assets and current liabilities (primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil). At June 30, 2000, approximately $129.4 million in letters of credit were outstanding under the letter of credit and borrowing facility.

  PAA's bank credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting PAA's ability to, among other things:

 .  incur indebtedness;
 .  grant liens;
 .  sell assets;
 .  make investments;
 .  engage in transactions with affiliates;
 .  enter into prohibited contracts; and
 .  enter into a merger or consolidation.

  PAA's bank credit agreements treat a change of control as an event of default and also require PAA to maintain:

 .  a current ratio (as defined) of 1.0 to 1.0;
 .  a debt coverage ratio that is not greater that 4.0 to 1.0 for the period from
   March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
 . an interest coverage ratio that is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  A default under PPA's bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as PAA is in compliance with its bank credit agreements, they do not restrict its ability to make distributions of "available cash" as defined in its partnership agreement. PAA is currently in compliance with the covenants contained in its bank credit agreements. At
June 30, 2000, PAA could have borrowed the full $400.0 million available under its secured revolving credit facility.

 Contingencies

  Since our announcement in November 1999 of PAA's losses resulting from unauthorized trading by a former employee, numerous class action lawsuits have been filed against PAA, certain of its general partner's officers and directors and in some of these cases, its general partner and us alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court against PAA's general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to PAA and its unitholders by failing to monitor properly the activities of its traders. See Part II - "Other Information" - Item 1. - "Legal Proceedings."

  Although we maintain an inspection program designed to prevent and, as applicable, to detect and address releases of crude oil into the environment from our pipeline and storage operations, we may experience such releases in the future, or discover releases that were previously unidentified. Damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business.

OUTLOOK

  Our upstream activities are affected by changes in crude oil prices, which historically have been volatile. The NYMEX benchmark WTI crude oil price averaged $28.73 per barrel during the first half of 2000, approximately 87% above the $15.35 per barrel in the first half of last year. Substantial future crude oil price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low crude oil prices could affect our ability to raise capital on favorable terms. In order to manage our exposure to commodity price risk, we have routinely hedged a portion of our crude oil production and intend to continue this practice. For the second half of 2000, we have entered into various arrangements which provide for us to receive an average minimum NYMEX WTI price of $16.25 per barrel on 18,500 barrels of oil per day. Approximately 10,000 barrels per day of these volumes will participate in price increases up $19.75 per barrel. This hedge position is equivalent to approximately 81% of the first half of 2000 average daily crude oil volumes, which at average second quarter prices we will realize an average NYMEX price of $18.50 per barrel for the hedged volumes. For 2001, we have entered into various arrangements, using a combination of swaps, collars and purchased puts and calls, which will provide for us to receive an average minimum NYMEX price of approximately $21.88 per barrel on 18,000 barrels per day (equivalent to 78% of first half 2000 crude oil production levels) with full market price participation up to an average of $26.00 per barrel. For market prices between $26.00 and $29.00 per barrel, we will receive an average of approximately 95% of market price and at market prices over $29.00 per barrel, we will receive approximately 90% of market price. For 2002, we have entered into various arrangements which provide for us to receive an average minimum NYMEX WTI price of $24.40 per barrel on 1,750 barrels per day. The foregoing NYMEX WTI crude oil prices are before quality and location differentials and the cost of the hedges, which averaged approximately $0.80 per barrel. Approximately 80% of these hedges were entered into prior to June 30, 2000. Management intends to continue to maintain hedging arrangements for a significant portion of our production. Such contracts may expose us to the risk of financial loss in certain circumstances.

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

ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning January 1, 2001. We have not yet determined what impact the adoption of SFAS 133 would have on the consolidated balance sheets, statements of operations and cash flows; however, this standard could increase volatility in earnings and retained earnings (deficit) through comprehensive income. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities." SFAS 138 amended the portions of SFAS 133, inclusive of the definition of the normal purchase and sale exclusion.

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

  Commodity Price Risk. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent price increase are shown in the table below (in millions):

                                         JUNE 30, 2000                       DECEMBER 31, 1999
                               --------------------------------   -------------------------------
                                                    EFFECT OF                         EFFECT OF
                                                       10%                               10%
                                    FAIR              PRICE            FAIR             PRICE
                                    VALUE            CHANGE           VALUE            CHANGE
                               --------------  ----------------   --------------   --------------
Crude oil :
 Futures contracts                 $  8.2            $  5.5          $     -            $(2.8)
 Swaps and options contracts        (40.7)            (11.8)           (22.0)            (6.2)

  The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps is estimated based on quoted prices from independent reporting services compared to the contract price of the swap and approximate the gain or loss that would have been realized if the contracts had been closed out at the dates indicated. All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent increase in prices regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude oil prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. Our variable rate debt bears interest at LIBOR plus the applicable margin. At June 30, 2000, the carrying value of all variable rate bank debt of $285.3 million approximated the fair value at that date. The carrying value and fair value of the fixed rate debt was $277.5 million and $274.8 million, respectively, at that date. The carrying value and fair value of redeemable preferred stock were $138.8 million and $168.4 million, respectively, at June 30, 2000. At December 31, 1999, the carrying value of all variable rate bank debt and the redeemable preferred stock of $506.1 million and $138.8 million, respectively, approximated the fair value and liquidation value at that date. The carrying value and fair value of the fixed rate debt was $277.5 million and $270.7 million, respectively, at that date. The fair value of fixed rate debt was based on quoted market prices based on trades of subordinated debt.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At June 30, 2000, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $240.0 million, which positions had an aggregate value of approximately $1.2 million as of such date. These instruments are based on LIBOR margins and generally provide for a floor of 5% and a ceiling of 6.5% for $90.0 million of debt, a floor of 6% and a ceiling of 8% for $125.0 million of debt and 5.7% for $25.0 million of debt.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect,"
"plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

 .  uncertainties inherent in the exploration for and development and production of oil and gas and in estimating reserves;
 .  unexpected future capital expenditures (including the amount and nature thereof);
 .  impact of crude oil price fluctuations;
 .  the effects of competition;
 .  the success of our risk management activities;
 .  the availability (or lack thereof) of acquisition or combination opportunities;
 . the availability of adequate supplies of and demand for crude oil in areas of midstream operations;
 .  the impact of current and future laws and governmental regulations;
 .  environmental liabilities that are not covered by an indemnity or insurance,
   and
 .  general economic, market or business conditions.

  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                          PART II. OTHER INFORMATION

ITEMS 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 1. LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of the general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name the general partner and us as additional defendants. The court consolidated all subsequently filed cases under the first filed action described above and appointed two lead plaintiffs representing two different plaintiff classes: (1) purchasers of our common stock and options (the "Plains Plaintiffs") and (2) purchasers of PAA's common units (the "PAA Plaintiffs"). On July 14, 2000, the Plains Plaintiffs filed a consolidated complaint alleging violations of Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On the same day, the PAA Plaintiffs filed a consolidated complaint, naming as additional defendants the underwriters for the public offering of PAA units. The PAA Plaintiffs' consolidated complaint alleges that the defendants are liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

  The plaintiffs in the Texas securities litigation seek, among other things, damages for all losses and damages allegedly sustained by the plaintiffs from the unauthorized trading loss and defendants' alleged misconduct, and any additional relief as may be just and proper under the circumstances.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming the general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described below. A responsive pleading or motion on behalf of the defendants is due on August 14, 2000.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named the general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. The derivative complaints allege, among other things, that Plains All American Pipeline has been harmed due to the negligence or breach of fiduciary duties of the officers and directors that are named in the lawsuits. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Sussex v. Plains All American Inc. as the operative complaint in the consolidated action. No responsive pleading or motion on behalf of the defendants is currently due.

  The plaintiffs in the Delaware securities litigation seek that the defendants
(1) account for all losses and damages allegedly sustained by Plains All American from the unauthorized trading losses, (2) establish and maintain effective internal controls ensuring that PAA's affiliates and persons responsible for its affairs do not engage in wrongful practices detrimental to Plains All American, (3) account for the plaintiffs' costs and expenses in litigation, including reasonable attorneys' fees, accountants' fees, and experts' fees and (4) provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  We intend to vigorously defend the claims made against us in the Texas securities litigation, the Texas derivative litigation and the Delaware derivative litigation. However, there can be no assurance that we will be successful in our defense or that these lawsuits will not have a material adverse effect on our financial position or results of operations.

  We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. Management does not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition or results of operations.

Item 4. - Submission of Matters to a Vote of Security Holders

   The 2000 Annual Meeting of Stockholders (the "Meeting") of the Company was held on June 7, 2000. At the Meeting, holders of common stock, $.10 par value, of the Company ("Common Stock"), elected eight members of the Company's Board of Directors. No other matters were voted on at the Meeting.

   Out of the 17,979,237 shares of Common Stock entitled to vote at the Meeting, there were 13,865,377 shares of Common Stock represented at the Meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person.

  The tabulation of votes for each director nominee is as follows:

   NOMINEES FOR ELECTION TO THE
   COMPANY'S BOARD OF DIRECTORS         VOTES "FOR"         WITHHELD
----------------------------------   -----------------   --------------
Greg Armstrong                          13,249,155          616,222
Jerry L. Dees                           13,828,995           36,382
Tom H. Delimitros                       13,828,995           36,382
William H. Hitchcock                    13,828,694           36,683
Dan M. Krausse                          13,828,988           36,389
John H. Lollar                          13,828,995           36,382
Robert V. Sinnott                       13,828,990           36,457
J. Taft Symonds                         13,828,995           36,382

Item 6 - Exhibits and Reports on Form 8-K

A. Exhibits

10.1 Sixth Amendment to the Fourth Amended and Restated Credit Agreement dated June 12, 2000, among the Company and First Union National Bank, et al.

27.1  Financial Data Schedule

B.    Reports on Form 8-K

      A Current Report on Form 8-K was filed on June 15, 2000, with respect to the stock repurchase program approved by our Board of Directors.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                   PLAINS RESOURCES INC.



Date:   August 14, 2000            By:  /s/ Cynthia A. Feeback
                                        ----------------------------------
                                   Cynthia A. Feeback, Vice President -
                                   Accounting and Assistant Treasurer
                                   (Principal Accounting Officer)