Form 10-K/A
period 1999-12-31
PLAINS RESOURCES INC
filed 2001-01-18
CIK 350426

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                Amendment No.1

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



                           FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K/A contains forward-looking statements and information that are based on our beliefs, as well as assumptions made by, and information currently available to us. All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities law, we do not intend to update these forward-looking statements and information.

                       DEFINITIONS OF OIL AND GAS TERMS

  As used in this report, "Bbl" means barrel, "MBbl" means thousand barrels, "MMBbls" means million barrels, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Btu" means British Thermal Unit, "Mbtus" means thousand Btus, "BOE" means net barrel of oil equivalent and "MCFE" means Mcf of natural gas equivalent. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. A "working interest" is a cost-bearing interest under an oil and gas lease that gives the holder the right to produce and develop the minerals under the lease. A "net revenue interest" is the lessee's share of production after satisfaction of all royalty and other non cost-bearing interest. A "gross acre" is an acre in which an interest is owned. The number of "net acres" is the sum of the fractional working interests owned in gross acres. "Net" oil and natural gas wells are obtained by multiplying "gross" oil and natural gas wells by our working interest in the applicable properties. "Present Value of Proved Reserves" means the present value (discounted at 10%) of estimated future cash flows from proved oil and natural gas reserves, as estimated by our independent engineers, reduced by additional estimated future operating expenses, development expenditures and abandonment costs (net of salvage value) associated therewith (before income taxes). The present value of proved reserves is calculated using product prices in effect on the date of determination. "Standardized Measure" is such amount further reduced by the present value (discounted at 10%) of estimated future income taxes on such cash flows. "NYMEX" means New York Mercantile Exchange.

                                     PART I

ITEMS 1.  BUSINESS

GENERAL

  We are an independent energy company that is engaged in two related lines of business within the energy sector industry. Our first line of business, which we refer to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. Our second line of business, which we refer to as "midstream", is engaged in the marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". We conduct this second line of business through our majority ownership in Plains All American Pipeline, L.P. ("PAA").

  One of our wholly owned subsidiaries, Plains All American Inc., is both the general partner and majority owner of PAA. Because it holds the general partner interest and owns approximately 18.2 million common and subordinated units, Plains All American Inc. holds an approximate 54% interest in PAA. For financial statement purposes, the assets, liabilities and earnings of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest. The following chart sets forth the organization relationship of the subsidiaries in our two lines of business:


                    [PLAINS RESOURCES ORGANIZATIONAL CHART]

UNAUTHORIZED TRADING LOSSES

 Background

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


  Normally, as PAA purchases crude oil, it establishes a margin by selling crude oil for physical delivery to third parties, or by entering into future delivery obligations with respect to futures contracts. The employee in question violated PAA's policy of maintaining a substantially balanced position between purchases and sales (or future delivery obligations) by negotiating one side of a transaction without negotiating the other, leaving the position "open." The trader concealed his activities by hiding open trading positions, by rolling open positions forward using off-market, inter-month transactions, and by providing to counter-parties forged documents that purported to authorize such transactions. An "inter-month" transaction is one in which the receipt and delivery of crude oil are scheduled in different months. An "off-market" transaction is one in which the price is higher or lower than the prices available in the market on the day of the transaction. By matching one side of an inter-month transaction with an open position, and using off-market pricing to match the pricing of the open position, the trader could present documentation showing both a purchase and a sale, creating the impression of compliance with PAA's policy. The offsetting side of the inter-month transaction became a new, hidden open position.


Investigation; Enhancement of Procedures


  Upon discovery of the violation and related losses, PAA engaged an outside law firm to lead the investigation of the unauthorized trading activities. The law firm retained specialists from an independent accounting firm to assist in the investigation. In parallel effort with the investigation mentioned above, the role of the accounting-firm specialists was expanded to include reviewing and making recommendations for enhancement of PAA's systems, policies and procedures. As a result, PAA has developed a new written policy document and manual of procedures designed to enhance its processes and procedures and improve its ability to detect any activity that might occur at an early stage.


  The new policy was adopted by the Board of Directors of Plains All American Inc. in May 2000; however, implementation of many of the procedures commenced in January 2000, based on information developed throughout the investigation and the review of the policies, processes and procedures. In March 2000, management hired another independent accounting firm to provide additional objective input regarding the processes and procedures, and to supplement management's efforts to expedite the implementation of the enhanced policies and automation of the processes and procedures. The procedures have now been implemented, although not all reports are fully automated. The procedures have been, and will continue to be, refined.


  To specifically address the methods used by the trader to conceal the unauthorized trading, in January 2000 PAA sent a notice to each of its material counter-parties that no person at PAA was authorized to enter into off-market transactions. In addition, PAA has taken the following actions:


 .    PAA has communicated its trading strategies and risk tolerance to its traders by more clearly and specifically defining those strategies and risk limits in its written procedures.

 .    The new procedures require (i) more comprehensive and frequent reporting that will allow PAA officials to evaluate risk positions in greater detail, and (ii) enhanced procedures to check compliance with these reporting requirements and to confirm that trading activity was conducted within guidelines.

 .    The procedures provide a system to educate each employee who is involved, directly or indirectly, in PAA's crude oil transaction activities with respect to policies and procedures, and impose an obligation to notify the Risk Manager (a new, independent function that reports directly to the Chief Financial Officer) directly or any questionable transactions or failure of others to adhere to the policies, practices and procedures.

 .    Finally, following notification to each of its material counter-parties that off-market trading is against PAA's policy and that any written evidence to the contrary is unauthorized and false, the Risk Manager and other PAA representatives have also communicated our policies and enhanced procedures to our counter-parties to advise them of the information we will routinely require from them to assure timely recording and confirmation of trades.


  We can give no assurance that the above steps will serve to detect and prevent all violations of PAA's trading policy; we believe, however, that such steps substantially reduce the possibility of a recurrence of unauthorized trading activities, and that any unauthorized trading that does occur would be detected before any material loss could develop.


 Effects of the Loss


  The unauthorized trading and associated losses resulted in a default of certain covenants under PAA's credit facilities and significant short-term cash and letter of credit requirements. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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


  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of PAA's suppliers and trading partners reduced or eliminated the open credit previously extended to PAA. Consequently, the amount of letters of credit PAA needed to support the level of its crude oil purchases then in effect increased significantly. In addition, PAA's cost of obtaining letters of credit increased under the amended credit facility. In many instances PAA arranged for letters of credit to secure its obligations to purchase crude oil from its customers, which increased its letter of credit costs and decreased its unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, certain of PAA's purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual Adjusted EBITDA is expected to be adversely affected by approximately $5.0 million, excluding the positive impact of current favorable market conditions. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, depletion and amortization ("DD&A"), unauthorized trading losses, noncash compensation expense, restructuring expense, gain on unit offerings, linefill gain and extraordinary loss from extinguishment of debt.

RESULTS OF OPERATIONS

  For the year ended December 31, 1999, our Adjusted EBITDA, cash flow from operations and net loss totaled $139.1 million, $70.4 million and $25.3 million, respectively. Excluding the unauthorized trading losses, our net income for the year ended December 31, 1999 would have been $32.9 million. Cash flow from operations represents net income before noncash items. Cash flow from operations also excludes the unauthorized trading losses, noncash compensation expense, restructuring expense, gain on unit offerings, linefill gain and extraordinary loss from extinguishment of debt. Our upstream operations contributed approximately 38% of our Adjusted EBITDA for the fiscal year ending December 31, 1999, while our midstream activities accounted for approximately 62%.
UPSTREAM ACTIVITIES

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

  To manage our exposure to commodity price risk, our upstream business routinely hedges a portion of its crude oil production. For 2000, we have entered into various arrangements under which we will receive an average minimum NYMEX West Texas Intermediate ("WTI") crude oil price of approximately $16.00 per barrel on 18,500 barrels per day (equivalent to 79% of fourth quarter 1999 crude oil production levels). Approximately 10,000 barrels per day of the volumes that we have hedged in 2000 will participate in price increases above the $16.00 floor price, subject to a ceiling limitation of approximately $19.75 per barrel. For 2001, we have entered into various arrangements under which we will receive an average minimum NYMEX WTI price of approximately $19.00 per barrel on 12,000 barrels per day, which is equivalent to 51% of our fourth quarter 1999 crude oil production levels. Of these volumes, 100% have full market price participation up to $27.00 per barrel, 50% have price participation between $27.00 per barrel and $30.00 per barrel and 100% have full market price participation at prices above $30.00 per barrel. All of our NYMEX WTI crude oil prices are before quality and location differentials. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel. Our management intends to continue to maintain hedging arrangements for a significant portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if crude oil prices decline below the prices at which these hedges are set. But ceiling prices in our hedges may cause us to receive less revenue on the hedged volumes than we would receive in the absence of hedges. At December 31, 1999, the total market value of our crude oil subject to hedges exceeded the amounts we will receive under our hedged prices by approximately $21.0 million.

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

                                                                   AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------
                                                        1999             1998           1997             1996        1995
                                                    ----------        --------        --------        --------     --------
                                                             (IN THOUSANDS, EXCEPT RATIOS AND PER UNIT AMOUNTS)
Present Value of Proved Reserves (1)                $1,246,049(1)     $226,943(1)     $510,993        $764,774     $366,780
Proved Reserves (2)
    Crude oil and natural gas liquids (Bbls)           218,922         120,208         151,627         115,996       94,408
    Natural gas (Mcf)                                   90,873          86,781          60,350          37,273       43,110
    Oil equivalent (BOE)                               234,068(1)      134,672 (1)     161,685         122,208      101,593

Reserve Replacement Ratio (3)                            1,263%           (229%)(4)        603%(5)         454%         647%(6)

Reserve Replacement Cost per BOE (7)                $     0.68        $  (5.46)       $   2.71        $   1.76     $   2.14

Total upstream capital costs incurred               $   72,979        $100,935        $127,378        $ 51,255     $ 84,012
Percentage of total upstream capital
costs attributable to:
    Acquisition                                              5%             10%             34%              7%          71%
    Development                                             89%             88%             65%             88%          27%
    Exploration                                              6%              2%              1%              5%           2%
Year-end Crude Oil Price                            $    20.94          $ 7.96        $  13.91        $  22.22     $  15.55
Year-end Natural Gas Price                          $     2.77          $ 1.68        $   2.13        $   2.79     $   1.05

----------

(1) We have reduced the pre-tax present value of proved reserves and the future net revenues of certain properties to reflect applicable abandonment and hedging costs and with respect to the LA Basin Properties, a net profits interest owned by a third party.

(2)  A 50% net profits interest attaches to the net proceeds from approximately
     7.0 million barrels of our proved reserves in the L.A. Basin at December 31, 1999.

(3) The reserve replacement ratio is calculated by dividing (a) the sum of reserves added during each respective year through purchases of reserves in place, extensions, discoveries and other additions and the effect of revisions, if any (b) each respective years' production.

(4) The reserve replacement ratio for 1998 is negative due to a negative volume revision related to low crude oil prices at December 31, 1998.

(5) Pro forma as if the acquisitions of the Montebello and Arroyo Grande Fields occurred on January 1, 1997. Such acquisitions closed in March and November 1997, respectively, with effective dates of February 1, 1997, and November 1, 1997, respectively.

(6) Pro forma as if the acquisition of the Illinois Basin Properties occurred on January 1, 1995. Such acquisition closed in December 1995 with an effective date of November 1, 1995.

(7) Reserve replacement cost per BOE for a year is calculated by dividing upstream capital costs incurred for such year by such year's reserve additions.

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

  Current Exploitation Projects

   The following table sets forth certain information with respect to our crude oil and gas properties (dollars in millions):



                                                        CALIFORNIA PROPERTIES
                                              --------------------------------------------
                                                                        ARROYO              POINT     SUNNILAND   ILLINOIS
                                                LA BASIN    MONTEBELLO  GRANDE   MT. POSO  ARGUELLO     TREND       BASIN
                                              -----------  -----------  ------   --------  --------   ---------   ---------
Year(s) Acquired                                    1992       1997      1997      1998      1999     1993/1994      1995
Year(s) Discovered                           1924 - 1966       1917      1906      1926      1981          1943      1905
Proved reserves at acquisition - MMBOE              17.7       23.3      19.9       7.7       6.4           5.0      17.3

CUMULATIVE FROM ACQUISITION DATE:
---------------------------------
Direct acquisition, development and
  exploitation capital spent                $      174.7     $ 55.2    $ 27.3    $ 13.9     $ 1.8    $     81.8    $ 79.6
Production - MMBOE                                  26.3        1.6       1.2       0.3       0.8           9.0       5.2
Cumulative gross margin(1)                  $      199.4     $  9.6    $  5.0    $  2.8     $ 4.0    $     58.1    $ 51.4
Aggregate reserve addition cost             $       1.49     $ 2.72    $ 0.43    $ 1.74     $0.28    $     2.50    $ 2.74

AS OF DECEMBER 31, 1999:
------------------------
Proved Reserves - MMBOE                             90.8(2)    18.7      62.4       7.6       5.6          23.7      23.8
Future Net Revenues(3)                      $    1,197.2     $201.8    $800.1    $103.2     $47.8    $    205.9    $277.9
Pre-tax Present Value of
  Proved Reserves(3)                        $      535.0     $ 90.1    $264.3    $ 60.0     $40.5    $    136.7    $115.5
% Proved Undeveloped                                  30%        20%       87%       55%       43%           34%       12%
1999 Unit Gross Margin                      $       7.45     $ 8.83    $ 7.53    $ 7.92     $4.92    $     2.48    $ 9.63

Estimated development and
  exploitation capital budgeted
  in 2000                                   $       31.0     $  3.0    $ 10.0    $  7.0     $ 9.0    $      2.0    $ 10.0

-----------------------

(1) Represents revenues less production expenses from date of acquisition.

(2) We own a 100% working interest in the LA Basin property. A 50% net profits interest attaches to the net proceeds from approximately 7.0 million barrels of our proved reserves in the L.A. Basin at December 31, 1999.

(3) We have reduced the pre-tax present value of proved reserves and the future net revenues of certain properties to reflect applicable abandonment and hedging costs and with respect to the L.A. Basin Properties, a 50% net profits interest owned by a third party.
   Onshore California Properties. In 1992, we acquired Stocker Resources, a sole purpose company formed in 1990 to acquire substantially all of Chevron USA's producing crude oil properties in the LA Basin. Following the initial acquisition, we expanded our holdings in this area by acquiring additional interests within the existing fields, including all of Texaco Exploration and Production, Inc.'s interest in the Vickers Lease. We refer to all of our properties in the LA Basin acquired prior to 1997 collectively as the LA Basin Properties. The LA Basin Properties consist of crude oil reserves discovered at various times between 1924 and 1966. We have performed various exploitation activities, including drilling additional wells, returning previously marginal wells to economic production, optimizing waterflood operations, improving artificial lift and facility equipment, reducing unit production expenses and improving marketing margins. Through these acquisition and exploitation activities, our net average daily production from this area has increased from approximately 6,700 BOE per day in 1992 to an average of 11,000 BOE per day during the fourth quarter of 1999.

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

   Offshore California Properties. In July 1999, Arguello Inc., our wholly owned subsidiary, acquired Chevron's interests in Point Arguello for approximately $1.0 million. The acquisition, which was funded from our working capital, had an effective date of July 1, 1999. The interests acquired include Chevron's 26% working interest in the Point Arguello Unit, its 26% interest in various partnerships owning the associated transportation, processing and marketing infrastructure, and Chevron's right to participate in surrounding leases and certain fee acreage onshore. We assumed Chevron's 26% share of (1) plugging and abandoning all existing well bores, (2) removing conductors, (3) flushing hydrocarbons from all lines and vessels and (4) removing/abandoning all structures, fixtures and conditions created subsequent to closing. Chevron retained the obligation for all other abandonment costs, including but not limited to (1) removing, dismantling and disposing of the existing offshore platforms, (2) removing and disposing of all existing pipelines and (3) removing, dismantling, disposing and remediation of all existing onshore facilities. Arguello Inc. is the operator of record for the Point Arguello Unit and has entered into an outsourcing agreement with a unit of Torch Energy Advisors, Inc. for the conduct of certain field operations and other professional services. At acquisition, gross production from the field was approximately 20,100 barrels of crude oil per day (approximately 5,200 barrels per day, net to our interest) from 25 wells located on 3 offshore platforms. The acquisition added approximately 6.4 MMBbls of crude oil to our proved reserves. Our net average daily production from this property was approximately 4,400 barrels per day during the six months we owned the property in 1999.

   As with our other properties, we intend to aggressively exploit Point Arguello to evaluate additional reserve potential identified during our acquisition analysis. Our exploitation plans for this property target improving the unit gross margin by lowering costs and increasing production volumes through production enhancement activities similar to those employed in our other properties.

   Sunniland Trend Properties. We have a 100% working interest in four producing fields in South Florida located in the Sunniland Trend that were previously owned and operated by Exxon Corporation. We acquired 50% of our interest in the properties in 1993 and the remaining 50% in 1994. At the time of our initial acquisition, production net to our interest was approximately 900 barrels per day. As a result of increasing our interest to 100%, development drilling on the property, and the implementation of exploitation activities designed primarily to repair failed wells and to increase the fluid lift capacity of certain wells, our net production peaked at an annual average of 5,300 barrels per day in 1997. During 1999, production from this area averaged 2,600 barrels per day. The production decrease is due to downtime as a result of mechanical problems and the effects of natural decline. During 1998 and 1999, several wells in this area had mechanical problems and were not returned to production due to lower operating margins. We expect that the rate of production decline in this area will decrease as several wells have been returned to production due to higher crude oil prices and overall declined rates are flattening out.

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

 DISPOSITION OF PROPERTIES

   We periodically evaluate, and from time to time have elected to sell, certain of our mature producing properties that we consider to be nonstrategic or fully valued. Such sales enable us to focus on our core properties, maintain financial flexibility, reduce overhead and redeploy the proceeds therefrom to activities that we believe have a higher potential financial return. We have not made any material sales of our producing properties during our last three fiscal years.

MIDSTREAM ACTIVITIES

 GENERAL

   We conduct our midstream activities through PAA, which was formed in 1998 to acquire and operate the business and assets of our wholly owned midstream subsidiaries. PAA engages in interstate and intrastate crude oil transportation, terminalling and storage, as well as crude oil gathering and marketing activities. In 1999, PAA grew through acquisitions and internal development to become one of the largest transporters, terminal operators, gatherers and marketers of crude oil in the United States. At the beginning of 2000, PAA handled an average of approximately 650,000 barrels of crude oil per day. Its operations are concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

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

   Our midstream line of business consists of:

      . gathering crude oil from the fields where the crude oil is produced;
      . interstate and intrastate transportation of crude oil through pipelines, trucks or barges;
      . storing crude oil in our storage tanks;
      . transferring crude oil from pipelines and storage tanks to trucks, barges or other pipelines through our terminals;
      . marketing crude oil produced by Plains Resources;
      . the purchase of crude oil at the well and the bulk purchase of crude oil at pipeline and terminal facilities; and . the subsequent resale or exchange of crude oil at various points along the crude oil distribution chain.

   The principal assets used in this segment include:

      . a 3.1 million barrel, above-ground crude oil storage and terminal facility at Cushing, Oklahoma;
      . the segment of the All American Pipeline that extends approximately 140 miles from Las Flores, California to Emidio, California;
      . the San Joaquin Valley Gathering System in California;
      . the West Texas Gathering System, the Spraberry Pipeline System, and the
        East Texas Pipeline System, which are all located in Texas;
      . the Sabine Pass Pipeline System in southwest Louisiana and southeast
        Texas;
      . the Ferriday Pipeline System in eastern Louisiana and western
        Mississippi;
      . the Illinois Basin Pipeline System in southern Illinois; and
      . approximately 280 trucks, 325 tractor-trailers and 290 injection stations, which are owned or leased and used in our gathering and marketing activities.

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

 All American Pipeline Linefill Sale and Asset Disposition

   We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, Plains Marketing, L.P., one of PAA's subsidiaries, has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. Proceeds from the sale of the linefill were approximately $100 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of linefill. As of December 31, 1999, we had delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million.

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

 CRUDE OIL PIPELINE OPERATIONS

   We present below a description of our principal pipeline assets. All of our pipeline systems are operated from one of two central control rooms with computer systems designed to continuously monitor real time operational data including measurement of crude oil quantities injected in and delivered through the pipelines, product flow rates and pressure and temperature variations. This monitoring and measurement technology provides us the ability to efficiently batch differing crude oil types with varying characteristics through the pipeline systems. The systems are designed to enhance leak detection capabilities, sound automatic alarms in the event of operational conditions outside of pre-established parameters and provide for remote-controlled shut-down of pump stations on the pipeline systems. Pump stations, storage facilities and meter measurement points along the pipeline systems are linked by telephone, microwave, satellite or radio communication systems for remote monitoring and control, which reduces our requirement for full time site personnel at most of these locations.

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
                                             =======   ======   ======   =======   =======    ======    ======    ======   =======


  In July 1999, a wholly-owned subsidiary of ours acquired Chevron USA's 26% working interest in Point Arguello and is the operator of record for the Point Arguello Unit. All of the volumes attributable to our interests are committed for transportation on the All American Pipeline and are subject to our Marketing Agreement with PAA. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. As operator of Point Arguello, we are conducting additional drilling and other activities on this field, but we can not assure you that these activities will affect the production decline.

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

 TERMINALLING AND STORAGE ACTIVITIES AND GATHERING AND MARKETING ACTIVITIES

  Terminalling and Storage Activities

   We own approximately 9.7 million barrels of terminalling and storage assets, including tankage associated with our pipeline and gathering systems. Our storage and terminal operations increase our margins in our business of purchasing and selling crude oil and also generate revenue through a combination of storage and throughput charges to third parties. Storage fees are generated when we lease tank capacity to third parties. Terminalling fees, also referred to as throughput fees, are generated when we receive crude oil from one connecting pipeline and redeliver such crude oil to another connecting carrier in volumes that allow the refinery to receive its crude oil on a ratable basis throughout a delivery period. Both terminalling and storage fees are generally earned from:

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

   The Cushing Terminal also incorporates numerous environmental and operational safeguards. We believe that our terminal is the only one at the Cushing Interchange in which each tank has a secondary liner (the equivalent of double bottoms), leak detection devices and secondary seals. The Cushing Terminal is the only terminal at the Cushing Interchange equipped with aboveground pipelines. Like the pipeline systems we operate, the Cushing Terminal is operated by a computer system designed to continuously monitor real time operational data and each tank is cathodically protected. In addition, each tank is equipped with an audible and visual high level alarm system to prevent overflows; a double seal floating roof that minimizes air emissions and prevents the possible accumulation of potentially flammable gases between fluid levels and the roof of the tank; and a foam dispersal system that, in the event of a fire, is fed by a fully-automated fire water distribution network.

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

   In the period immediately following the disclosure of the unauthorized trading losses, a significant number of PAA's suppliers and trading partners reduced or eliminated the open credit previously extended to PAA. Consequently, the amount of letters of credit PAA needed to support the level its crude oil purchases then in effect increased significantly. In many instances PAA arranged for letters of credit to secure its obligations to purchase crude oil from its customers. In other instances, certain of PAA's purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. See "Unauthorized Trading Losses".

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

  Credit. Our merchant activities involve the purchase of crude oil for resale and require significant extensions of credit by our suppliers of crude oil. In order to assure our ability to perform our obligations under crude oil purchase agreements, various credit arrangements are negotiated with our crude oil suppliers. Such arrangements include open lines of credit directly with us and standby letters of credit issued under our letter of credit facility. Due to the unauthorized trading losses, the amount of letters of credit that we are required to provide to secure our crude oil purchases has increased. See "Unauthorized Trading Losses".

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

PRODUCT MARKETS AND MAJOR CUSTOMERS

  Our revenues are highly dependent upon the prices of, and demand for, crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our crude oil and natural gas production and the levels of such production are subject to wide fluctuations and depend on numerous factors beyond our control, including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. The benchmark NYMEX crude oil price of $25.60 per barrel at December 31, 1999 was more than double the $12.05 per barrel at the end of 1998. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Outlook".

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

  Deregulation of natural gas prices has increased competition and volatility of natural gas prices. Since demand for natural gas is generally highest during winter months, prices received for our natural gas are subject to seasonal variations and other fluctuations. All of our natural gas production is currently sold under various arrangements at spot indexed prices. In certain instances we enter into financial arrangements to hedge our exposure to spot price fluctuations. See Item 2. -- "Properties -- Production and Sales" and Item
7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook".

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

  At December 31, 1999, we and our subsidiaries that are taxed as corporations for federal income tax purposes, which together file a consolidated federal income tax return, had remaining federal income tax net operating loss ("NOL") carryforwards of approximately $229.3 million and approximately $209.8 million of alternative minimum tax ("AMT") net operating loss carryforwards available as a deduction against future AMT income. In addition, we had approximately $0.3 million of enhanced oil recovery credits, $1.4 million of AMT credits and $7.0 million of statutory depletion carryforwards at December 31, 1999. The NOL carryforwards expire from 2005 through 2019. The value of these carryforwards depends on our ability to generate federal taxable income. In addition, for AMT purposes, only 90% of AMT income in any given year may be offset by AMT
NOLs.

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

  Our revenues are highly dependent upon the prices of, and demand for, crude oil and natural gas. Historically, the prices for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The price we receive for our crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control, including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. Almost all of our reserve base (approximately 94% of year-end 1999 reserve volumes) is comprised of crude oil properties that are sensitive to crude oil price volatility. The benchmark NYMEX crude oil price of $25.60 per barrel at December 31, 1999 was more than double the $12.05 per barrel at the end of 1998. Although we are not currently experiencing any significant involuntary curtailment of our crude oil or natural gas production, market, logistic, economic and regulatory factors may in the future materially affect our ability to sell our production.

  In order to manage our exposure to price risks in the marketing of our crude oil and natural gas, from time to time we purchase put options, enter into fixed price delivery contracts, floating price collar arrangements, financial swaps and crude oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, we may sell a futures contract and thereafter either (1) make physical delivery of our product to comply with such contract or
(2) buy a matching futures contract to unwind our futures position and sell our production to a customer. These same techniques are also utilized to manage price risk for certain production purchased from customers of PAA. Such contracts may expose us to the risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase or deliver the contracted quantities of crude oil or natural gas, or a sudden, unexpected event materially impacts crude oil or natural gas prices. Such contracts may also restrict our ability to benefit from unexpected increases in crude oil and natural gas prices. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" and Item 7a. -- "Quantitative and Qualitative Disclosures about Market Risks".

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
                                ==========        ========         ========

  There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are to some degree speculative, the quantities of crude oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future crude oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the Present Value of Proved Reserves shown above represents estimates only and should not be construed as the current market value of the estimated crude oil and natural gas reserves attributable to our properties. The information set forth in the preceding tables includes revisions of reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. A large portion of our reserve base (approximately 94% of year-end 1999 reserve volumes) is comprised of crude oil properties that are sensitive to crude oil price volatility. Revisions of previous estimates set forth above, including upward price related revisions, were 64 million BOE in 1999 and, including downward price related revisions, were 46 million BOE and 16 million BOE in 1998 and 1997, respectively. See Item
7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook".

  In accordance with the SEC guidelines, the reserve engineers' estimates of future net revenues from our properties and the present value thereof are made using crude oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The crude oil price in effect at December 31, 1999 is based on the year-end crude oil price with variations therefrom based on location and quality of crude oil. We have entered into various arrangements to fix the NYMEX crude oil price for a significant portion of our crude oil production. On December 31, 1999, these arrangements provided for a NYMEX crude oil price for 18,500 barrels per day from January 1, 2000, through December 31, 2000, at approximately $16.00 per barrel. Approximately 10,000 barrels per day of the volumes hedged in 2000 will participate in price increases above the $16.00 per barrel floor price, subject to a ceiling limitation of $19.75 per barrel. Location and quality differentials attributable to our properties are not included in the foregoing prices. Arrangements in effect at December 31, 1999 are reflected in the reserve reports through the term of the arrangements. The overall average prices used in the reserve reports as of December 31, 1999 were $20.94 per barrel of crude oil, condensate and natural gas liquids and $2.77 per Mcf of natural gas. See
Item 1. -- "Business -- Product Markets and Major Customers". Prices for natural gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors.

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

                                                                    YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------
                                                1999(1)         1998(1)           1997          1996           1995
                                             ----------       ----------       ---------      --------      ---------
                                              (RESTATED)      (RESTATED)
Statement of Operations Data:
Revenues:
  Oil and natural gas sales                  $  116,223       $  102,754        $109,403      $ 97,601       $ 64,080
  Marketing, transportation,
    storage and terminalling revenues         4,626,467        1,129,689         752,522       531,698        339,826
  Gain on PAA unit offerings (2)                  9,787           60,815               -             -              -
  Gain on sale of linefill                       16,457                -               -             -              -
  Interest and other income                       1,237              834             319           309            319
                                             ----------       ----------       ---------      --------       --------
    Total revenue                             4,770,171        1,294,092         862,244       629,608        404,225
                                             ----------       ----------       ---------      --------       --------

Expenses:
  Production expenses                            55,645           50,827          45,486        38,735         30,256
  Marketing, transportation,
    storage and terminalling expenses         4,518,777        1,091,328         740,042       522,167        333,460
  Unauthorized trading losses and
   related expenses (1)                         166,440            7,100               -             -              -
  General and administrative                     31,402           10,778           8,340         7,729          7,215
  Depreciation, depletion and
   amortization                                  36,998           31,020          23,778        21,937         17,036
  Reduction of carrying cost of oil
   and natural gas properties (3)                     -          173,874               -             -              -
  Interest expense                               46,378           35,730          22,012        17,286         13,606
  Litigation settlement                               -                -               -         4,000(4)           -
                                             ----------       ----------       ---------      --------       --------
Total expenses                                4,855,640        1,400,657         839,658       611,854        401,573
                                             ----------       ----------       ---------      --------       --------
Income (loss) before income taxes,
 minority interest and
 extraordinary item                             (85,469)        (106,565)         22,586        17,754          2,652
Minority interest                               (40,203)             786               -             -              -
Income tax expense (benefit):
  Current                                            (7)             862             352             -              -
  Deferred                                      (20,472)         (45,867)          7,975        (3,898)             -
                                             ----------       ----------       ---------      --------       --------
Income (loss) before extraordinary
 item                                           (24,787)         (62,346)         14,259        21,652          2,652
Extraordinary item, net of tax
 benefit and minority interest (5)                 (544)               -               -        (5,104)             -
                                             ----------       ----------       ---------      --------       --------
Net income (loss)                               (25,331)         (62,346)         14,259        16,548          2,652
Less:  cumulative preferred stock
 dividends                                       10,026            4,762             163             -              -
                                             ----------       ----------       ---------      --------       --------
Net income (loss) applicable to
 common shareholders                          $ (35,357)       $ (67,108)      $  14,096      $ 16,548       $  2,652
                                             ==========       ==========       =========      ========       ========
Income (loss) per common
 share - basic:
  Before extraordinary item                  $    (2.02)      $    (3.99)       $   0.85      $   1.32       $   0.19
  Extraordinary item, net of
   income taxes                                   (0.03)               -               -         (0.31)             -
                                             ----------       ----------       ---------      --------      ---------
                                             $    (2.05)      $    (3.99)       $   0.85      $   1.01       $   0.19
                                             ==========       ==========       =========      ========      =========
Income (loss) per common share -
 assuming dilution:
  Before extraordinary item                  $    (2.02)      $    (3.99)       $   0.77      $   1.23       $   0.16
  Extraordinary item, net of
   income taxes                                   (0.03)               -               -         (0.29)             -
                                             ----------       ----------       ---------      --------      ---------
                                             $    (2.05)      $    (3.99)       $   0.77      $   0.94       $   0.16
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

-----------

(1) In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $7.1 million was recognized in 1998 and the remainder in 1999. As a result we have restated our 1998 financial information. See Item 1. -- "Business -- Unauthorized Trading Losses". We have restated 1999 marketing, transportation, storage and terminalling revenues and expenses to appropriately reflect certain transactions between the upstream and midstream lines of business.
(2) For 1999, includes a $9.8 million noncash gain related to the change in our ownership of PAA resulting from PAA's 1999 public offering of common units. For 1998, includes a $60.8 million noncash gain recognized upon the formation of PAA. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3) Includes a $173.9 million pre-tax ($109.0 million after tax) noncash charge related to a writedown of the capitalized costs of our proved crude oil and natural gas properties due to low crude oil prices at December 31, 1998. See Item 7.-- "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(4) Represents charge related to the settlement of two lawsuits filed in 1992 and 1993.
(5) Relates to the early redemption of PAA debt in 1999 and of our 12% Senior Subordinated Notes in 1996.
(6) Represents net cash provided by operating activities after minority interest but before changes in assets and liabilities and other noncash items.

(7) EBITDA means earnings before interest, taxes and DD&A. Adjusted EBITDA also excludes unauthorized trading losses, noncash compensation expense, restructuring expense, gain on unit offerings, linefill gain and extraordinary loss from extinguishment of debt. Adjusted EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities. EBITDA is commonly used by debt holders and financial statement users as a measurement to determine the ability of an entity to meet its interest obligations.
(8) For working capital includes $37.9 million of pipeline linefill and $103.6 million for the segment of the All American Pipeline that were both sold in the first quarter of 2000. See Item 1. -- "Midstream Acquisitions and Dispositions -- All American Pipeline Linefill Sale and Asset Disposition".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  We are an independent energy company that is engaged in two related lines of business within the energy sector industry. Our first line of business, which we refer to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. Our second line of business, which we refer to as "midstream", is engaged in the marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". We conduct this second line of business through our majority ownership in PAA. For financial statement purposes, the assets, liabilities and earnings of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.

Unauthorized Trading Losses

  In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $7.1 million of the unauthorized trading loss was recognized in 1998 and the remainder in 1999. As a result, we have restated our 1998 financial information. See Item 1. "Business - Unauthorized Trading Losses" for a discussion of the unauthorized trading loss, its financial effects and the steps taken to prevent future violations of PAA's trading policies.

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

  The net losses for the years ended December 31, 1999 and 1998 include the following unusual or nonrecurring items:

  1999

  .  $166.4 million of unauthorized trading losses;
  . a $16.5 million gain on the sale of crude oil linefill that was sold in 1999;
  . a $6.0 million after-tax gain ($9.8 million pre-tax) related to the sale of units by PAA;
  . restructuring expense of $1.4 million; and . an extraordinary loss of $0.5 million related to the early extinguishment of debt (net of minority interest and tax benefit).

  1998

  .  $7.1 million of unauthorized trading losses;
  . a $109.0 million after-tax ($173.9 million pre-tax) reduction in carrying cost of oil and natural gas properties due to low crude oil prices at December 31, 1998; and
  . a $37.1 million after-tax ($60.8 million pre-tax) gain associated with the initial public offering of PAA.

  Excluding these nonrecurring items we would have reported net income of approximately $17.0 million and $8.4 million in 1999 and 1998, respectively. Adjusted EBITDA increased 73% in 1999 to $139.1 million from the $80.3 million reported in 1998 and 103% from the $68.4 million reported in 1997. Cash flow from operations (net income before noncash items) was $70.4 million, $42.0 million and $46.2 million in 1999, 1998 and 1997, respectively. Adjusted EBITDA and cash flow from operations exclude the nonrecurring items discussed above.

  Oil and natural gas sales. Oil and natural gas sales were $116.2 million in 1999, an increase of $13.5 million over 1998 due to higher product prices and increased production volumes which contributed approximately $7.5 million and $6.0 million to the increase, respectively. Oil and natural gas revenues decreased to $102.8 million in 1998 as compared to $109.4 million in 1997 due to decreased product prices, which had an approximate $16.9 million negative impact, offset by increased production volumes, which had the effect of increasing revenues by approximately $10.3 million.

  Marketing, transportation, storage and terminalling revenues. Marketing, transportation, storage and terminalling revenues increased to $4.6 billion from $1.1 billion and $0.8 billion in 1998 and 1997, respectively. The increase in 1999 as compared to 1998 was primarily due to an increase in lease gathering and bulk purchase volumes, resulting from the Scurlock acquisition in May 1999, and higher crude oil prices. The increase in 1998 from 1997 reflects the acquisition of the All American Pipeline in July 1998 as well as increased lease gathering and bulk purchase volumes. These increases in 1998 were partially offset by lower crude oil prices. The NYMEX benchmark WTI crude oil price averaged $19.25 per barrel in 1999, $14.43 per barrel in 1998, and $20.63 per barrel in 1997. See "Midstream Results".

  Production expenses. Total production expenses increased to $55.6 million from $50.8 million and $45.5 million in 1998 and 1997, respectively, primarily due to increased production volumes resulting from our acquisition and exploitation activities.

  Marketing, transportation, storage and terminalling expenses. Marketing, transportation, storage and terminalling expenses increased to $4.5 billion from $1.1 billion and $0.7 billion in 1998 and 1997, respectively. The increase in 1999 as compared to 1998 was primarily due to an increase in lease gathering and bulk purchase volumes, resulting from the Scurlock acquisition in May 1999, and higher crude oil prices. The increase in 1998 from 1997 reflects the acquisition of the All American Pipeline in July 1998 as well as increased lease gathering and bulk purchase volumes. These increases in 1998 were partially offset by lower crude oil prices.

  General and administrative. General and administrative expenses were $31.4 million for the year ended December 31, 1999, compared to $10.8 million and $8.3 million for 1998 and 1997, respectively. Our upstream and midstream activities accounted for approximately $3.3 million and $17.3 million, respectively, of the increase from 1998 to 1999 and $0.7 million and $1.8 million, respectively, of the increase from 1997 to 1998.

  Noncash compensation expense. During 1999, we incurred a charge of $1.0 million related to noncash incentive compensation paid to certain officers and key employees of Plains All American Inc., the general partner of PAA. In 1998, Plains All American Inc. granted the employees the right to earn ownership in common units of PAA owned by Plains All American Inc. The units vest over a three-year period subject to PAA paying distributions on the common and subordinated units. This amount is included in general and administrative expense on the Consolidated Statements of Operations.

  Depreciation, depletion and amortization. Primarily as a result of the aforementioned midstream acquisitions and increased upstream production levels, total DD&A expense for the year ended December 31, 1999, was $37.0 million as compared to $31.0 million and $23.8 million in 1998 and 1997, respectively.

  Interest expense. Interest expense, net of capitalized interest, for 1999 increased to $46.4 million as compared to $35.7 million in 1998 and $22.0 million in 1997. The increase in 1999 is primarily due to (1) interest associated with the debt incurred for the Scurlock and West Texas Gathering System acquisitions, (2) interest for a full year on debt outstanding from the All American Pipeline acquisition, (3) an increase in interest related to hedged inventory transactions (4) higher debt levels related to our acquisition, exploitation, development and exploration activities and (5) higher interest rates. The increase in interest expense in 1998 is primarily associated with the debt incurred for the acquisition of the All American Pipeline and the SJV Gathering System and our upstream acquisition, exploitation, development and exploration activities. During 1999, 1998 and 1997, we capitalized $4.4 million, $3.7 million and $3.3 million of interest, respectively.

  Provision (benefit) for income taxes. For the year ended December 31, 1999, we recognized a deferred tax benefit of $20.5 million. For the year ended December 31, 1998, we recognized a deferred tax benefit of $45.9 million and a current tax provision of $0.9 million. For the year ended December 31, 1997, we recognized a deferred tax provision of $8.0 million and a current tax provision of $0.4 million. At December 31, 1999, we have a net deferred tax asset of $69.0 million, primarily attributable to net operating loss carryforwards. The minimum amount of future taxable income necessary to utilize the net operating loss carryforwards is $229.3 million. Based on current levels of pre-tax income, excluding nonrecurring items, management believes that it is more likely than not that we will generate taxable income from operations sufficient to realize the deferred tax asset.

 Nonrecurring Items

  Gain on PAA unit offerings. In 1999, we recognized a pre-tax gain of $9.8 million ($6.0 million after-tax) in connection with PAA's October 1999 public offering. The gain is the result of an increase in the book value of our equity in PAA to reflect our proportionate share of the underlying net assets of PAA due to the sale of the units. We held approximate interests of 59% and 54% before and after this offering, respectively. During 1998, we recognized a pre-tax gain of $60.8 million ( approximately $37.1 million after-tax) in connection with the formation of PAA as a result of an increase in the book value of our equity as previously discussed. The formation-related expenses consist primarily of amounts due to certain key employees in connection with the successful formation of PAA and debt prepayment penalties. PAA may in the future issue additional units in public or private sales if it needs additional capital and if market conditions are favorable. Such sales could reduce our ownership in PAA and could generate additional gains.

  Gain on sale of linefill. We initiated the sale of 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of the linefill. As of December 31, 1999, we had delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $166.4 million and $7.1 million in 1999 and 1998, respectively, as a result of unauthorized trading by a former employee.

  Restructuring charge. A $1.4 million restructuring charge, primarily associated with severance-related expenses of 24 employees who were terminated, was incurred by PAA in 1999. Approximately $1.1 million of these costs are included in marketing, transportation, storage and terminalling expenses and approximately $0.3 million are included general and administrative expenses. As of December 31, 1999, all severance costs were paid and the terminated employees were not employed by PAA. As a result of the restructuring, PAA expects to reduce cash compensation costs by approximately $1.3 million per year.

  Extraordinary item. The extraordinary item of $0.5 million (net of minority interest of $.07 million and deferred tax of $0.3 million) in 1999 relates to the write-off of certain debt issue costs and penalties associated with the prepayment of debt.

  Reduction in carrying cost of oil and natural gas properties. In 1998, we incurred an impairment of our oil and natural gas properties due to low crude oil prices at December 31, 1998. Under full-cost accounting rules, unamortized costs of proved oil and natural gas properties are subject to a ceiling, which limits such costs. At December 31, 1998, the capitalized costs of our proved oil and natural gas properties exceeded this limit and we reduced the carrying cost of those properties by $109.0 million after tax ($173.9 million pre-tax).

 Upstream Results

  The following table sets forth certain of our upstream operating information for the periods presented.

                                                                          Year Ended December 31,
                                                          -----------------------------------------------------
                                                               1999                1998                1997
                                                          -------------       -------------       -------------
                                                                     (in thousands, except per unit data)
          Average Daily Production Volumes:
           Barrels of oil equivalent
             California (approximately 91% oil)                    15.6                13.8                11.2
             Offshore California (100% oil)                         2.2                   -                   -
             Gulf Coast (100% oil)                                  2.6                 4.8                 5.3
             Illinois Basin (100% oil)                              3.0                 3.5                 3.6
             Sold properties                                          -                   -                 0.1
                                                           ------------        ------------        ------------

               Total (approximately 94% oil)                       23.4                22.1                20.2
                                                           ============        ============        ============

          Unit Economics:
           Average sales price per BOE                     $      13.61        $      12.73        $      14.83
           Production expense per BOE                              6.51                6.29                6.16
                                                           ------------        ------------        ------------
           Gross margin per BOE                                    7.10                6.44                8.67
           Upstream G&A expense per BOE                            0.85                0.68                0.65
                                                           ------------        ------------        ------------

           Gross profit per BOE                            $       6.25        $       5.76        $       8.02
                                                           ============        ============        ============


  Total oil equivalent production increased approximately 6% to an average of 23,400 BOE per day over the 1998 level of 22,100 BOE per day and 16% above the 1997 level of 20,200 BOE per day. The volume increase in 1999 is primarily associated with our ongoing acquisition and exploitation activities, offset somewhat by decreased production from certain of our other properties. The offshore California Point Arguello Unit, which we acquired from Chevron in July 1999, accounted for approximately 2,200 BOE per day of the increase. Net daily production from our onshore California properties increased to approximately 15,600 BOE per day in 1999, up 1,800 BOE per day, or 13% over 1998 and 39% over 1997, due to our acquisition and exploitation activities. Excluding production from the Mt. Poso Field, which we acquired in December 1998, California production was up 6% from 1998. The increase in 1998 as compared to 1997 is partially attributable to the acquisition of the Arroyo Grande Field in the fourth quarter of 1997. Net daily production for our Gulf Coast properties averaged approximately 2,600 BOE per day in 1999, compared to 4,800 BOE per day in 1998 and 5,300 BOE per day in 1997. The Gulf Coast production decrease is due to downtime as a result of mechanical problems and the effects of natural decline. During 1998 and 1999, several wells in this area had mechanical problems and were not returned to production due to lower operating margins. We expect that the rate of production decline in this area will decrease from the levels discussed above, as several wells have been returned to production due to higher crude oil prices and overall decline rates are flattening out. Net daily production for this area was approximately 2,700 barrels per day in May 2000. Net daily production in the Illinois Basin averaged 3,000 BOE per day during 1999, 3,500 BOE per day in 1998 and 3,600 BOE per day in 1997. The decrease is primarily due to natural decline and the impact of wells that were shut-in due to low crude oil prices in 1998.

  Our product price averaged $13.61 per BOE in 1999, 7% higher than the price received in 1998 and 8% lower than the price received in 1997. Our product price represents a combination of fixed and floating price arrangements, typically tied to a benchmark price index and subjected to discounts for location and quality differentials. The price index is the NYMEX benchmark WTI crude oil price, which averaged $19.25 per barrel in 1999, $14.43 per barrel in 1998, and $20.63 per barrel in 1997. Our average product prices also include the effects of hedging transactions such as financial swap and collar arrangements and futures transactions. These transactions had the effect of decreasing the overall average price we received (relative to the price we would have received in the absence of hedging) by $1.30 per BOE in 1999, increasing the price by $2.98 per BOE in 1998 and decreasing the price by $1.26 per BOE in 1997. We maintained hedges on approximately 63% of our crude oil production throughout 1999 at an average NYMEX WTI crude oil price of approximately $18.00 per barrel. We routinely hedge a portion of our crude oil production. See "Outlook" and Item 7a. - "Quantitative and Qualitative Disclosures about Market Risk".

  Upstream unit gross margin (well-head revenue less production expenses) for 1999 was $7.10 per BOE, compared to $6.44 per BOE in 1998 and $8.67 per BOE in 1997. Average unit production expenses were $6.51 per BOE, $6.29 per BOE and $6.16 per BOE in 1999, 1998, and 1997, respectively.

  Unit general and administrative expense increased to $0.85 per BOE in 1999 compared to $0.68 per BOE during 1998 and $0.65 per BOE during 1997. Total upstream general and administrative expense was $7.8 million, $5.5 million and $4.8 million in 1999, 1998 and 1997, respectively. The increase in 1999 as compared to 1998 is primarily attributable to increased personnel costs (approximately $0.8 million), expenses related to our Year 2000 computer readiness project (approximately $0.4 million), and legal expenses (approximately $0.4 million). The increase in 1998 as compared to 1997 is primarily due to our California producing property acquisitions.

  Total upstream DD&A was $19.6 million, $25.6 million and $22.6 million in 1999, 1998 and 1997, respectively. On a per unit basis, DD&A was $2.13, $3.00 and $2.83 in 1999, 1998 and 1997, respectively. These amounts exclude the reduction in the carrying cost of our oil and natural gas properties in 1998.

 Midstream Results

  Gross margin from our midstream activities, excluding the unauthorized trading losses was $107.7 million, $38.4 million and $12.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. An analysis of these results is discussed below. The following table sets forth certain of our midstream operating information for the periods presented (in thousands):

                                                                     Year Ended December 31,
                                                    ------------------------------------------------------------
                                                          1999                 1998                  1997
                                                    ----------------     ----------------     ------------------
                                                                            (restated)
          Operating Results:
           Gross margin
             Pipeline                               $       56,864       $       16,490       $              -
             Terminalling and storage
              and gathering and marketing                   50,826               21,871                 12,480
             Unauthorized trading losses                  (166,440)              (7,100)                     -
                                                    ---------------     ----------------      -----------------

                Total                                      (58,750)              31,261                 12,480
          General and administrative expense               (23,599)              (5,297)                (3,529)
                                                    --------------      ---------------       ----------------

          Gross profit                              $      (82,349)     $        25,964       $          8,951
                                                    ==============      ===============       ================

                                                                     Year Ended December 31,
                                                    ------------------------------------------------------------
                                                          1999                 1998                  1997
                                                    ----------------     ----------------     ------------------
                                                                            (restated)
          Average Daily Volumes (barrels):
           Pipeline Activities:
             All American
               Tariff activities                                 101                  113                      -
               Margin activities                                  56                   50                      -
             Other                                                61                    -                      -
                                                    ----------------     ----------------     ------------------

             Total                                               218                  163                      -
                                                    ================     ================     ==================

           Lease gathering                                       239                   88                     71
           Bulk purchases                                        138                   98                     49
                                                    ----------------     ----------------     ------------------

             Total                                               377                  186                    120
                                                    ================     ================     ==================

           Terminal throughput                                    83                   80                     77
                                                    ================     ================     ==================

          Storage leased to third parties,
            monthly average volumes                            1,975                1,150                    668
                                                    ================     ================     ==================

  Pipeline Operations. Gross margin from pipeline operations was $56.9 million for the year ended December 31, 1999, compared to $16.5 million for 1998. The increase resulted from twelve months of results from the All American Pipeline in 1999 versus five months in 1998, increased margins from our pipeline merchant activities, and to the 1999 acquisitions of Scurlock and the West Texas gathering system which contributed approximately $4.8 million of pipeline gross margin. The increase was partially offset by lower tariff transport volumes, due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California. Volumes from these fields have steadily declined from 1995 through 1999. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.6 million.

  The margin between revenue and direct cost of crude purchased was $33.5 million for the year ended December 31, 1999, compared to $3.9 million in 1998. Pipeline tariff revenues were approximately $46.4 million for the year ended December 31, 1999, compared to approximately $19.0 million in 1998. Pipeline operations and maintenance expenses were approximately $24.0 million for the year ended December 31, 1999, as compared to $6.1 million for 1998.

  Tariff transport volumes on the All American Pipeline decreased from an average of 113,000 barrels per day for the year ended December 31, 1998, to 101,000 barrels per day in 1999 due primarily to a decrease in shipments of offshore California production, which decreased from 90,000 barrels per day in 1998 to 79,000 barrels per day in 1999. Barrels associated with our merchant activities on the All American Pipeline increased from 50,000 barrels per day in 1998 to 56,000 barrels per day for the year ended December 31, 1999. Tariff volumes shipped on the Scurlock and West Texas Gathering systems averaged 61,000 barrels per day during 1999.

  In March 2000, we sold the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale of the linefill was substantially complete in February 2000. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of the linefill. As of December 31, 1999, we had delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million. During 1999, we reported gross margin of approximately $5.0 million associated with operating the segment of the All American Pipeline that was sold. See Item 1. - "Business - Midstream Activities - Midstream Acquisitions and Dispositions".

  The following table sets forth the All American Pipeline average deliveries per day within and outside California from July 30, 1998, our date of acquisition (in thousands):

                                                      Year Ended December 31,
                                                   ---------------------------
                                                     1999               1998
                                                   ---------          --------

          Deliveries:
           Average daily volumes (barrels):
              Within California                          101               111
              Outside California                          56                52
                                                   ---------          --------

                Total                                    157               163
                                                   =========          ========

  Gathering and Marketing Activities and Terminalling and Storage Activities. Excluding the unauthorized trading losses, gross margin from terminalling and storage and gathering and marketing activities was approximately $50.8 million for the year ended December 31, 1999, reflecting a 132% increase over the $21.9 million reported for 1998 and a 307% increase over the $12.5 million reported for 1997. The increase in gross margin is due to an increase in lease gathering and bulk purchase volumes, primarily as a result of the Scurlock acquisition, which contributed approximately $26.3 million of 1999 gross margin, and an increase in storage capacity leased at our Cushing Terminal. Lease gathering volumes increased from an average of 88,000 and 71,000 barrels per day in 1998 and 1997, respectively, to approximately 239,000 barrels per day in 1999. Bulk purchase volumes increased from approximately 98,000 and 49,000 barrels per day for 1998 and 1997, respectively, to approximately 138,000 barrels per day this year. Leased terminal capacity increased significantly from approximately 1.1 million barrels and 0.7 million barrels per month in 1998 and 1997, respectively, to 2.0 million barrels per month during 1999. The 1.1 million barrel expansion of our Cushing Terminal was placed in service in the second quarter of 1999. Throughput volumes at our terminals increased approximately 3,000 and 6,000 barrels per day in the current year period from 1998 and 1997, respectively.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of PAA's suppliers and trading partners reduced or eliminated the open credit previously extended to PAA. Consequently, the amount of letters of credit PAA needed to support the level of crude oil purchases then in effect increased significantly. In addition, the cost to PAA of obtaining letters of credit increased under the amended credit facility. In many instances PAA arranged for letters of credit to secure its obligations to purchase crude oil from its customers, which increased its letter of credit costs and decreased its unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, certain of PAA's purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual Adjusted EBITDA is expected to be adversely affected by approximately $5.0 million, excluding the positive impact of current favorable market conditions.

  Midstream General and Administrative. General and administrative expenses were $23.6 million for the year ended December 31, 1999, compared to $5.3 million and $3.5 million for 1998 and 1997, respectively. The increase from 1998 to 1999 was primarily attributable to the Scurlock acquisition in 1999 ($13.1 million), the All American Pipeline acquisition in 1998 ($0.7 million), expenses related to the operation of Plains All American Pipeline as a public entity ($0.7 million) and continued expansion of our midstream business activities. The increase in 1998 compared to 1997 is primarily due to the July 1998 All American Pipeline acquisition and expansion of our business activities. As a result of the unauthorized trading losses, we will incur increased expenses in 2000, primarily accounting and consulting related.

  Midstream Depreciation and Amortization. Depreciation and amortization expense was $17.4 million in 1999, $5.4 million in 1998 and $1.2 million in 1997. The increase in 1999 is due primarily to the Scurlock and West Texas Gathering System acquisitions in 1999 and the All American Pipeline acquisition in July 1998. The increase in 1998 is due to the All American Pipeline acquisition.

Liquidity and Capital Resources

 General

  The financial loss resulting from the unauthorized trading activity placed PAA in default under certain of the covenants of its credit facilities and also created significant liquidity issues. In December 1999, PAA executed amended credit facilities and obtained default waivers from all of its lenders. In connection with the amendments, we loaned approximately $114.0 million to PAA. By May 2000 our liquidity was significantly improved through PAA's sales of the segment of the All American Pipeline and the related crude oil linefill for total proceeds of $224.0 million and the refinancing of PAA's credit facilities. Consolidated debt subsequent to the May 2000 refinancing was approximately $564.0 million, of which $256.0 million was reflected on the balance sheet as PAA debt. This balance compares to consolidated debt at December 31, 1999, of approximately $787.0 million, of which $369.0 million was PAA debt.

  In May 2000, PAA entered into two new credit facilities totaling $700.0 million. See "Credit Facilities." The new PAA facilities provide PAA with significant working capital availability, as well as flexibility for both internal and external growth opportunities. Giving effect to the repayment of existing debt and closing costs, PAA had approximately $256.0 million outstanding on its revolving credit facility as of May 8, 2000. Accordingly, PAA has approximately $144.0 million of additional borrowing capacity for acquisitions, capital expansion projects and general working capital purposes. In addition, the capacity available under the letter of credit facility should enable PAA to absorb additional acquisitions of other midstream assets and entities.

  Subsequent to the refinancing and repayment to us of the intercompany loan, the balance outstanding on our $225.0 million revolving credit facility was approximately $28.0 million. This provides approximately $197.0 of liquidity to fund upstream working capital requirements, capital expenditures for 2000, as well as acquisition opportunities. The borrowing base under the revolving credit facility was reconfirmed by the lenders in the second quarter of 2000.

  We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.

 Cash Flows

                                                                       Year Ended December 31,
                                                  -------------------------------------------------------------------
                                                          1999                    1998                    1997
                                                  ------------------     -------------------     --------------------
                                                                         (in millions)
          Cash provided by (used in):
            Operating activities                           $ (76.0)                $  37.6                  $  30.3
            Investing activities                            (266.4)                 (483.4)                  (107.6)
            Financing activities                             404.0                   448.6                     78.5

  Operating Activities. Net cash used in operating activities in 1999 resulted from the unauthorized trading losses. The losses were partially offset by increased midstream margins due to the Scurlock and West Texas gathering system acquisitions and higher crude oil prices and increased volumes associated with our ongoing upstream acquisition and exploitation activities.

  Investing Activities. Net cash used in investing activities for 1999 included approximately $176.9 million for midstream acquisitions, primarily for the Scurlock and West Texas gathering system acquisitions, approximately $12.5 million for midstream capital costs and $77.9 for upstream acquisition, exploration, exploitation and development costs. Net cash used in investing activities for 1998 consisted primarily of approximately $394.0 million for the purchase of the All American Pipeline and SJV gathering system and $80.3 million for acquisition, exploration, exploitation and development costs.

  Financing activities. Cash provided by financing activities in 1999 was generated primarily from net issuances of (1) $50.0 million of Series F Preferred Stock (2) $50.8 million in PAA common units and (3) $325.2 million of short-term and long-term debt.

  In connection with the private placement sale of the Series F Preferred Stock, we agreed with the purchasers of the Series F Preferred Stock (who were also holders of the Series E Preferred Stock), to reduce the conversion price of the Series E Preferred Stock from $18.00 to $15.00. This reduction of the conversion price of the Series E Preferred Stock was effected through an exchange of each outstanding share of Series E Preferred Stock for a share of a new Series G Preferred Stock. Other than the reduction of the conversion price, the terms of the Series G Preferred Stock are substantially identical to those of the Series E Preferred Stock.

  In October 1999, PAA completed a public offering of an additional 2,990,000 common units, representing limited partner interests in PAA, at $18.00 per unit. Net proceeds to PAA from the offering, excluding our general partner contribution, were approximately $50.8 million after deducting underwriters' discounts and commissions and offering expenses of approximately $3.1 million. The proceeds were used to reduce outstanding debt. Approximately $44.0 million was used to prepay the term loan portion of the Plains Scurlock bank credit agreement and the remainder was used to reduce the balance outstanding on PAA's other revolving credit facility.

  Net issuances of debt include the sale of $75.0 million principal amount of Senior Subordinated Notes due 2006, Series E, bearing a coupon rate of 10.25%. The Series E Notes were issued pursuant to a Rule 144A private placement at approximately 101% of par. The stated coupon rate of interest and maturity date are the same as those of our existing $200.0 million principal amount of senior subordinated notes. Our net proceeds, after costs of the transaction, were approximately $74.6 million, and were used to reduce the outstanding balance on our revolving credit facility. See Note 7 to the consolidated financial statements.

  Financing activities for 1999 also included dividend payments of approximately $4.2 million on the Series E Preferred Stock and distributions to PAA unitholders of $22.2 million.

  Cash provided by financing activities during 1998 included net issuances of
(1) $138.8 million of short-term and long-term debt, (2) $241.7 million of common units in connection with PAA's initial public offering and (3) $85.0 million in preferred stock.

 Working Capital

  At December 31, 1999, we had working capital of approximately $115.9 million. Working capital at December 31, 1999 includes $37.9 million of pipeline linefill and $103.6 million for the segment of the All American Pipeline that were both sold in the first quarter of 2000. See Item 1. "Business - Midstream Activities
- Midstream Acquisitions and Dispositions." Proceeds from the linefill sale of approximately $100.0 million were used to repay short term working capital loans incurred in December 1999 and January 2000 and to fund the portion of the unauthorized trading losses that were settled in cash during the first quarter of 2000. Proceeds from the sale of the pipeline of approximately $129.0 million were used to reduce PAA's outstanding debt under its bank credit agreement. We had a working capital deficit of approximately $21.0 million at December 31, 1998. We have historically operated with a working capital deficit due primarily to ongoing capital expenditures that have been financed through cash flow and our revolving credit facility subsequently causing a timing difference between the expenditure and the payment.

 Capital Expenditures

  We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas reserves. Historically, we have financed these expenditures primarily with cash generated by operations, bank borrowings and the sale of subordinated notes, common stock and preferred stock. We intend to make aggregate capital expenditures of approximately $81.0 million in 2000, including approximately $72.0 million on the development and exploitation of our upstream properties, and approximately $9.0 million for midstream activities. In addition, we intend to continue to pursue the acquisition of underdeveloped producing properties. We believe that we will have sufficient cash from operating activities and borrowings under the revolving credit facility to fund our upstream capital expenditures. We plan to fund the midstream capital expenditures through working capital, cash flow and draws under PAA's revolving credit facility under its bank credit agreement.

 Commitments

  The aggregate amounts of maturities of all long-term indebtedness for the next five years based on balances outstanding subsequent to the May 2000 refinancing are: 2000 - $0.5 million, 2001 - $2.2 million, 2002 - $7.4 million, 2003 - $7.4 million, and 2004 - $263.4 million. These amounts consist principally of amounts due under our revolving credit facilities Historically, we have renewed and/or extended the revolving credit portion of our credit facilities prior to commencing scheduled payments.

  PAA will distribute 100% of its available cash within 45 days after the end of each quarter to unitholders of record, and to us. Available cash is generally defined as all cash and cash equivalents on hand at the end of the quarter less reserves established for future requirements. Minimum quarterly distributions are $0.45 for each full fiscal quarter. Distributions of available cash to the holders of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The expiration of the subordination period will generally not occur prior to December 31, 2003. There were no arrearages on common units at December 31, 1999.

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

  Consistent with normal industry practices, substantially all of our crude oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. We have estimated that the costs to perform these tasks are approximately $13.4 million, net of salvage value and other considerations. Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization. Results from operations for 1999, 1998 and 1997 include $0.5 million, $0.8 million and $0.6 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected crude oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in the accompanying Consolidated Financial Statements.

  As is common within the industry, we have entered into various commitments and operating agreements related to the exploration and development of and production from proved oil and natural gas properties and the marketing, transportation, terminalling and storage of crude oil. It is management's belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

 Credit Facilities

  Amounts borrowed under our credit agreements before and after refinancing were as follows (in thousands):

                                                                                      December 31,             May 8,
                                                                                          1999                  2000
                                                                                   ----------------      ----------------
     Revolving credit facility                                                        $     137,300         $      27,600
     New Plains Marketing, L.P. revolving credit facility                                         -               256,000
     New Plains Marketing, L.P. letter of credit and hedged inventory facility                    -                20,250
     PAA bank credit agreement                                                              225,000                     -
     Plains Scurlock bank credit agreement                                                   85,100                     -
     PAA letter of credit and borrowing facility                                             13,719                     -
     PAA secured term credit facility                                                        45,000                     -
                                                                                   ----------------      ----------------
                                                                                      $     506,119         $     303,850
                                                                                   ================      ================


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

  The revolving credit facility contains covenants which, among other things, prohibit the payment of cash dividends on common stock, limit repurchases of common stock, limit the amount of consolidated debt, limit our ability to make certain loans and investments and provide that we must maintain a specified relationship between current assets and current liabilities. We are currently in compliance with the covenants in the revolving credit facility. Under the most restrictive of these covenants, at December 31, 1999, we could have borrowed the full $225.0 million available under the revolving credit facility.

  The unauthorized trading losses discovered in November 1999 resulted in a default of the covenants under PAA's credit facilities and significant short-term cash and letter of credit requirements. In December 1999, PAA executed amended credit facilities and obtained default waivers from all its lenders. PAA paid approximately $13.7 million in connection with the amended credit facilities.

  On May 8, 2000, PAA entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P., a subsidiary of PAA. PAA is a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. PAA entered into the credit agreements in order to:

  . refinance the existing bank debt of Plains Marketing, L.P. and Plains Scurlock Permian, L.P. in conjunction with the merger of these subsidiaries;
  .  refinance existing bank debt of All American Pipeline, L.P.;
  . repay to us $114.0 million plus accrued interest of subordinated debt, and . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

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

  . A $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The letter of credit facility is secured by substantially all of PAA's assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil which has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of PAA's current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. At closing, there were letters of credit of approximately $173.8 million and borrowings of approximately $20.3 million outstanding under this facility.

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

  PAA's bank credit agreements treat a change of control as an event of default and also require PAA to maintain:

  .  a current ratio (as defined) of 1.0 to 1.0;
  . a debt coverage ratio which is not greater that 4.0 to 1.0 for the period from March 31, 2000, to March 31, 2002, and subsequently 3.75 to 1.0;
  . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  A default under PAA's bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as PAA is in compliance with its bank credit agreements, they do not restrict its ability to make distributions of "available cash" as defined in its partnership agreement. PAA is currently in compliance with the covenants in its bank credit agreements. Under the most restrictive of these covenants, at May 8, 2000, PAA could have borrowed the full $400.0 million under its secured revolving credit facility.

 Contingencies

  Since our announcement in November 1999 of PAA's losses resulting from unauthorized trading by a former employee, numerous class action lawsuits have been filed against PAA, certain of its general partner's officers and directors and in some of these cases, its general partner and us alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court against PAA's general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to PAA and its unitholders by failing to monitor properly the activities of its traders. See Item 3. - "Legal Proceedings."

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

Outlook

  Our upstream activities are affected by changes in crude oil prices, which historically have been volatile. The benchmark NYMEX crude oil price of $25.60 per barrel at December 31, 1999 was more than double the $12.05 per barrel price at year-end 1998. Although we have routinely hedged a substantial portion of our crude oil production and intend to continue this practice, substantial future crude oil price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low crude oil prices could affect our ability to raise capital on favorable terms. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. In order to manage our exposure to commodity price risk, we have routinely hedged a portion of our crude oil production. For 2000, we have entered into various arrangements which provide for us to receive an average minimum NYMEX WTI price of $16.00 per barrel on 18,500 barrels of oil per day. Thus, based on our average fourth quarter 1999 crude oil production rate, these arrangements generally provide us with downside price protection for approximately 79% of our production. Approximately 10,000 barrels per day of the volumes hedged in 2000 will participate in price increases above the $16.00 per barrel floor price, subject to a ceiling limitation of $19.75 per barrel. For 2001, we have entered into various arrangements under which we will receive an average minimum NYMEX WTI price of approximately $19.00 per barrel on 12,000 barrels per day, which is equivalent to 51% of our fourth quarter 1999 crude oil production levels. Of these volumes, 100% have full market price participation up to $27.00 per barrel, 50% have price participation between $27.00 per barrel and $30.00 per barrel and 100% have full market price participation at prices above $30.00 per barrel. All of our NYMEX crude oil prices are before quality and location differentials. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel. Management intends to continue to maintain hedging arrangements for a significant portion of our production. Such contracts may expose us to the risk of financial loss in certain circumstances. See Item 1. - "Business -- Product Markets and Major Customers" and Item 7a. - "Quantitative and Qualitative Disclosures About Market Risk".

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

  A significant portion of the gross margin of PAA is derived from the Santa Ynez and Point Arguello fields located offshore California. Volumes received from the Santa Ynez and Point Arguello fields have declined from 92,000 and 60,000 average daily barrels, respectively, in 1995 to 59,000 and 20,000 average daily barrels, respectively, for the year ended December 31, 1999. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. As operator of Point Arguello, we are conducting additional drilling and other activities on this field, but we can not assure you that these activities will affect the production decline. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.6 million.

  As previously discussed, our future results will also be affected by (1) natural decline in our producing oil and natural gas properties, (2) decreased gross margin due to the sale of the segment of the All American Pipeline (3) declines in offshore California production transported on the All American Pipeline and (4) reduced lease gathering and bulk purchase volumes and increased expenses resulting from the unauthorized trading losses.

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

  Commodity Price Risk. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below (in millions):

                                                                        December 31,
                                          ----------------------------------------------------------------------------
                                                          1999                                    1998
                                          -------------------------------------     ----------------------------------
                                                                       10%                                    10%
                                                                     Adverse                                Adverse
                                                 Fair                 Price               Fair               Price
                                                 Value               Change               Value             Change
                                          -----------------     ---------------     ---------------    ---------------
     Crude oil:
       Futures contracts                  $             -      $         (2.8)      $         1.8      $        (0.3)
       Swaps and options contracts                  (22.0)               (6.2)               16.9               (4.3)


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

                                                             Expected Year of Maturity                                     Fair
                                   --------------------------------------------------------------------------------
                                           2000      2001      2002      2003       2004     Thereafter      Total         Value
                                   --------------------------------------------------------------------------------       -------
                                                                 (dollars in millions)
Liabilities:
  Short-term debt  - variable rate     $ 58.7     $   -     $    -      $   -      $     -      $     -      $ 58.7       $  58.7
    Average interest rate                8.74%                                                                 8.74%
  Long-term debt - variable rate         50.6       9.2       37.5       35.0        114.3        200.8       447.4         447.4
    Average interest rate                8.44%     7.70%      7.76%      7.64%        8.63%        8.17%       8.23%
  Long-term debt - fixed rate             0.5       0.5        0.5        0.5          0.5        275.0       277.5         268.1
    Average interest rate                8.00%     8.00%      8.00%      8.00%        8.00%       10.25%      10.23%
Redeemable Preferred Stock                  -         -          -          -            -            -     $ 138.8       $ 138.8

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the only persons who, to our knowledge, may be deemed to be beneficial owners, as of April 20, 2000 of more than 5% of the Company's Common Stock.

  ------------------------------------------------------------------------------------------------
                                                            Shares Beneficially      Percent of
  Beneficial Owner                                                  Owned               Class
  ------------------------------------------------------------------------------------------------
  Advisory Research, Inc and David B. Heller                    1,220,667 (1)            6.6%
  Two Prudential Plaza
  180 N. Stetson, Suite 5780
  Chicago, IL 60601
  ------------------------------------------------------------------------------------------------
  EnCap Energy Capital Fund III, L.P.                           3,693,203 (2)           17.0%
  EnCap Energy Capital Fund III-B, L.P.
  Energy Capital Investment Company PLC
  BOCP Energy Partners, L.P.
  1100 Louisiana St., Suite 3150
  Houston, TX 77002
  ------------------------------------------------------------------------------------------------
  FMR Corp                                                      1,038,400 (3)            5.8%
  82 Devonshire Street
  Boston, MA 02109
  ------------------------------------------------------------------------------------------------
  Arthur E. Hall and Hallco Inc.                                1,210,235 (4)            6.7%
  1726 Cedarwood Drive
  Minden, NV 89423
  ------------------------------------------------------------------------------------------------
  KAIM Non-Traditional L.P and Richard A. Kayne                 6,217,371 (5)           29.1%
  1800 Avenue of the Stars, Second Floor
  Los Angeles, CA 90067
  ------------------------------------------------------------------------------------------------
  Schroder Capital Management, Inc.                               954,600               5.31%
  787 Seventh Avenue - 34/th/ Floor
  New York, NY 10019
  ------------------------------------------------------------------------------------------------
  Shell Land & Energy Company and Shell Oil Company             1,082,000 (6)            5.7%
  One Shell Plaza
  Houston, TX 77002
  ------------------------------------------------------------------------------------------------
  State Street Research & Management Company                    1,804,258 (7)           10.0%
  One Financial Center, 30/th/ Floor
  Boston, MA 02111-2690
  ------------------------------------------------------------------------------------------------
  Strome Investment Management, L.P.,                           1,322,017 (8)            7.1%
  SSCO, Inc., and Mark E. Strome
  100 Wilshire Blvd., Suite 1500
  Santa Monica, CA 90401
  ------------------------------------------------------------------------------------------------

_______________

(1) As reported on Schedule 13G filed on February 11, 2000, Advisory Research, Inc. and David B. Heller have shared voting and dispositive power for these shares. Includes 569,667 shares of Common Stock issuable upon conversion of shares of Series G Cumulative Convertible Preferred Stock ("Series G Preferred Stock"). David B. Heller is President and the controlling shareholder of Advisory Research, Inc.
(2) Includes 1,774,836 shares issuable upon conversion of Series G Preferred Stock and 1,918,367 shares issuable upon conversion of Series F
     Cumulative Convertible Preferred Stock ("Series F Preferred Stock"). EnCap Investments L.L.C., a Delaware Corporation, serves as general partner for EnCap Energy Capital Fund III, L.P. and EnCap Energy Capital Fund III-B, L.P. In addition, EnCap Investments L.L.C. serves as Manager of BOCP
     Energy Partners, L.P. As such, EnCap Investments L.L.C. has sole discretion over investments made by these entities. The Managing Directors of EnCap Investments L.L.C. include Gary R. Petersen, Robert L. Zorich, D. Martin Phillips, and David B. Miller. Energy Capital Investment Company PLC has sole discretion over its own investments. The Board of Directors for Energy Capital Investment Company PLC consists of Peter Tudball (Chairman), Leo Deschuyteneer, Alan Henderson, James Ladner, Gary Petersen, and William Vanderfelt.
(3) As reported on Schedule 13G filed February 14, 2000, FMR Corp. has sole voting power for 156,400 shares and sole dispositive power for 1,038,400 shares. As reported on Schedule 13G filed February 14, 2000, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail
     Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.
(4)  Includes 58,570 shares issuable upon conversion of Series G Preferred
     Stock and 163,265 shares issuable upon conversion of Series F Preferred Stock. As reported on Schedule 13D filed on November 1, 1999, Valarian Associates, a Nevada limited partnership, Hallco, Inc., a Nevada corporation, A. E. Hall & Co. Money Purchase Plan (the "Plan") and Mr. Arthur E. Hall may be deemed to constitute a "group" within the meaning of
     Section 13(d)(3) of the Securities Exchange Act. Mr. Hall is (1) the sole general partner of Valarian, (2) the sole trustee and beneficiary of the Plan and (3) the President and controlling stockholder of Hallco.
(5) As reported on Schedule 13D/A filed on December 15, 1999, KAIM Non-Traditional LP ("KAIM N-T, LP") and Mr. Kayne have shared voting and dispositive power for 5,897,574 shares held by investment partnerships and managed accounts. Mr. Kayne has sole voting and dispositive power for 319,797 shares which he holds individually. Total includes 101,350 shares of Common Stock issuable upon the exercise of a warrant, and 2,173,373 and 1,126,531 shares issuable upon conversion of shares of Series G Preferred Stock and Series F Preferred Stock, respectively. As reported on Schedule 13D/A filed on December 15, 1999, Kayne Anderson Investment Management, Inc. ("KAIM, Inc."), a Nevada corporation, serves as general partner of KAIM N-T, L.P. It serves as general partner of and investment adviser to six investment funds named Arbco Associates, L.P., Kayne Anderson Non-Traditional Investments, L.P., Offense Group Associates, L.P. and Opportunity Associates, L.P., each a California limited partnership and Kayne Anderson Energy Fund, L.P., Kayne Anderson Target Return Fund (QP), L.P., each a Delaware limited partnership. KAIM N-T, LP also serves as investment adviser to other clients, including Kayne Anderson Offshore Limited, a British Virgin Islands corporation.
(6) Includes 932,000 shares issuable upon the conversion of Series D Cumulative Convertible Preferred Stock and 150,000 shares issuable upon the exercise of a warrant. As reported on Schedule 13D filed November 12, 1997, Shell Land & Energy Company, a Delaware corporation ("SLEC") is an indirect subsidiary of Shell Oil Company, a Delaware corporation ("Shell"). Shell is wholly-owned by Shell Petroleum Inc., a Delaware corporation, whose shares are directly or indirectly owned 60% by Royal Dutch Petroleum Company, The Hague, The Netherlands, and 40% by The "Shell" Transport and Trading Company, p.l.c., London, England. Royal Dutch Petroleum Company and The "Shell" Transport and Trading Company, p.l.c., are holding companies which together directly or indirectly own securities of companies of the Royal Dutch/Shell Group of Companies.
(7) As reported on Schedule 13G filed April 5, 2000, filed by State Street Research & Management Company. According to such report, State Street had sole dispositive power for 1,804,258 shares and the sole voting power for 1,667,958 shares. State Street advised that all such shares are owned by various clients.
(8) Includes 452,519 and 244,898 shares issuable upon conversion of shares of Series G Preferred Stock and Series F Preferred Stock, respectively. As reported on Schedule 13G filed on December 31, 1999, SSCO, Inc. is the sole general partner of Strome Investment Management, L.P. Mark E. Strome is the trustee of the trust that is the controlling shareholder of SSCO, Inc.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   See "Index to Consolidated Financial Statements" set forth on Page F-1.

(a) (3)  EXHIBITS


     2.1 Stock Purchase Agreement dated as of March 15, 1998, among Plains Resources Inc., Plains All American Inc. and Wingfoot Ventures Seven Inc. (incorporated by reference to Exhibit 2(b) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1997).
     3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
     3.2 Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
     3.3 Certificate of Designation, Preference and Rights of Series D Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
     3.4 Certificate of Designation, Preference and Rights of Series F Cumulative Convertible Preferred Stock.
     3.5 Certificate of Designation, Preference and Rights of Series G Cumulative Convertible Preferred Stock.
     4.1 Indenture dated as of March 15, 1996, among the Company, the Subsidiary Guarantors named therein and Texas Commerce Bank National Association, as Trustee for the Company's 10 1/4% Senior Subordinated Notes due 2006, Series A and Series B (incorporated by reference to Exhibit 4(b) to the Company's Form S-3 (Registration No. 333-1851)).
     4.2 Indenture dated as of July 21, 1997, among the Company, the Subsidiary Guarantors named therein and Texas Commerce Bank National Association, as Trustee for the Company's 10 1/4% Senior Subordinated Notes due 2006, Series C and Series D (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
     4.3     Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4 to the Company's Form S-1 Registration Statement
             (Reg. No. 33-33986)).
     4.4 Purchase Agreement for Stock Warrant dated May 16, 1994, between Plains Resources Inc. and Legacy Resources, Co., L.P. (incorporated by reference to Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994).
     4.5 Warrant dated November 12, 1997, to Shell Land & Energy Company for the purchase of 150,000 shares of Common Stock (incorporated by reference to Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).
     4.6 Indenture dated as of September 15, 1999, among Plains Resources Inc., the Subsidiary Guarantors named therein and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
     4.7 Registration Rights Agreement dated as of September 22, 1999, among Plains Resources Inc., the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc. and First Union Capital Markets Corp. (incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
     4.8 Stock Purchase Agreement dated as of December 15, 1999, among Plains Resources Inc. and the purchasers named therein.
     4.9 Amendment to Stock Purchase Agreement dated as of December 17, 1999, among Plains Resources Inc. and the purchasers named therein.
  **10.1 Employment Agreement dated as of March 1, 1993, between the Company and Greg L. Armstrong (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
  **10.2     The Company's 1991 Management Options (incorporated by reference to
             Exhibit 4.1 to the Company's Form S-8 Registration Statement
             (Reg. No. 33-43788)).
  **10.3 The Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (Reg. No. 33-48610)).
  **10.4 The Company's Amended and Restated 401(k) Plan (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
  **10.5 The Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 4 to the Company's Form S-8 Registration Statement
             (Reg. No. 333-06191)).

    **10.6   Stock Option Agreement dated August 27, 1996 between the Company and Greg L. Armstrong (incorporated by reference to Exhibit 10(l)
             to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996).
    **10.7   Stock Option Agreement dated August 27, 1996 between the Company and William C. Egg Jr. (incorporated by reference to Exhibit 10(m)
             to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1996).
    **10.8   First Amendment to the Company's 1992 Stock Incentive Plan
             (incorporated by reference to Exhibit 10(n) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1996).
    **10.9   Second Amendment to the Company's 1992 Stock Incentive Plan
             (incorporated by reference to Exhibit 10(b) to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             June 30, 1997).
      10.10  Fourth Amended and Restated Credit Agreement dated May 22,1998, among the Company and ING (U.S.) Capital Corporation, et. al.
             (incorporated by reference to Exhibit 10(y) to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             June 30, 1998)
    **10.11  First Amendment to Plains Resources Inc. 1996 Stock Incentive Plan
             dated May 21, 1998 (incorporated by reference to Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)
    **10.12  Third Amendment to Plains Resources Inc. 1992 Stock Incentive Plan
             dated May 21, 1998 (incorporated by reference to Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)
      10.13  First Amendment to Fourth Amended and Restated Credit Agreement
             dated as of November 17, 1998, among the Company and ING (U.S.)
             Capital Corporation, et. al. (incorporated by reference to
             Exhibit 10(m) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1998).
      10.14  Second Amendment to Fourth Amended and Restated Credit Agreement
             dated as of March 15, 1999, among the Company and ING (U.S.)
             Capital Corporation, et. al. (incorporated by reference to
             Exhibit 10(n) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1998).
    **10.15  Employment Agreement dated as of November 23, 1998, between Harry
             N. Pefanis and the Company (incorporated by reference to
             Exhibit 10(o) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1998).
      10.16  Purchase and Sale Agreement dated June 4, 1999, by and among the
             Company, Chevron U.S.A., Inc., and Chevron Pipe Line Company
             (incorporated by reference to Exhibit 10(h) to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             June 30, 1999).
      10.17  Third Amendment to Fourth Amended and Restated Credit Agreement
             dated June 21, 1999, among the Company and ING (U.S.) Capital
             Corporation, et. al. (incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).
      10.18  Second Amendment to Plains Resources 1996 Stock Incentive Plan
             dated May 20, 1999 (incorporated by reference to Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).
      10.19  Fourth Amendment to Fourth Amended and Restated Credit Agreement
             dated September 15, 1999, among the Company and First Union
             National Bank, et al. (incorporated by reference to Exhibit 10(q)
             to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
      10.20  Fifth Amendment to Fourth Amended and Restated Credit Agreement
             dated December 1, 1999, among the Company and First Union National
             Bank, et al.
      10.21  Contribution, Conveyance and Assumption Agreement among Plains All
             American Pipeline, L.P. and certain other parties dated as of
             November 23, 1998 (incorporated by reference to Exhibit 10.03 to
             Annual Report on Form 10-K for the Year Ended December 31, 1998 for
             Plains All American, L.P.).
      10.22  Plains All American Inc., 1998 Long-Term Incentive Plan
             (incorporated by reference to Exhibit 10.04 to Annual Report on
             Form 10-K for the Year Ended December 31, 1998 for Plains All
             American Pipeline, L.P.).
      10.23  Plains All American Inc., 1998 Management Incentive Plan Plains All
             American Inc., 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.05 to Annual Report on Form 10-K for the
             Year Ended December 31, 1998 for Plains All American Pipeline,
             L.P.).
      10.24  Crude Oil Marketing Agreement among Plains Resources Inc., Plains
             Illinois Inc., Stocker Resources, L.P., Calumet Florida, Inc. and
             Plains Marketing, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the
             Year Ended December 31, 1998 for Plains All American Pipeline,
             L.P.).
      10.25  Omnibus Agreement among Plains Resources Inc., Plains All American
             Pipeline, L.P., Plains Marketing, L.P., All American Pipeline,
             L.P., and Plains All American Inc. dated as of November 23, 1998
             (incorporated by reference to Exhibit 10.08 to Annual Report on
             Form 10-K for the Year Ended December 31, 1998 for Plains All
             American Pipeline, L.P.).
      10.26  Transportation Agreement dated July 30, 1993, between All American
             Pipeline Company and Exxon Company, U.S.A. (incorporated by reference to Exhibit 10.9 to Registration Statement, file No.
             333-64107 for Plains All American Pipeline, L.P.).
      10.27  Transportation Agreement dated August 2, 1993, between All American
             Pipeline Company and Texaco Trading and Transportation Inc.,
             Chevron U.S.A. and Sun Operating Limited Partnership (incorporated by reference to Exhibit 10.10 to Registration Statement, file No.
             333-64107 for Plains All American Pipeline, L.P.).
      10.28  Form of Transaction Grant Agreement (Payment on Vesting)
             (incorporated by reference to Exhibit 10.12 to Registration
             Statement, file No. 333-64107 for Plains All American Pipeline,
             L.P.).
      10.29  First Amendment to Contribution, Conveyance and Assumption
             Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the Year Ended
             December 31, 1998 for Plains All American Pipeline, L.P.).
      10.30  Agreement for Purchase and Sale of Membership Interest in Scurlock
             Permian LLC between Marathon Ashland LLC and Plains Marketing,
             L.P. dated as of March 17, 1999 (incorporated by reference to
             Exhibit
      10.31  Asset Sales Agreement between Chevron Pipe Line Company and Plains
             Marketing, L.P. dated as of April 16, 1999 (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q for the
             Quarter Ended March 31, 1999 for Plains All American Pipeline,
             L.P.).
    **10.32  Transaction Grant Agreement with Greg L. Armstrong (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1,
             file no. 333-86907 1999 for Plains All American Pipeline, L.P.).
      10.33  Pipeline Sale and Purchase Agreement dated January 31, 2000, among
             Plains All American Pipeline, L.P., All American Pipeline, L.P., El
             Paso Natural Gas Company and El Paso Pipeline Company (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the
             Year Ended December 31, 1999 for Plains All American Pipeline,
             L.P.).
      10.34  Credit Agreement [Letter of Credit and Hedged Inventory Facility]
             dated May 8, 2000, among Plains Marketing, L.P., All American
             Pipeline, L.P., Plains All American Pipeline, L.P. and Fleet
             National Bank and certain other lenders (incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q for Plains
             All American Pipeline, L.P. for the quarterly period ended March
             31, 2000).
      10.35  Credit Agreement [Revolving Credit Facility] dated May 8, 2000, among Plains Marketing, L.P., All American Pipeline, L.P., Plains
             All American Pipeline, L.P. and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.02 to the
             Quarterly Report on Form 10-Q for Plains All American Pipeline,
             L.P. for the quarterly period ended March 31, 2000).
      21.1   Subsidiaries of the Company.
     *23.1   Consent of PricewaterhouseCoopers LLP.
     *27.1   Financial Data Schedule for the year ended December 31, 1999.

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

                                    PLAINS RESOURCES INC.



Date:  January 18, 2001       By:  /s/ Phillip D. Kramer
                                 -------------------------------------------
                                 Phillip D. Kramer, Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Financial Officer)

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


PricewaterhouseCoopers LLP



Houston, Texas
March 29, 2000

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                           1999             1998
                                                                                        ----------       ----------
                                                                                                         (RESTATED)
                                              ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                               $   68,228       $    6,544
Accounts receivable and other                                                              521,948          130,402
Inventory                                                                                   40,478           42,520
Assets held for sale (Note 6)                                                              141,486                -
                                                                                        ----------       ----------
Total current assets                                                                       772,140          179,466
                                                                                        ----------       ----------

PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method
  Subject to amortization                                                                  671,928          596,203
  Not subject to amortization                                                               52,031           54,545
Crude oil pipeline, gathering and terminal assets                                          458,502          378,254
Other property and equipment                                                                 7,706            8,606
                                                                                        ----------       ----------

                                                                                         1,190,167        1,037,608

Less allowance for depreciation, depletion and amortization                               (402,514)        (375,882)
                                                                                        ----------       ----------
                                                                                           787,653          661,726
                                                                                        ----------       ----------
OTHER ASSETS                                                                               129,767          131,646
                                                                                        ----------       ----------
                                                                                        $1,689,560       $  972,838
                                                                                        ==========       ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                          $  546,393       $  190,246
Notes payable and other current obligations                                                109,880           10,261
                                                                                        ----------       ----------
Total current liabilities                                                                  656,273          200,507

BANK DEBT                                                                                  137,300           52,000
BANK DEBT OF A SUBSIDIARY                                                                  259,450          175,000
SUBORDINATED DEBT                                                                          277,909          202,427
OTHER LONG-TERM DEBT                                                                         2,044            2,556
OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                            21,107           10,253
                                                                                        ----------       ----------
                                                                                         1,354,083          642,743
                                                                                        ----------       ----------
COMMITMENTS AND CONTINGENCIES (NOTE 16)

MINORITY INTEREST                                                                          156,045          172,438
                                                                                        ----------       ----------
CUMULATIVE CONVERTIBLE PREFERRED STOCK,
  STATED AT LIQUIDATION PREFERENCE                                                         138,813           88,487
                                                                                        ----------       ----------

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

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------------------
                                                                                1999                  1998                   1997
                                                                        ----------------      -----------------      --------------
                                                                                                   (RESTATED)
REVENUES
Oil and natural gas sales                                                     $  116,223             $  102,754          $ 109,403
Marketing, transportation, storage and terminalling revenues                   4,626,467              1,129,689            752,522
Gain on PAA unit offerings                                                         9,787                 60,815                  -
Gain on sale of linefill                                                          16,457                      -                  -
Interest and other income                                                          1,237                    834                319
                                                                              ----------             ----------          ---------
                                                                               4,770,171              1,294,092            862,244
                                                                              ----------             ----------          ---------

EXPENSES
Production expenses                                                               55,645                 50,827             45,486
Marketing, transportation, storage and terminalling expenses                   4,518,777              1,091,328            740,042
Unauthorized trading losses and related expenses (Note 3)                        166,440                  7,100                  -
General and administrative                                                        31,402                 10,778              8,340
Depreciation, depletion and amortization                                          36,998                 31,020             23,778
Reduction in carrying cost of oil and natural gas properties                           -                173,874                  -
Interest expense                                                                  46,378                 35,730             22,012
                                                                              ----------             ----------          ---------

                                                                               4,855,640              1,400,657            839,658
                                                                              ----------             ----------          ---------

Income (loss) before income taxes,
  minority interest and extraordinary item                                       (85,469)              (106,565)            22,586
Minority interest                                                                (40,203)                   786                  -
                                                                              ----------             ----------          ---------

Income (loss) before income taxes and extraordinary item                         (45,266)              (107,351)            22,586
Income tax expense (benefit):
  Current                                                                             (7)                   862                352
  Deferred                                                                       (20,472)               (45,867)             7,975
                                                                              ----------             ----------          ---------

Income (loss) before extraordinary item                                          (24,787)               (62,346)            14,259
Extraordinary item, net of tax benefit
  and minority interest (Note 12)                                                   (544)                     -                  -
                                                                              ----------             ----------          ---------

NET INCOME (LOSS)                                                                (25,331)               (62,346)            14,259
Less:  cumulative preferred stock dividends                                       10,026                  4,762                163
                                                                              ----------             ----------          ---------
NET INCOME (LOSS) AVAILABLE TO
    COMMON STOCKHOLDERS                                                       $  (35,357)            $  (67,108)         $  14,096
                                                                              ==========             ==========          =========
Basic earnings per share:
  Income (loss) before extraordinary item                                     $    (2.02)            $    (3.99)         $    0.85
  Extraordinary item                                                               (0.03)                     -                  -
                                                                              ----------             ----------          ---------
  Net income (loss)                                                           $    (2.05)            $    (3.99)         $    0.85
                                                                              ==========             ==========          =========

Diluted earnings per share:
  Income (loss) before extraordinary item                                     $    (2.02)            $    (3.99)         $    0.77
  Extraordinary item                                                               (0.03)                     -                  -
                                                                              ----------             ----------          ---------
  Net income (loss)                                                           $    (2.05)            $    (3.99)         $    0.77
                                                                              ==========             ==========          =========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------------
                                                                              1999                   1998                   1997
                                                                        ----------------      -----------------      -------------
                                                                                                   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                             $  (25,331)            $  (62,346)         $  14,259
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                        36,998                 31,020             23,778
  Reduction in carrying costs of oil and natural gas properties                        -                173,874                  -
  Noncash gain (Notes 4 and 6)                                                   (26,244)               (70,037)                 -
  Minority interest in income of a subsidiary                                    (40,203)                   786                  -
  Deferred income taxes                                                          (20,472)               (45,867)             7,975
  Noncash compensation expense                                                     1,013                      -                  -
  Other noncash items                                                                (61)                    90                221
Change in assets and liabilities from operating activities:
  Accounts receivable and other                                                 (226,438)                24,084             (9,390)
  Inventory                                                                       33,930                (19,057)           (18,239)
  Pipeline linefill                                                                   (3)                (3,904)                 -
  Accounts payable and other current liabilities                                 171,974                  8,987             11,703
  Other long-term liabilities                                                     18,873                      -                  -
                                                                              ----------             ----------          ---------
Net cash provided by (used in) operating activities                              (75,964)                37,630             30,307
                                                                              ----------             ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for midstream acquisitions (Note 6)                                    (176,918)              (394,026)                 -
Payment for crude oil pipeline, gathering and terminal assets                    (12,507)                (8,131)              (923)
Proceeds from the sale of oil and natural gas properties                               -                    131              2,667
Payment for acquisition, exploration and developments costs                      (77,899)               (80,318)          (105,646)
Payment for additions to other property and assets                                (2,472)                (1,078)            (3,732)
Proceeds from sale of pipeline linefill (Note 6)                                   3,400                      -                  -
                                                                              ----------             ----------          ---------
Net cash used in investing activities                                           (266,396)              (483,422)          (107,634)
                                                                              ----------             ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                     744,971                570,560            266,905
Proceeds from short-term debt                                                    131,119                 31,750             39,000
Proceeds from sale of capital stock, options and warrants                          5,542                    828              1,104
Proceeds from issuance of preferred stock                                         50,000                 85,000                  -
Proceeds from issuance of common units, net (Note 4)                              50,759                241,690                  -
Principal payments of long-term debt                                            (449,332)              (423,560)          (207,011)
Principal payments of short-term debt                                            (82,150)               (40,000)           (21,000)
Costs incurred in connection
  with financing arrangements                                                    (19,448)               (13,075)                 -
Preferred stock dividends                                                         (4,245)                     -                  -
Distributions to unitholders                                                     (22,201)                     -                  -
Other                                                                               (971)                (4,571)              (474)
                                                                              ----------             ----------          ---------
Net cash provided by financing activities                                        404,044                448,622             78,524
                                                                              ----------             ----------          ---------
Net increase in cash and cash equivalents                                         61,684                  2,830              1,197
Cash and cash equivalents, beginning of year                                       6,544                  3,714              2,517
                                                                              ----------             ----------          ---------
Cash and cash equivalents, end of year                                        $   68,228             $    6,544          $   3,714
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

                             PLAINS RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

 Organization

  We are an independent energy company that is engaged in two related lines of business within the energy sector industry. Our first line of business, which we refer to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. Our second line of business, which we refer to as "midstream", is engaged in the marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". We conduct this second line of business through our majority ownership in Plains All American Pipeline, L.P. ("PAA"). Our upstream crude oil and natural gas activities are focused in California (in the Los Angeles Basin, the Arroyo Grande Field, and the Mt. Poso Field), offshore California (in the Point Arguello Field), the Sunniland Trend of South Florida and the Illinois Basin in southern Illinois. Our midstream activities are concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

 Basis of Consolidation and Presentation

  The consolidated financial statements include the accounts of Plains Resources Inc., our wholly-owned subsidiaries and PAA in which we have an approximate 54% ownership interest, Plains All American Inc., one of our wholly owned subsidiaries, serves as PAA's sole general partner. For financial statement purposes, the assets, liabilities and earnings of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest. All significant intercompany transactions have been eliminated. We have restated 1999 marketing, transportation, storage and terminalling revenues and expenses to appropriately reflect certain transactions between the upstream and midstream lines of business. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

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

  Inventory consists of the following:


                                         DECEMBER 31,
                                 ---------------------------
                                   1999               1998
                                 -------             -------
                                        (IN THOUSANDS)

Crude oil                        $35,664             $37,702
Materials and supplies             4,814               4,818
                                 -------             -------
                                 $40,478             $42,520
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
                                           ========    ========

  Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the "effective interest" method. Debt issue costs at December 31, 1999 include approximately $13.7 million paid in the fourth quarter of 1999 to amend PAA's credit facilities as a result of defaults caused by unauthorized trading losses (see Note 3).

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

  Revenue Recognition. Gathering and marketing revenues are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to us, which typically occurs upon our receipt of the product. Terminalling and storage revenues are recognized at the time service is performed. Revenues for the transportation of crude oil are recognized based upon regulated and non-regulated tariff rates and the related transported volumes. Crude oil exchanges whereby like volumes are purchased and sold with the same customers with little effect on gross margin are reflected net and included in marketing, transportation, storage and terminalling expenses. We recognize oil and gas revenue from our interests in producing wells as oil and gas is produced and sold from those wells.

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

  The summarized restated results for the periods ended and financial position as of March 31, June 30, September 30, 1999 and December 31, 1998 are as follows (in thousands, except per shared data) (unaudited):

                                                                                    RESTATED
                                                  --------------------------------------------------------------------------------
                                                     THREE             PERIOD ENDED            PERIOD ENDED
                                                     MONTHS           JUNE 30, 1999          SEPTEMBER 30, 1999          YEAR
                                                     ENDED        ----------------------   -----------------------       ENDED
                                                    MARCH 31,      THREE         SIX         THREE         NINE       DECEMBER 31,
                                                      1999         MONTHS       MONTHS       MONTHS       MONTHS          1998
                                                  ------------    --------    ----------   ----------   ----------    ------------
OPERATIONS STATEMENT DATA:

Revenues                                               $476,971   $887,277    $1,364,248   $1,133,519   $2,497,767     $1,294,092
Operating profit (loss)                                   7,638     17,966        25,604      (21,624)       3,980        144,837
Net income  (loss)                                       (5,161)    (3,116)       (8,277)     (20,047)     (28,324)       (62,346)
Basic and diluted EPS                                     (0.45)     (0.33)        (0.78)       (1.30)       (2.09)         (3.99)

BALANCE SHEET DATA:

Current assets                                         $193,752               $  425,119                $  539,296     $  179,466
Current liabilities                                     215,879                  474,017                   642,767        200,507
Minority interest                                       166,647                  162,276                   132,869        172,438
Non-redeemable preferred stock, common stock
  and other stockholders' equity                         65,908                   60,983                    46,050         69,170

CASH FLOW DATA:

Net cash provided by operating activities              $  4,017               $   25,742                $    7,868     $        -


  The summarized previously reported results for the periods ended and financial position as of March 31, June 30, September 30, 1999 and December 31, 1998 are as follows (in thousands, except per share data) (unaudited):


                                                                                 PREVIOUSLY REPORTED
                                                  --------------------------------------------------------------------------------
                                                     THREE             PERIOD ENDED            PERIOD ENDED
                                                     MONTHS           JUNE 30, 1999          SEPTEMBER 30, 1999          YEAR
                                                     ENDED        ----------------------   -----------------------       ENDED
                                                    MARCH 31,      THREE         SIX         THREE          NINE       DECEMBER 31,
                                                      1999         MONTHS       MONTHS       MONTHS        MONTHS         1998
                                                  ------------    --------    ----------   ----------     --------    ------------
STATEMENT OF OPERATIONS DATA:

Revenues                                               $476,971   $887,277    $1,364,248   $1,266,519   $2,630,767     $1,294,092
Operating profit                                         29,012     39,193        68,205       50,602      118,807        151,937
Net income                                                2,566      4,565         7,131        7,050       14,181        (58,554)
Basic EPS                                                  0.01       0.12           0.14        0.26         0.40          (3.77)
Diluted EPS                                                0.01       0.11           0.13        0.24         0.37          (3.77)

BALANCE SHEET DATA:

Current assets                                         $193,921               $  425,045                $  539,198     $  179,466
Current liabilities                                     194,674                  431,342                   527,842        193,407
Minority interest                                       175,756                  180,340                   179,659        173,461
Non-redeemable preferred stock, common stock
  and other stockholders' equity                         73,635                   76,391                    88,555         72,962

CASH FLOW DATA:

Net cash provided by operating activities              $  3,848               $   25,816                $    7,966     $        -

  Below is the summarized restated and previously reported results for the three and nine months ending September 30, 1998.


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30, 1998      SEPTEMBER 30, 1998
                                  ----------------------  ---------------------
                                              PREVIOUSLY             PREVIOUSLY
                                   RESTATED    REPORTED    RESTATED   REPORTED
                                  ----------  ----------  ---------- ----------
STATEMENT OF OPERATIONS DATA:

Revenues                           $393,719     $393,719    $776,732   $776,732
Operating profit                     20,111       27,111      55,968     62,968
Net income (loss)                    (1,442)       3,625       1,407      6,474
Basis EPS                             (0.19)        0.11       (0.06)      0.24
Diluted EPS                           (0.19)        0.10       (0.05)      0.22


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

  During 1998, we recognized a pre-tax gain of approximately $60.8 million (approximately $37.1 million after-tax) in connection with the formation of PAA. The gain is the result of an increase in the book value of our equity in PAA to reflect our proportionate share of the underlying net assets of PAA due to the sale of units in the initial public offering. The formation related expenses consist primarily of amounts due to certain key employees in connection with the successful formation of PAA, debt prepayment penalties and legal fees.
  In May 1999, PAA sold to the general partner 1.3 million Class B common units of PAA for a total cash consideration of $25.0 million, or $19.25 per unit, the price equal to the market value of PAA's common units on May 12, 1999, in connection with the Scurlock acquisition (see Note 6).

  In October 1999, PAA completed a public offering of an additional 2,990,000 common units representing limited partner interests, at $18.00 per unit. Net proceeds to PAA from the offering, including our general partner contribution of $0.5 million, were approximately $51.3 million after deducting underwriters' discounts and commissions and offering expenses of approximately $3.1 million. These proceeds were used to reduce outstanding debt. We recognized a pre-tax gain of $9.8 million ($6.0 million after-tax) in connection with the offering as a result of an increase in the book value of our equity in PAA, as discussed above. We held approximate interests of 59% and 54% before and after PAA's secondary offering, respectively.

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
                                                                    ========

 Pro Forma Results for the Scurlock Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net loss and basic and diluted net loss per share as if the Scurlock acquisition, which was effective May 1, 1999, had occurred on January 1, 1998 (in thousands, except per share data):


                                        YEAR ENDED DECEMBER 31,
                                        ----------------------
                                          1999           1998
                                        ---------   ----------
                                                    (RESTATED)

        Revenues                       $5,153,046   $2,529,558
                                       ==========   ==========
        Net loss                       $  (27,147)  $  (69,682)
                                       ==========   ==========
        Net loss per share available
         to common stockholders:
           Basic and diluted           $    (2.15)  $    (4.43)
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

 All American Pipeline Linefill Sale and Asset Disposition

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, Plains Marketing, L.P., one of

PAA's subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear in July 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of linefill. As of December 31, 1999, we had delivered approximately
1.8 million barrels of linefill and recognized a gain of $16.5 million. The amount of crude oil linefill for sale at December 31, 1999 was $37.9 million and is included in assets held for sale on the consolidated balance sheet.

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
                                               --------
                                               $275,000
                                               ========

  The Series A & B 10.25% Notes were issued in 1996 at 99.38% of par to yield 10.35%. The Series C & D 10.25% Notes were issued in 1997 at approximately 107% of par. Proceeds from the sale of the Series C & D 10.25% Notes, net of offering costs, were approximately $53.0 million and were used to reduce the balance on our revolving credit facility.

  The Series E 10.25% Notes were issued in September 1999 pursuant to a Rule 144A private placement at approximately 101% of par. Proceeds from the sale of the Series E 10.25% Notes, net of offering costs, were approximately $74.6 million and were used to reduce the balance on our revolving credit facility.

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

NOTE 8 - REDEEMABLE PREFERRED STOCK

 Liquidation Preference

  All series of our cumulative convertible preferred stock are stated at liquidation preference on the consolidated balance sheet. Liquidation preference represents the number of shares outstanding, which includes cumulative noncash dividends, multiplied by the stated value of the shares. Any unpaid cash dividends are accrued in accounts payable and other current liabilities on the consolidated balance sheet. We have no current intention of redeeming the cumulative preferred stock before its mandatory redemption date. However, we review our capital structure regularly and may redeem shares of our preferred stock if future conditions warrant.

 Series E and Series G Cumulative Convertible Preferred Stock

  On July 29, 1998, we sold in a private placement 170,000 shares of our Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") for $85.0 million. Each share of the Series E Preferred Stock has a stated value of $500 per share and bears a dividend of 9.5% per annum. Dividends are payable semi-annually in either cash or additional shares of Series E Preferred Stock at our option and are cumulative from the date of issue. Each share of Series E Preferred Stock is convertible into 27.78 shares of common stock (an initial effective conversion price of $18.00 per share) and in certain circumstances may be converted at our option into common stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. The Series E Preferred Stock is redeemable at our option at 105% of stated value through December 31, 2003 and at par thereafter. If not previously redeemed or converted, the Series E Preferred Stock is required to be redeemed in 2012. Proceeds from the Series E preferred Stock were used to fund a portion of our capital contribution to Plains All American Inc. to acquire the Celeron Companies (see Note 6). At December 31, 1999, these were 177,626 shares outstanding.

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

  On March 22, 2000, our Board of Directors declared a cash dividend on our Series G Preferred Stock, which is payable on April 3, 2000 to holders of record on March 23, 2000. The dividend amount of $4,219,000 is for the period of October 1, 1999 through March 31, 2000.

 Series F Cumulative Convertible Preferred Stock

  On December 14, 1999, we sold in a private placement 50,000 shares of our Series F Cumulative Convertible Preferred Stock (the "Series F Preferred Stock") for $50.0 million. Each share of the Series F Preferred Stock has a stated value of $1,000 per share and bears a dividend of 10% per annum. Dividends are payable semi-annually in either cash or additional shares of Series F Preferred Stock at our option and are cumulative from the date of issue. Dividends paid in additional shares of Series F Preferred Stock are limited to an aggregate of six dividend periods. Each share of Series F Preferred Stock is convertible into
81.63 shares of common stock (an initial effective conversion price of $12.25 per share) and in certain circumstances may be converted at our option into common stock if the average trading price for any sixty-day trading period is equal to or greater than $21.60 per share. After December 15, 2003, the Series F Preferred Stock is redeemable at our option at 110% of stated value through December 15, 2004 and at declining amounts thereafter. If not previously redeemed or converted, the Series F Preferred Stock is required to be redeemed in 2007. At December 31, 1999, there were 50,000 shares outstanding.

  Proceeds from the Series F Preferred Stock were advanced to PAA in connection with the unauthorized trading losses through the issuance of $114.0 million of subordinated debt, due not later than November 30, 2005 (see Note 3). On March 22, our Board of Directors declared a cash dividend on our Series F Preferred Stock, which is payable on April 3, 2000 to holders of record on March 23, 2000. The dividend amount of approximately $1.5 million is for the period December 15, 1999 (the date of original issuance) through March 31, 2000.

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

  On March 22, 2000, our Board of Directors declared a cash dividend on our Series D Preferred stock, which is payable on April 3, 2000 to holders of record on March 23, 2000. The dividend amount of $350,000 is for the period January 1, 2000 through March 31, 2000.

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
                                                           ========                =======




   At December 31, 1999, we have a net deferred tax asset of $69.0 million, primarily attributable to net operating loss ("NOL") carryforwards. The minimum amount of future taxable income necessary to utilize the NOL carryforwards is $229.3 million. Based on current levels of pre-tax income, excluding nonrecurring items, management believes that it is more likely than not that we will generate taxable income from operations sufficient to realize the deferred tax asset.

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

NOTE 12 -- EXTRAORDINARY ITEM

   For the year ended December 31, 1999, we recognized a $1.5 million extraordinary loss ($0.5 million net of minority interest of $0.7 million and deferred tax benefit of $0.3 million) related to the early extinguishment of debt. The loss is related to the reduction of the Plains Scurlock term loan facility with proceeds from PAA's 1999 public offering and the restructuring of PAA's letter of credit and borrowing facility as a result of the unauthorized trading losses (see Note 3 and 7).

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

   We recognized noncash compensation expense of approximately $1.0 million for the year ended December 31, 1999 related to the transaction grants which vested in 1999. This amount is included in general and administrative expense on the Consolidated Statements of Operations.


NOTE 14 -- BENEFIT PLANS

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
                                                    ================     ================     ================

  Summarized information of our retirement plan for the periods indicated is as follows (in thousands):

                                                                                December 31,
                                                                        ----------------------------
                                                                           1999             1998
                                                                        -----------     ------------
     Change in benefit obligation:
       Benefit obligation at beginning of year                          $  1,280           $  1,041
       Service cost                                                          109                 97
       Interest cost                                                          83                 74
       Actuarial (gains) losses                                             (239)                68
                                                                        --------           --------
       Benefit obligation at end of year                                $  1,233           $  1,280
                                                                        ========           ========

     Amounts recognized in the consolidated balance sheets:
       Projected benefit obligation for service rendered to date        $  1,233           $  1,280
       Plan assets at fair value                                               -                  -
                                                                        --------           --------
       Fair value of plan assets in excess of benefit obligation          (1,233)            (1,280)
       Unrecognized (gain) loss                                              (34)               211
       Unrecognized prior service costs                                      545                582
       Adjustment to recognize minimum liability                            (512)              (582)
                                                                        --------           --------
       Net amount recognized                                            $ (1,234)          $ (1,069)
                                                                        ========           ========


  The weighted-average discount rate used in determining the projected benefit obligation was 7.8% and 6.5% for the years ended December 31, 1999 and 1998.

  We also maintain a 401(k) defined contribution plan whereby we match 100% of an employee's contribution (subject to certain limitations in the plan), with matching contribution being made 50% in cash and 50% in common stock (the number of shares for the stock match being based on the market value of the common stock at the time the shares are granted). For the years ended December 31, 1999, 1998 and 1997, defined contribution plan expense was $1.0 million, $0.5 million and $0.4 million, respectively.

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

  A summary of the status of our stock options as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates are presented below:

                                             1999                       1998                       1997
                                   -------------------------  -------------------------    -------------------------
                                                  WEIGHTED                    WEIGHTED                    WEIGHTED
                                                   AVERAGE                     AVERAGE                     AVERAGE
                                     SHARES       EXERCISE       SHARES       EXERCISE      SHARES        EXERCISE
Fixed Options                         (000)         PRICE         (000)         PRICE        (000)          PRICE
-------------                      ----------   ------------  -----------   -----------    ---------  --------------
 Outstanding at beginning
   of year                              2,749         $10.53        2,614         $ 9.50       2,435          $ 8.56
 Granted                                  237          15.09          333          16.62         384           14.33
 Exercised                               (158)          7.94         (179)          6.71        (163)           6.80
 Forfeited                                (17)          9.93          (19)         11.36         (42)           9.82
                                      -------                      ------                     ------
 Outstanding at end of year             2,811         $11.06        2,749         $10.53       2,614          $ 9.50
                                      =======                      ======                     ======
 Options exercisable at
   year-end                             1,836         $ 9.50        1,646         $ 8.53       1,494          $ 7.24
                                      =======                     =======                     ======
 Weighted-average fair
   value of options granted
   during the year                     $ 5.40                      $ 4.93                     $ 4.53

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

  The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Crude oil futures contracts permit settlement by delivery of the crude oil and, therefore, are not financial instruments, as defined. The carrying amounts and fair values of our other financial instruments are as follows (in thousands):

                                                                                                DECEMBER 31,
                                                                      -------------------------------------------------------------
                                                                                     1999                            1998
                                                                      --------------------------------  ---------------------------
                                                                           CARRYING           FAIR         CARRYING          FAIR
                                                                            AMOUNT           VALUE          AMOUNT          VALUE
                                                                      ----------------   -------------  ------------   ------------

Long-Term Debt:
  Bank debt                                                                  $396,750       $396,750        $227,000       $227,000
  Subordinated debt                                                           277,909        268,125         202,427        202,000
  Other long-term debt                                                          2,044          2,044           2,556          2,556
  Redeemable Preferred Stock                                                  138,813        138,813          88,487         88,487
OFF BALANCE SHEET FINANCIAL INFORMATION:
  Unrealized gain (loss) on crude oil swap  and collar agreements (1)               -        (22,048)              -         16,870
  Unrealized gain (loss) on interest rate swap and collar agreements                -          1,048               -         (3,253)


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

  Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. Almost all of our reserve base (approximately 94% of year-end 1999 reserve volumes) is comprised of crude oil properties that are sensitive to crude oil price volatility.

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
                                                                                     ===========     ==========     =========


 Results of Operations for Oil and Gas Producing Activities

  The results of operations from oil and gas producing activities excludes non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax (expense) or benefit was determined by applying the statutory rates to pretax operating results.

                                                                                     Year Ended December 31,
                                                                         ------------------------------------------------
                                                                              1999              1998             1997
                                                                         --------------   ---------------   -------------
Revenues from oil and gas producing activities                            $  116,223        $  102,754       $  109,403
Production costs                                                             (55,645)          (50,827)         (45,486)
Depreciation, depletion and amortization                                     (36,998)          (31,020)         (23,778)
Reduction in carrying cost of oil and natural gas properties                       -          (173,874)               -
Income tax (expense) benefit                                                  (9,196)           59,657          (15,654)
                                                                          ----------        ----------       ----------
Results of operations from producing activities
 (excluding corporate overhead and interest costs)                        $   14,384        $  (93,310)      $   24,485
                                                                          ==========        ==========       ==========


NOTE 21--QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table shows summary financial data for 1999 and 1998 (in thousands, except per share data):

                                 FIRST           SECOND            THIRD            FOURTH
                                QUARTER          QUARTER          QUARTER           QUARTER              TOTAL
                           ---------------   --------------   --------------    -------------      ---------------
1999(1)
------
Revenues                        $476,971         $887,277        $1,133,519        $2,262,617           $4,760,384 (2)
Operating profit (loss)            7,638           17,966           (21,624)           15,542               19,522 (2)
Net income (loss)                 (5,161)          (3,116)          (20,047)            2,993              (25,331)
Basic and diluted EPS              (0.45)           (0.33)            (1.30)             0.02                (2.05)

1998(1)
--------
Revenues                        $193,572         $189,441        $  393,719        $  456,545 (2)       $1,233,277 (2)
Operating profit                  17,534           18,323            20,111            28,054 (2)           84,022 (2)
Net income (loss)                  1,431            1,418            (1,442)          (63,753)             (62,346)
Basic EPS                           0.07             0.07             (0.19)            (3.92)               (3.99)
Diluted EPS                         0.06             0.06             (0.19)            (3.92)               (3.99)

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


(IN THOUSANDS)                                                  UPSTREAM        MIDSTREAM          CORPORATE        TOTAL
----------------------------------------------------------------------------------------------------------------------------
                                                                                (RESTATED)                        (RESTATED)
1999
Revenues:
 External customers                                            $ 116,223        $4,626,467         $     -        $4,742,690
 Intersegment (a)                                                      -            75,454               -            75,454
 Linefill gain                                                         -            16,457               -            16,457
 Interest and other income                                           241            10,783               -            11,024
                                                              -----------     -------------      ----------      ------------
   Total revenues of reportable segments                       $ 116,464        $4,729,161         $     -        $4,845,625
                                                              ===========      ============       =========      ============
 Segment gross margin(b)                                       $  60,578        $  (58,750)        $     -        $    1,828
 Segment gross profit(c)                                          53,275           (82,349)           (500)          (29,574)
 Segment income (loss) before income taxes
  and extraordinary item                                           9,738           (93,601)         (1,606)          (85,469)
 Interest expense                                                 23,586            21,686           1,106            46,378
 Depreciation, depletion and amortization                         19,586            17,412               -            36,998
 Income tax expense (benefit)                                      1,635            18,844               -            20,479
 Capital expenditures                                             77,899           189,286               -           267,185
 Assets                                                          445,921         1,243,639               -         1,689,560
----------------------------------------------------------------------------------------------------------------------------
 1998
 Revenues:
  External customers                                           $ 102,754        $1,129,689         $     -        $1,232,443
  Intersegment (a)                                                     -               119               -               119
  Interest and other income                                          250               584               -               834
                                                              -----------     -------------      ----------      ------------
   Total revenues of reportable segments                       $ 103,004        $1,130,392         $     -        $1,233,396
                                                              ===========      ============       =========      ============
 Segment gross margin(b) (d)                                   $  51,927        $   31,261         $     -        $   83,188
 Segment gross profit(c) (d)                                      46,446            25,964               -            72,410
 Segment income(loss) before income taxes
  and extraordinary item(d)                                     (175,926)            8,546               -          (167,380)
 Interest expense                                                 23,099            12,631               -            35,730
 Depreciation, depletion and amortization                        199,523             5,371               -           204,894
 Income tax expense (benefit)                                    (33,732)          (11,273)              -           (45,005)
 Capital expenditures                                            100,935           405,508               -           506,443
 Assets                                                          365,652           607,186               -           972,838
----------------------------------------------------------------------------------------------------------------------------
 1997
 Revenues:
  External customers                                           $ 109,403        $  752,522         $     -        $  861,925
  Intersegment (a)                                                     -                 -               -                 -
  Interest and other income                                          181               138               -               319
                                                              -----------     -------------      ----------      ------------
    Total revenues of reportable segments                      $ 109,584        $  752,660         $     -        $  862,244
                                                              ===========      ============       =========      ============
 Segment gross margin(b)                                       $  63,917        $   12,480         $     -        $   76,397
 Segment gross profit(c)                                          59,106             8,951               -            68,057
 Segment income before income taxes and
  extraordinary item                                              19,178             3,408               -            22,586
 Interest expense                                                 17,496             4,516               -            22,012
 Depreciation, depletion and amortization                         22,613             1,165               -            23,778
 Income tax expense (benefit)                                      7,059             1,268               -             8,327
 Capital expenditures                                            127,378             5,381               -           132,759
 Assets                                                          407,200           149,619               -           556,819
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

  The following table reconciles segment revenues to amounts reported in our financial statements:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                          1999               1998               1997
                                                      -----------        -----------        ----------
Revenues of reportable segments                       $ 4,845,625        $ 1,233,396        $  862,244
Intersegment                                              (75,454)              (119)                -
Net gain recorded upon the formation of PAA
   not allocated to reportable segments                         -             60,815                 -
                                                      -----------        -----------        ----------
Total company revenues                                $ 4,770,171        $ 1,294,092        $  862,244
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

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
DECEMBER 31, 1999

                                                                Guarantor    Nonguarantor    Intercompany
                                                    Parent     Subsidiaries  Subsidiaries    Eliminations   Consolidated
                                                  -----------  ------------ --------------- --------------- --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $ 9,241       $ 5,134        $ 53,853      $        -       $ 68,228
Accounts receivable and other                          1,808        11,221         508,919               -        521,948
Inventory                                                  -         5,652          34,826               -         40,478
Assets held for sale                                       -             -         141,486               -        141,486
                                                  -----------  ------------ --------------- --------------- --------------
Total current assets                                  11,049        22,007         739,084               -        772,140
                                                  -----------  ------------ --------------- --------------- --------------

PROPERTY AND EQUIPMENT                               235,158       494,279         460,730               -      1,190,167
Less allowance for depreciation,
     depletion and amortization                     (215,463)     (120,016)        (11,649)        (55,386)      (402,514)
                                                  -----------  ------------ --------------- --------------- --------------
                                                      19,695       374,263         449,081         (55,386)       787,653
                                                  -----------  ------------ --------------- --------------- --------------
INVESTMENTS IN SUBSIDIARIES AND
     INTERCOMPANY ADVANCES                           440,115      (224,598)        (45,683)       (169,834)             -
OTHER ASSETS                                          40,337        14,752          74,678               -        129,767
                                                  -----------  ------------ --------------- --------------- --------------
                                                   $ 511,196     $ 186,424     $ 1,217,160      $ (225,220)   $ 1,689,560
                                                  ===========  ============ =============== =============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities      $ 23,700      $ 35,457       $ 487,212      $       24      $ 546,393
Notes payable and other current obligations                -           511         109,369               -        109,880
                                                  -----------  ------------ --------------- --------------- --------------
Total current liabilities                             23,700        35,968         596,581              24        656,273

BANK DEBT                                            137,300             -               -               -        137,300
BANK DEBT OF A SUBSIDIARY                                  -             -         259,450               -        259,450
SUBORDINATED DEBT                                    277,909             -               -               -        277,909
OTHER LONG-TERM DEBT                                       -         2,044         105,000        (105,000)         2,044
OTHER LONG-TERM LIABILITIES                            1,954             -          19,153               -         21,107
                                                  -----------  ------------ --------------- --------------- --------------
                                                     440,863        38,012         980,184        (104,976)     1,354,083
                                                  -----------  ------------ --------------- --------------- --------------

MINORITY INTEREST                                    (70,037)            -         226,082               -        156,045
                                                  -----------  ------------ --------------- --------------- --------------

SERIES E, F AND G CUMULATIVE
CONVERTIBLE PREFERRED STOCK,
STATED AT LIQUIDATION PREFERENCE                     138,813             -               -               -        138,813
                                                  -----------  ------------ --------------- --------------- --------------

NON-REDEEMABLE PREFERRED STOCK,
     COMMON STOCK AND
     OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock       23,300             -               -               -         23,300
Common Stock                                           1,792            78               -             (78)         1,792
Additional paid-in capital                           130,027         3,952          43,261         (47,213)       130,027
Retained earnings (accumulated deficit)             (153,562)      144,382         (32,367)        (72,953)      (114,500)
                                                  -----------  ------------ --------------- --------------- --------------
                                                       1,557       148,412          10,894        (120,244)        40,619
                                                  -----------  ------------ --------------- --------------- --------------

                                                   $ 511,196     $ 186,424     $ 1,217,160      $ (225,220)   $ 1,689,560
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
                                              =============  ============= =============== =============== ==============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (in thousands)
YEAR ENDED DECEMBER 31, 1999



                                                                    Guarantor   Nonguarantor   Intercompany
                                                        Parent     Subsidiaries Subsidiaries   Eliminations   Consolidated
                                                      ------------ ------------ -------------  ------------- --------------
                                                                                                 (RESTATED)    (RESTATED)
REVENUES
Crude oil and natural gas sales                         $       -    $ 114,736     $        -       $ 1,487     $  116,223
Marketing, transportation, storage and terminalling             -            -      4,701,921       (75,454)     4,626,467
Gain on PAA unit offering                                       -            -          9,787             -          9,787
Gain on sale of linefill                                                     -         16,457             -         16,457
Interest and other income                                     699           89            996          (547)         1,237
                                                      ------------ ------------ -------------  ------------- --------------
                                                              699      114,825      4,729,161       (74,514)     4,770,171
                                                      ------------ ------------ -------------  ------------- --------------
EXPENSES
Production expenses                                             -       55,645              -             -         55,645
Marketing, transportation, storage and terminalling             -            -      4,592,744       (73,967)     4,518,777
Unauthorized trading loss and related expenses                  -            -        166,440                      166,440
General and administrative                                  2,311        5,492         23,599             -         31,402
Depreciation, depletion and amortization                    2,096       17,490         17,412             -         36,998
Interest expense                                            6,994       18,851         21,080          (547)        46,378
                                                      ------------ ------------ -------------  ------------- --------------
                                                           11,401       97,478      4,821,275       (74,514)     4,855,640
                                                      ------------ ------------ -------------  ------------- --------------
Income (loss) before income taxes, minority interest
  minority interest and extraordinary item                (10,702)      17,347        (92,114)            -        (85,469)
Minority interest                                               -            -        (40,203)            -        (40,203)
                                                      ------------ ------------ -------------  ------------- --------------

Income (loss) before income taxes                         (10,702)      17,347        (51,911)            -        (45,266)
Income tax expense (benefit):
  Current                                                    (338)           -            331             -             (7)
  Deferred                                                  3,457       (4,754)       (19,175)            -        (20,472)
                                                      ------------ ------------ -------------  ------------- --------------

Income (loss) before extraordinary item                   (13,821)      22,101        (33,067)            -        (24,787)
Extraordinary item, net of tax benefit
  and minority interest                                         -            -           (544)            -           (544)
                                                      ------------ ------------ -------------  ------------- --------------

NET INCOME (LOSS)                                         (13,821)      22,101        (33,611)            -        (25,331)
Less:  cumulative preferred stock dividends                10,026            -              -             -         10,026
                                                      ------------ ------------ -------------  ------------- --------------

NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                                $ (23,847)   $  22,101     $  (33,611)      $     -     $  (35,357)
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
                                                    ===========  ============ ==============  ============  ==============


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)
YEAR ENDED DECEMBER 31, 1999



                                                                 Guarantor     Nonguarantor   Intercompany
                                                      Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ----------- -------------  -------------- -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $(13,821)     $ 22,101       $ (33,611)     $      -       $ (25,331)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion, and amortization              2,096        17,490          17,412             -          36,998
  Noncash gains (Note 4 and 6)                               -             -         (26,244)            -         (26,244)
  Minority interest in income of a subsidiary                -             -         (40,203)            -         (40,203)
  Deferred income tax                                    3,457        (4,754)        (19,175)            -         (20,472)
  Noncash compensation expense                               -             -           1,013             -           1,013
  Other noncash items                                   (1,108)            -           1,047             -             (61)
Change in assets and liabilities resulting from                                                                         -
 operating activities:                                                                                                  -
  Accounts receivable and other                           (970)       (1,287)       (224,181)            -        (226,438)
  Inventory                                                  -          (842)         34,772             -          33,930
  Pipeline linefill                                          -             -              (3)            -              (3)
  Accounts payable and other current liabilities         5,275         2,169         164,530             -         171,974
  Other long-term liabilities                                -             -          18,873             -          18,873
                                                    ----------- -------------  -------------- -------------  --------------
NET CASH FLOWS PROVIDED BY
(USED IN) OPERATING ACTIVITIES                          (5,071)       34,877        (105,770)            -         (75,964)
                                                    ----------- -------------  -------------- -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for midstream acquisitions (See Note 6)             -             -        (176,918)            -        (176,918)
Payments for crude oil pipeline, gathering                                                                               -
 and terminal assets                                         -             -         (12,507)            -         (12,507)
Payments for acquisition, exploration,                                                                                   -
 and development costs                                  (3,793)      (74,106)              -             -         (77,899)
Payments for additions to other property and assets       (267)       (2,137)            (68)            -          (2,472)
Proceeds from sale of pipeline linefill                      -             -           3,400             -           3,400
                                                    ----------- -------------  -------------- -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                   (4,060)      (76,243)       (186,093)            -        (266,396)
                                                    ----------- -------------  -------------- -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                  (194,902)       46,306         148,396           200               -
Proceeds from long-term debt                           341,250             -         403,721             -         744,971
Proceeds from short-term debt                                -             -         131,119             -         131,119
Proceeds from sale of capital stock,                                                                                     -
 options and warrants                                    5,542             -               -             -           5,542
Proceeds from issuance of preferred stock               50,000             -               -             -          50,000
Proceeds from issuance of common units (Note 4)        (25,000)            -          75,759             -          50,759
Principal payments of long-term debt                  (180,711)            -        (268,621)            -        (449,332)
Principal payments of short-term debt                        -             -         (82,150)            -         (82,150)
Costs incurred in connection with                                                                                        -
 financing arrangements                                 (2,205)            -         (17,243)            -         (19,448)
Preferred stock dividends                               (4,245)            -               -             -          (4,245)
Distribution to unitholders                             29,472             -         (51,673)            -         (22,201)
Other                                                     (971)            -               -             -            (971)
                                                    ----------- -------------  -------------- -------------  --------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                    18,230        46,306         339,308           200         404,044
                                                    ----------- -------------  -------------- -------------  --------------
Net increase in cash and cash equivalents                9,099         4,940          47,445           200          61,684
Cash and cash equivalents, beginning of period             142           194           6,408          (200)          6,544
                                                    ----------- -------------  -------------- -------------  --------------
Cash and cash equivalents, end of period               $ 9,241       $ 5,134        $ 53,853      $      -        $ 68,228
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
