Form 10-Q/A
period 2000-03-31
PLAINS RESOURCES INC
filed 2001-01-18
CIK 350426

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


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

                         PLAINS RESOURCES INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)

                                                                  March 31,         December 31,
                                                                     2000               1999
                                                                ---------------    ---------------
                                                                 (unaudited)
                 ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $    17,626       $    68,228
Accounts receivable and other                                          525,612           521,948
Inventory                                                               59,649            40,478
Assets held for sale (Note 4)                                              -             141,486
                                                                   -----------       -----------
Total current assets                                                   602,887           772,140
                                                                   -----------       -----------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method
  Subject to amortization                                              686,152           671,928
  Not subject to amortization                                           53,140            52,031
Crude oil pipeline, gathering and terminal assets                      460,698           458,502
Other property and equipment                                             6,455             7,706
                                                                   -----------       -----------
                                                                     1,206,445         1,190,167
Less allowance for depreciation, depletion and amortization           (410,591)         (402,514)
                                                                   -----------       -----------
                                                                       795,854           787,653
                                                                   -----------       -----------
OTHER ASSETS                                                           105,324           129,767
                                                                    -----------       -----------
                                                                   $ 1,504,065       $ 1,689,560
                                                                   ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                     $   541,604       $   546,393
Notes payable and other current obligations                                511           109,880
                                                                   -----------       -----------
Total current liabilities                                              542,115           656,273
BANK DEBT                                                              135,800           137,300
BANK DEBT OF A SUBSIDIARY                                              159,100           259,450
SUBORDINATED DEBT                                                      277,822           277,909
OTHER LONG-TERM DEBT                                                     2,044             2,044
OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                        14,533            21,107
                                                                   -----------       -----------
                                                                     1,131,414         1,354,083
                                                                   -----------       -----------
MINORITY INTEREST                                                      176,580           156,045
                                                                   -----------       -----------
CUMULATIVE CONVERTIBLE PREFERRED STOCK,
 STATED AT LIQUIDATION PREFERENCE                                      138,813           138,813
                                                                   -----------       -----------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
 AND OTHER STOCKHOLDERS' EQUITY

Series D Cumulative Convertible Preferred Stock, $1.00 par value,
 46,600 shares authorized, issued and outstanding,                      23,300            23,300
Common Stock, $0.10 par value, 50,000,000 shares authorized;
 issued and outstanding 17,951,856 and 17,924,050 shares at
 March 31, 2000 and December 31, 1999, respectively                      1,795             1,792
Additional paid-in capital                                             130,268           130,027
Accumulated deficit                                                    (98,105)         (114,500)
                                                                   -----------       -----------
                                                                        57,258            40,619
                                                                   -----------       -----------
                                                                   $ 1,504,065       $ 1,689,560
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

                         PLAINS RESOURCES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)
                                      (unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                                2000           1999
                                                            -------------  -------------
                                                              (restated)    (restated)
REVENUES
Oil and natural gas sales                                    $    33,292     $  21,142
Marketing, transportation, storage and terminalling
 revenues                                                        953,647       455,760
Gain on sale of assets (Note 4)                                   48,188             -
Interest and other income                                          4,814            69
                                                             -----------     ---------
                                                               1,039,941       476,971
                                                             -----------     ---------
EXPENSES
Production expenses                                               15,495        11,563
Marketing, transportation, storage and terminalling expenses     917,485       436,565
Unauthorized trading losses and related expenses (Note 3)              -        21,205
General and administrative                                        11,081         4,062
Depreciation, depletion and amortization                          15,212         7,170
Interest expense                                                  15,874         8,753
                                                             -----------     ---------
                                                                 975,147       489,318
                                                             -----------     ---------
Income (loss) before income taxes,
 minority interest and extraordinary item                         64,794       (12,347)
Minority interest                                                 29,584        (4,289)
                                                             -----------     ---------
Income (loss) before income taxes and extraordinary item          35,210        (8,058)
Deferred income tax expense (benefit)                             13,732        (2,897)
                                                             -----------     ---------
Income (loss) before extraordinary item                           21,478        (5,161)
Extraordinary item, net of tax benefit
 and minority interest                                            (1,365)           -
                                                             -----------     ---------
NET INCOME (LOSS)                                                 20,113        (5,161)
Less:  cumulative preferred stock dividends                        3,718         2,361
                                                             -----------     ---------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS           $    16,395     $  (7,522)
                                                             ===========     =========
Basic earnings (loss) per share:
  Income (loss) before extraordinary item                    $      0.99     $   (0.45)
  Extraordinary item                                               (0.08)            -
                                                             -----------     ---------
Net income (loss)                                            $      0.91     $   (0.45)
                                                             ===========     =========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary item                    $      0.73     $   (0.45)
  Extraordinary item                                               (0.05)            -
                                                             -----------     ---------
  Net income (loss)                                          $      0.68     $   (0.45)
                                                             ===========     =========


                    See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2000           1999
                                                           -------------  --------------
                                                                            (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                            $  20,113        $ (5,161)
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                      15,212           7,170
  Gain on sale of assets (Note 4)                              (48,188)
  Minority interest in income of a subsidiary                   27,677          (4,289)
  Deferred income taxes                                         12,859          (2,897)
  Noncash compensation expense                                     131               -
  Other noncash items                                           (3,965)            390
Change in assets and liabilities from operating activities:
  Accounts receivable and other                                (28,711)        (36,485)
  Inventory                                                    (19,312)         13,863
  Pipeline linefill                                                -            (2,490)
  Accounts payable and other current liabilities               (11,966)         33,747
                                                             ---------        --------
Net cash provided by (used in) operating activities            (36,150)          3,848
                                                             ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES

Payments for crude oil pipeline, gathering and terminal
 assets                                                         (2,198)         (2,702)
Payments for acquisition, exploration and development
 costs                                                         (12,764)        (27,936)
Payments for additions to other property and assets               (137)           (532)
Proceeds from sale of assets (Note 4)                          219,100               -
                                                             ---------        --------
Net cash provided by (used in) investing activities            204,001         (31,170)
                                                             ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                    66,100          78,300
Proceeds from short-term debt                                   20,000           4,250
Principal payments of long-term debt                          (192,100)        (47,500)
Principal payments of short-term debt                         (105,219)         (9,900)
Distributions to unitholders of subsidiary                      (7,234)         (2,525)
Other                                                              -              (958)
                                                             ---------        --------
Net cash provided by (used in) financing activities           (218,453)         21,667
                                                             ---------        --------
Net decrease in cash and cash equivalents                      (50,602)         (5,655)
Cash and cash equivalents, beginning of period                  68,228           6,544
                                                             ---------        --------
Cash and cash equivalents, end of period                     $  17,626        $    889
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

  The accompanying consolidated financial statements and related notes present our consolidated financial position as of March 31, 2000 and December 31, 1999 and the results of our operations and cash flows for the three months ended March 31, 2000 and 1999. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to our Form 10-K/A for the year ended December 31, 1999, filed with the SEC.

  The adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results for the three months ended March 31, 2000 are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to the prior period to conform to the current period presentation. We have restated 2000 marketing, transportation, storage and terminalling revenues and expenses to appropriately reflect certain transactions between the upstream and midstream lines of business. We evaluate the capitalized costs of our oil and natural gas properties on an ongoing basis and have utilized the most recently available information to estimate our reserves at March 31, 2000, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

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

NOTE 2 -- INVENTORY AND OTHER ASSETS

  Inventory consists of the following (in thousands):

                                        March 31,        December 31,
                                          2000               1999
                                        ---------        ------------
                Crude oil               $54,887            $35,664
                Materials and supplies    4,762              4,814
                                        -------            -------
                                        $59,649            $40,478
                                        =======            =======

  Other assets consist of the following (in thousands):

                                        March 31,       December 31,
                                          2000              1999
                                        ---------       ------------
        Pipeline linefill               $ 17,633        $ 17,633
        Deferred tax asset                54,515          67,366
        Land                               8,853           8,853
        Debt issue costs                  27,981          35,101
        Other                             11,600          10,965
                                        --------        --------
                                         120,582         139,918
        Accumulated amortization         (15,258)        (10,151)
                                        --------        --------
                                        $105,324        $129,767
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
                                          ========     ======    ======     ========      ======   ========

NOTE 7 -- EXTRAORDINARY ITEM

  During the quarter ended March 31, 2000, we recognized an extraordinary loss of $1.4 million (net of minority interest and deferred taxes of $2.7 million) related to the early extinguishment of debt. The loss is related to the permanent reduction of the All American Pipeline, L.P. term loan facility with proceeds from the sale of the segment of the All American Pipeline (see Note
4).

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

(in thousands) (unaudited)                                      Upstream       Midstream         Total
-----------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2000 (restated)
Revenues:
  External Customers                                              $ 33,292       $ 953,647     $   986,939
  Intersegment (a)                                                       -          45,671          45,671
  Gain on sale of assets                                                 -          48,188          48,188
  Other income (expense)                                            (2,696)          7,510           4,814
                                                                  --------     -----------     -----------
    Total revenues of reportable segments                         $ 30,596     $ 1,055,016     $ 1,085,612
                                                                  ========     ===========     ===========
Segment gross margin (b)                                          $ 17,797        $ 36,162        $ 53,959
Segment gross profit (c)                                            15,367          27,511          42,878
Segment income before income taxes,
 minority interest and extraordinary item                              769          64,025          64,794
Total assets                                                       423,604       1,080,461       1,504,065
-----------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 1999 (restated)
Revenues:
  External Customers                                              $ 21,142       $ 455,760       $ 476,902
  Intersegment (a)                                                       -             327             327
  Interest income                                                      (28)             97              69
                                                                  --------       ---------       ---------
    Total revenues of reportable segments                         $ 21,114       $ 456,184       $ 477,298
                                                                  ========       =========       =========
Segment gross margin (b)                                           $ 9,579        $ (2,010)        $ 7,569
Segment gross profit (c)                                             7,968          (4,461)          3,507
Segment loss before income taxes and
 minority interest                                                  (1,959)        (10,388)        (12,347)
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
                                                   =========     =========      ==========       =========     ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
THREE MONTHS ENDED MARCH 31, 2000

                                                                    Guarantor   Nonguarantor  Intercompany
                                                        Parent     Subsidiaries Subsidiaries  Eliminations   Consolidated
                                                        --------   ------------ ------------  ------------   ------------
                                                                                                (restated)     (restated)
REVENUES
Oil and natural gas sales                                 $     -     $ 32,901      $       -       $   391     $   33,292
Marketing, transportation, storage and terminalling             -            -        999,319       (45,672)       953,647
Gain on sale of assets                                          -            -         48,188             -         48,188
Interest and other income (loss)                             (582)          42          7,510        (2,156)         4,814
                                                          -------      -------      ---------        ------      ---------
                                                             (582)      32,943      1,055,017       (47,437)     1,039,941
                                                          -------      -------      ---------        ------      ---------
EXPENSES
Production expenses                                             -       15,495              -             -         15,495
Marketing, transportation, storage and terminalling             -            -        962,766       (45,281)       917,485
General and administrative                                    502        1,928          8,651             -         11,081
Depreciation, depletion and amortization                      814        4,226         10,172             -         15,212
Interest expense                                            3,817        5,200          9,013        (2,156)        15,874
                                                          -------      -------      ---------        ------      ---------
                                                            5,133       26,849        990,602       (47,437)       975,147
                                                          -------      -------      ---------        ------      ---------
Income (loss) before income taxes,
 minority interest and extraordinary item                  (5,715)       6,094         64,415             -         64,794
Minority interest                                               -            -         29,584             -         29,584
                                                          -------      -------      ---------        ------      ---------
Income (loss) before income taxes                          (5,715)       6,094         34,831             -         35,210
Deferred income tax expense (benefit)                      (1,429)       1,577         13,584             -         13,732
                                                          -------      -------      ---------        ------      ---------
Income (loss) before extraordinary item                    (4,286)       4,517         21,247             -         21,478
Extraordinary item, net of tax benefit
 and minority interest                                          -            -         (1,365)            -         (1,365)
                                                          -------      -------      ---------        ------      ---------
NET INCOME (LOSS)                                          (4,286)       4,517         19,882             -         20,113
Less:  cumulative preferred stock dividends                 3,718            -              -             -          3,718
                                                          -------      -------      ---------        ------      ---------
 NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                                  $(8,004)     $ 4,517      $  19,882        $    -      $  16,395
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
                                                          =======      =======       ========      ========       ========


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) THREE MONTHS ENDED MARCH 31, 2000

                                                                      Guarantor     Nonguarantor    Intercompany
                                                       Parent       Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                       ----------   -------------   -------------   ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $ (4,286)        $ 4,517        $ 19,882    $        -       $  20,113
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion, and amortization                   814           4,226          10,172             -          15,212
  Gain on sale of assets (Note 4)                               -               -         (48,188)            -         (48,188)
  Minority interest in income of a subsidiary                   -               -          27,677             -          27,677
  Deferred income tax                                      (1,429)          1,577          12,711             -          12,859
  Noncash compensation expense                                  -               -             131             -             131
  Other noncash items                                        (873)              -          (3,092)            -          (3,965)
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                            (5,112)         (5,624)        (17,975)            -         (28,711)
  Inventory                                                     -          (1,149)        (18,163)            -         (19,312)
  Accounts payable and other current liabilities           (4,771)          2,666          (9,861)            -         (11,966)
                                                         --------         -------       ---------    -----------      ---------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                           (15,657)          6,213         (26,706)            -         (36,150)
                                                         --------         -------       ---------    -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for crude oil pipeline, gathering
and terminal assets                                             -               -          (2,198)            -          (2,198)
Payments for acquisition, exploration,
and development costs                                        (339)        (12,425)              -             -         (12,764)
Payments for additions to other property and assets           (78)            (59)              -             -            (137)
Proceeds from sale of assets (Note 4)                           -               -         219,100             -         219,100
                                                         --------         -------       ---------    -----------      ---------
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                              (417)        (12,484)        216,902             -         204,001
                                                         --------         -------       ---------    -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                       10,445           1,449         (11,894)            -               -
Proceeds from long-term debt                               54,100               -          12,000             -          66,100
Proceeds from short-term debt                                   -               -          20,000             -          20,000
Principal payments of long-term debt                      (55,600)              -        (136,500)            -        (192,100)
Principal payments of short-term debt                           -               -        (105,219)            -        (105,219)
Distribution to unitholders                                 3,950               -         (11,184)            -          (7,234)
                                                         --------         -------       ---------    -----------      ---------
NET CASH PROVIDED BY
 (USED IN) FINANCING ACTIVITIES                            12,895           1,449        (232,797)            -        (218,453)
                                                         --------         -------       ---------    -----------      ---------
Net decrease in cash and cash equivalents                  (3,179)         (4,822)        (42,601)            -         (50,602)
Cash and cash equivalents, beginning of period              9,241           5,134          53,853             -          68,228
                                                         --------         -------       ---------    -----------      ---------
Cash and cash equivalents, end of period                 $  6,062         $   312       $  11,252    $        -       $  17,626
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
                                                         ========      ========      ========     ===========        ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  We are an independent energy company that is engaged in two related lines of business within the energy sector industry. Our first line of business, which we refer to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. Our second line of business, which we refer to as "midstream", is engaged in the marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". We conduct this second line of business through or majority ownership in Plains All American Pipeline, L.P. ("PAA"). For financial statement purposes, the assets, liabilities and earnings of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest. Our upstream crude oil and natural gas activities are focused in California (in the Los Angeles Basin, the Arroyo Grande Field, and the Mt. Poso Field), offshore California (in the Point Arguello Field), the Sunniland Trend of South Florida and the Illinois Basin in southern Illinois. Our midstream activities are concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.




UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $154.9 million of the unauthorized trading loss was recognized in 1999, with approximately $21.2 million of this amount recognized in the first quarter of 1999. As a result, we have previously restated our 1999 financial information.

RESULTS OF OPERATIONS

  For the three months ended March 31, 2000, we reported net income of $20.1 million, or $0.91 per common share ($0.68 per share diluted) on total revenue of $1.1 billion, as compared with a net loss of $5.2 million, or $0.45 per share on total revenue of $477.0 million in the first quarter of 1999. Results for the three months ended March 31, 2000 and 1999 include the following unusual or nonrecurring items:

  2000

  . a $28.1 million gain on the sale of crude oil linefill that was sold in
    2000;
  . a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
  . $6.8 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt;
  . $3.7 million of previously deferred losses on interest rate swap terminations recognized due to the early extinguishment of debt;
  . $0.9 million gain recognized upon the transfer of 69,444 of our units in PAA to employees of the general partner upon the vesting of transaction unit grants;
  . an extraordinary loss of $1.4 million related to the early extinguishment of debt (net of minority interest and tax benefit), and . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999.

  1999
  . $21.2 million of unauthorized trading losses and . restructuring expenses of $0.4 million.

  Excluding the nonrecurring items we would have reported net income of approximately $8.4 million and $2.6 million for the three months ended March 31, 2000 and 1999, respectively. Adjusted EBITDA increased 77% in 2000 to $43.8 million from the $24.8 million reported in the first quarter of 1999. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, depletion and amortization and the nonrecurring items discussed above. Cash flow from operations (net income before noncash items) was $23.8 million and $11.8 million for the first quarters of 2000 and 1999, respectively. Cash flow from operations also excludes the nonrecurring items discussed above.

  Oil and natural gas sales. Oil and natural gas sales were $33.3 million for the first quarter of 2000, an approximate 57% increase from the 1999 first quarter amount of $21.1 million due to higher product prices and increased production volumes which contributed approximately $9.4 million and $2.8 million to the increase, respectively.

  Marketing, transportation, storage and terminalling revenues. Marketing, transportation, storage and terminalling revenues increased to $953.6 million for the first quarter of 2000, an approximate 109% increase from the 1999 first quarter amount of $455.8 million. The increase was primarily due to an increase in tariff and lease gathering volumes resulting from the Scurlock and West Texas Gathering System acquisitions in mid 1999 and higher crude oil prices. The NYMEX benchmark benchmark WTI crude oil price averaged $28.77 per barrel during the first quarter of 2000 compared to $13.06 per barrel in the comparable quarter of 1999.

  Production expenses. Total production expenses increased to $15.5 million from $11.6 million in the first quarter of 1999 primarily due to increased production volumes resulting from our acquisition and exploitation activities.

  Marketing, transportation, storage and terminalling expenses. Marketing, transportation, storage and terminalling expenses increased to $917.5 million in the first quarter of 2000 compared to $436.6 million in the same quarter of 1999. The increase was primarily due to an increase in tariff and lease gathering volumes resulting from the Scurlock and West Texas Gathering System acquisitions in mid 1999 and higher crude oil prices.

  General and administrative. General and administrative expenses were $11.1 million for the first quarter of 2000 compared to $4.1 million for the first quarter of 1999. Our upstream and midstream activities accounted for approximately $0.8 million and $6.2 million, respectively, of the increase from 1999 to 2000.

  Depreciation, depletion and amortization. Primarily as a result of the aforementioned midstream acquisitions and increased upstream production levels, total depreciation, depletion and amortization expense ("DD&A") for the first quarter of 2000 was $15.2 million as compared to $7.2 million for the first quarter of 1999. In addition, during the quarter, we amortized $4.6 million associated with facilities put in place during the fourth quarter of 1999 due to the unauthorized trading losses. These amounts will not be carried forward into future quarters.

  Interest expense. Interest expense for the first quarter of 2000 was $15.9 million, an increase of $7.1 million over last year's first quarter. The increase is primarily due to (1) interest associated with the debt incurred for the Scurlock acquisition and West Texas Gathering system acquisition during (2) increased PAA debt levels as well as interest rates as a result of the unauthorized trading losses and (3) increased borrowings related to our acquisition, exploitation, development and exploration activities. Capitalized interest was approximately $1.0 million for each of the quarters ended March 31, 2000 and 1999. Based on current interest rate and debt levels, we estimate that second quarter interest expense will be approximately $3.0 million lower than the first quarter of this year.

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

  Deferred swap gain and loss recognition. On March 24, 2000, the All American Pipeline, L.P. term loan facility was permanently reduced with the proceeds from the sale of the segment of the All American Pipeline. As a result, a proportionate amount of unamortized interest rate swap gains and losses of approximately $6.8 million and $3.7 million, respectively, were recognized in the first quarter of 2000 and is included in interest and other income.

  Transaction grant gain. Upon the transfer of 69,444 of our units in PAA to employees of the general partner, a gain of $0.9 million was recognized which represented the difference between the market price on the date of vesting and the our basis in the units.

  Extraordinary item. The extraordinary item of $1.4 million (net of minority interest and deferred tax of $2.7 million) relates to the write off of debt issue costs associated with the permanent reduction of the All American Pipeline, L.P. term loan facility.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $21.2 million in the first quarter of 1999 as a result of unauthorized trading by a former employee.

  Restructuring charge. A $0.4 million restructuring charge, primarily associated with personnel reduction was incurred by PAA in the first quarter of 1999. Approximately $0.1 million is included in marketing, transportation, storage and terminalling expenses and approximately $0.3 million are included in general and administrative expenses.

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

  Our average product price was $15.61 per BOE, up 39% as compared to the 1999 first quarter average wellhead price of $11.21 per BOE. Our product price represents a combination of fixed and floating price sales arrangements typically tied to a benchmark price index and subjected to discounts for location and quality differentials. The price index is the NYMEX benchmark WTI crude oil price, which averaged $28.77 per barrel during the first quarter of 2000, approximately 120% above the $13.06 per barrel amount in the prior year quarter. Our average product prices also include the effects of hedging transactions such as financial swap and collar arrangements and futures transactions. These transactions had the effect of decreasing our average price by $8.13 per BOE in the first quarter of 2000 and increasing our average price by $2.21 per BOE in the first quarter of 1999. We maintained hedges on approximately 83% and 45% of our crude oil production in the first quarter of 2000 and 1999, respectively.

  Upstream unit gross margin (well-head revenue less production expenses) for the first quarter of 2000 was $8.35 per BOE, a 64% increase as compared to $5.08 per BOE reported for the first quarter of 1999.

Average until production expenses averaged $7.26 per BOE for the first quarter of 2000, an approximate 18% increase over the 1999 first quarter average of $6.13 per BOE.

  Unit general and administrative expenses increased to $1.14 per BOE in the first quarter of 2000, compared to $0.85 per BOE in the prior year comparative quarter. Total upstream general and administrative expense was $2.4 million during the first quarter of 2000 compared to $1.6 million in the first quarter of 1999. The increase is primarily attributable to increased personnel costs ($0.2 million) and increased legal and consulting expenses ($0.2 million).

  Total upstream DD&A was $5.1 million in the first quarter of 2000, compared to $4.3 million in the first quarter of 1999. On a per unit basis, DD&A was $2.21 for the first quarter of 2000 compared to $2.10 in the 1999 comparative quarter.

Midstream Results

  Gross margin from our midstream activities was $36.2 million in the first quarter compared to $19.2 million (excluding the unauthorized trading losses) in the first quarter of 1999. An analysis of these results is discussed below.

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

  The margin between revenue and direct cost of crude oil purchased was $5.1 million for the quarter ended March 31, 2000 compared to $5.0 million for the prior year first quarter. Pipeline tariff revenues were approximately $11.3 million for the first quarter of 2000 compared to approximately $13.1 million for the same period in 1999. Pipeline operations and maintenance expenses were approximately $3.5 million for the first quarter of 2000 compared to $6.1 million for the first quarter of 1999 primarily due to the sale of the All American Pipeline segment.

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

  General and administrative expenses were $8.7 million for the quarter ended March 31, 2000, compared to $2.5 million for the first quarter in 1999. The increase in 2000 is primarily due to the Scurlock acquisition in May 1999 ($4.0 million) and consulting fees related to the trading loss investigation and assistance in review and implementation of enhanced controls and the resulting increase in activity and increased consulting and legal expenses as a result of the unauthorized trading losses.

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

  As in common with most merchant activities, our ability to generate a profit on our midstream margin activities is not tied to the absolute level of crude oil prices but is generated by the difference between the price paid and other costs incurred in the purchase of crude oil and the price at which we sell crude oil. The gross margin generated by tariff activities depends on the volumes transported on the pipeline and the level of the tariff charged, as well as the fixed and variable costs of operating the pipeline. These operations are affected by overall levels of supply and demand for crude oil.

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

  Commodity Price Risk. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below (in millions):

                                      March 31, 2000      December 31, 1999
                                    -------------------- --------------------
                                              Effect of             Effect of
                                                 10%                  10%
                                      Fair      Price      Fair      Price
                                     Value     Change      Value     Change
                                    --------- ---------- ---------- ---------
Crude oil :
  Futures contracts                   $  6.4    $ 3.1     $    -     $(2.8)
  Swaps and options contracts          (26.0)    (6.0)     (22.0)     (6.2)

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


                                   PLAINS RESOURCES INC.



Date:  January 18, 2001            By: /s/ Cynthia A. Feeback
                                       -----------------------------------------
                                       Cynthia A. Feeback, Vice President -
                                       Accounting and Assistant Treasurer
                                       (Principal Accounting Officer)