Form 10-Q/A
period 2000-06-30
PLAINS RESOURCES INC
filed 2001-01-18
CIK 350426

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

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                      ----------------------      --------------------------
                                                        2000          1999           2000            1999
                                                      --------      --------      ----------      ----------
                                                      (RESTATED)    (RESTATED)    (RESTATED)      (RESTATED)
REVENUES
Oil and natural gas sales                             $ 37,290      $ 25,189      $   70,582      $   46,331
Marketing, transportation, storage
  and terminalling revenues                            690,235       861,850       1,643,882       1,317,610
Gain on sale of assets (Note 4)                              -             -          48,188               -
Interest and other income                                1,775           238           6,589             307
                                                      --------      --------      ----------      ----------
                                                       729,300       887,277       1,769,241       1,364,248
                                                      --------      --------      ----------      ----------
EXPENSES
Production expenses                                     15,183        12,100          30,678          23,663
Marketing, transportation, storage
  and terminalling expenses                            657,887       835,741       1,575,372       1,272,306
Unauthorized trading losses
  and related expenses (Note 3)                              -        21,470               -          42,675
General and administrative                              10,514         7,655          21,595          11,717
Depreciation, depletion and amortization                10,084         8,275          25,296          15,445
Interest expense                                        12,943        10,764          28,817          19,517
                                                      --------      --------      ----------      ----------
                                                       706,611       896,005       1,681,758       1,385,323
                                                      --------      --------      ----------      ----------
Income (loss) before income taxes,
  minority interest and extraordinary item              22,689        (8,728)         87,483         (21,075)
Minority interest                                        7,820        (3,939)         37,404          (8,228)
                                                      --------      --------      ----------      ----------
Income (loss) before income taxes
  and extraordinary item                                14,869        (4,789)         50,079         (12,847)
Income tax expense (benefit)
 Current                                                   521             -             521               -
 Deferred                                                5,278        (1,673)         19,010          (4,570)
                                                      --------      --------      ----------      ----------
Income (loss) before extraordinary item                  9,070        (3,116)         30,548          (8,277)
Extraordinary item, net of tax benefit
  and minority interest                                 (3,623)            -          (4,988)              -
                                                      --------      --------      ----------      ----------
NET INCOME (LOSS)                                        5,447        (3,116)         25,560          (8,277)
Less:  cumulative preferred stock dividends              3,694         2,473           7,412           4,834
                                                      --------      --------      ----------      ----------
NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                              $  1,753      $ (5,589)     $   18,148      $  (13,111)
                                                      ========      ========      ==========      ==========
Basic earnings (loss) per share
  Income (loss) before extraordinary item             $   0.30      $  (0.33)     $     1.29      $    (0.78)
  Extraordinary item                                     (0.20)            -           (0.28)              -
                                                      --------      --------      ----------      ----------
  Net income (loss)                                   $   0.10      $  (0.33)     $     1.01      $    (0.78)
                                                      ========      ========      ==========      ==========
Diluted earnings (loss) per share
  Income (loss) before extraordinary item             $   0.29      $  (0.33)     $     1.03      $    (0.78)
  Extraordinary item                                     (0.20)            -           (0.17)              -
                                                      --------      --------      ----------      ----------
  Net income (loss)                                   $   0.09      $  (0.33)     $     0.86      $    (0.78)
                                                      ========      ========      ==========      ==========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -------------------------
                                                                                      2000           1999
                                                                                   ---------      ----------
                                                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                  $  25,560      $  (8,277)
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                            25,296         15,445
  Gain on sale of assets (Note 4)                                                    (48,188)             -
  Minority interest in income of a subsidiary                                         30,434         (8,228)
  Deferred income taxes                                                               15,820         (4,570)
  Noncash compensation expense                                                           131              -
  Other noncash items                                                                 10,312            971
Change in assets and liabilities from operating activities:
  Accounts receivable and other current assets                                       149,380        (72,620)
  Inventory                                                                            1,304         (1,244)
  Pipeline linefill                                                                     (929)            (4)
  Accounts payable and other current liabilities                                    (205,450)       104,343
                                                                                   ---------      ---------
Net cash provided by operating activities                                              3,670         25,816
                                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Costs incurred in connection with acquisitions                                             -       (141,971)
Payments for crude oil pipeline, gathering and terminal assets                        (5,009)        (4,677)
Payments for acquisition, exploration and development costs                          (28,548)       (50,980)
Payments for additions to other property and assets                                   (1,827)        (1,322)
Proceeds from sale of assets (Note 4)                                                223,859              -
                                                                                   ---------      ---------
Net cash provided by (used in) investing activities                                  188,475       (198,950)
                                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                         530,750        308,021
Proceeds from short-term debt                                                         45,250         24,150
Principal payments of long-term debt                                                (695,900)      (127,721)
Principal payments of short-term debt                                               (100,969)       (11,900)
Costs incurred in connection with financing arrangements                              (6,500)        (3,637)
Dividends paid                                                                        (6,043)             -
Distributions to unitholders of subisidiary                                          (14,499)        (8,413)
Other                                                                                   (385)          (852)
                                                                                   ---------      ---------
Net cash provided by (used in) financing activities                                 (248,296)       179,648
                                                                                   ---------      ---------
Net increase (decrease) in cash and cash equivalents                                 (56,151)         6,514
Cash and cash equivalents, beginning of period                                        68,228          6,544
                                                                                   ---------      ---------
Cash and cash equivalents, end of period                                           $  12,077      $  13,058
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

(IN THOUSANDS) (UNAUDITED)                         UPSTREAM      MIDSTREAM        TOTAL
-----------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000 (RESTATED)
Revenues:
  External Customers                                 $37,290     $  690,235     $  727,525
  Intersegment (a)                                         -         48,732         48,732
  Other income (expense)                              (1,309)         3,084          1,775
                                                   ---------     ----------     ----------
    Total revenues of reportable segments            $35,981     $  742,051     $  778,032
                                                   =========     ==========     ==========
Segment gross margin (b)                             $22,107     $   32,348     $   54,455
Segment gross profit (c)                              19,588         24,353         43,941
Segment income before income taxes,
  minority interest and extraordinary item             6,035         16,654         22,689
------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 1999 (RESTATED)
Revenues:
  External Customers                                 $25,189     $  861,850     $  887,039
  Intersegment (a)                                         -            347            347
  Other income (expense)                                  48            190            238
                                                   ---------     ----------     ----------
    Total revenues of reportable segments            $25,237     $  862,387     $  887,624
                                                   =========     ==========     ==========
Segment gross margin (b)                             $13,089     $    4,639     $   17,728
Segment gross profit (c)                              11,217         (1,144)        10,073
Segment income (loss) before income taxes
  and minority interest                                  786         (9,514)        (8,728)
------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (RESTATED)
Revenues:
  External Customers                                 $70,582     $1,643,882     $1,714,464
  Intersegment (a)                                         -         94,404         94,404
  Gain on sale of assets                                   -         48,188         48,188
  Other income (expense)                              (4,005)        10,594          6,589
                                                   ---------     ----------     ----------
    Total revenues of reportable segments            $66,577     $1,797,068     $1,863,645
                                                   =========     ==========     ==========
Segment gross margin (b)                             $39,904     $   68,510     $  108,414
Segment gross profit (c)                              34,955         51,864         86,819
Segment income before income taxes,                        -
  minority interest and extraordinary item             6,804         80,679         87,483
------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (RESTATED)
Revenues:
  External Customers                                 $46,331     $1,317,610     $1,363,941
  Intersegment (a)                                         -            674            674
  Other income (expense)                                  20            287            307
                                                   ---------     ----------     ----------
    Total revenues of reportable segments            $46,351     $1,318,571     $1,364,922
                                                   =========     ==========     ==========
Segment gross margin (b)                             $22,668     $    2,629     $   25,297
Segment gross profit (c)                              19,185         (5,605)        13,580
Segment loss before income taxes and
  minority interest                                   (1,173)       (19,902)       (21,075)
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
                                                =========     =========     ==========      =========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
THREE MONTHS ENDED JUNE 30, 2000

                                                            GUARANTOR     NONGUARANTOR     INTERCOMPANY
                                                 PARENT    SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------   ------------   ------------     ------------    ------------
                                                                                            (RESTATED)      (RESTATED)
REVENUES
Oil and natural gas sales                       $      -      $36,865      $      -        $    425          $ 37,290
Marketing, transportation, storage and
 terminalling                                          -            -       738,967         (48,732)          690,235
Interest and other income (expense)                 (462)          59         3,084            (906)            1,775
                                                --------      -------      --------           -----          --------
                                                    (462)      36,924       742,051         (49,213)          729,300
                                                --------      -------      --------           -----          --------
EXPENSES
Production expenses                                    -       15,183             -               -            15,183
Marketing, transportation, storage and
 terminalling                                          -            -       706,194         (48,307)          657,887
General and administrative                           560        1,959         7,995               -            10,514
Depreciation, depletion and amortization             861        4,528         4,695               -            10,084
Interest expense                                   2,338        5,424         6,087            (906)           12,943
                                                --------      -------      --------           -----          --------
                                                   3,759       27,094       724,971         (49,213)          706,611
                                                --------      -------      --------           -----          --------
Income (loss) before income taxes,
  minority interest and extraordinary item        (4,221)       9,830        17,080               -            22,689
Minority interest                                      -            -         7,820               -             7,820
                                                --------      -------      --------           -----          --------
Income (loss) before income taxes                 (4,221)       9,830         9,260               -            14,869
Income tax expense (benefit):
  Current                                            185          104           232               -               521
  Deferred                                         8,161        2,236        (5,119)              -             5,278
                                                --------      -------      --------           -----          --------
Income (loss) before extraordinary item          (12,567)       7,490        14,147               -             9,070
Extraordinary item, net of tax benefit
  and minority interest                                -            -        (3,623)              -            (3,623)
                                                --------      -------      --------           -----          --------
NET INCOME (LOSS)                                (12,567)       7,490        10,524               -             5,447
Less:  cumulative preferred stock dividends        3,694            -             -               -             3,694
                                                --------      -------      --------           -----          --------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                      $(16,261)     $ 7,490      $ 10,524           $   -          $  1,753
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
                                              ======================================================================================

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (unaudited) (in thousands)
SIX MONTHS ENDED JUNE 30, 2000


                                                                  GUARANTOR       NONGUARANTOR      INTERCOMPANY
                                                  PARENT         SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                 --------        ------------     ------------      ------------      ------------
                                                                                                     (RESTATED)        (RESTATED)
REVENUES
Oil and natural gas sales                       $      -            $69,766        $        -            $   816         $   70,582
Marketing, transportation, storage and
 terminalling                                          -                  -         1,738,286            (94,404)         1,643,882
Gain on sale of assets                                 -                  -            48,188                  -             48,188
Interest and other income (expense)               (1,044)               101            10,594             (3,062)             6,589
                                             ---------------------------------------------------------------------------------------
                                                  (1,044)            69,867         1,797,068            (96,650)         1,769,241
                                             ---------------------------------------------------------------------------------------
EXPENSES
Production expenses                                    -             30,678                 -                  -             30,678
Marketing, transportation, storage and
 terminalling                                          -                  -         1,668,960            (93,588)         1,575,372
General and administrative                         1,062              3,887            16,646                  -             21,595
Depreciation, depletion and amortization           1,675              8,754            14,867                  -             25,296
Interest expense                                   6,155             10,624            15,100             (3,062)            28,817
                                             ---------------------------------------------------------------------------------------
                                                   8,892             53,943         1,715,573            (96,650)         1,681,758
                                             ---------------------------------------------------------------------------------------
Income (loss) before income taxes,
 minority interest and extraordinary item         (9,936)            15,924            81,495                  -             87,483
Minority interest                                      -                  -            37,404                  -             37,404
                                             ---------------------------------------------------------------------------------------
Income (loss) before income taxes                 (9,936)            15,924            44,091                  -             50,079
Income tax expense (benefit):
 Current                                             185                104               232                  -                521
 Deferred                                          6,732              3,813             8,465                  -             19,010
                                             ---------------------------------------------------------------------------------------
Income (loss) before extraordinary item          (16,853)            12,007            35,394                  -             30,548
Extraordinary item, net of tax benefit
 and minority interest                                 -                  -            (4,988)                 -             (4,988)
                                             ---------------------------------------------------------------------------------------
NET INCOME (LOSS)                                (16,853)            12,007            30,406                  -             25,560
Less:  cumulative preferred stock dividends        7,412                  -                 -                  -              7,412
                                             ---------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                      $(24,265)           $12,007        $   30,406            $     -         $   18,148
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
                                          ===============================================================================


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) SIX MONTHS ENDED JUNE 30, 2000


                                                              GUARANTOR     NONGUARANTOR     INTERCOMPANY
                                                   PARENT    SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  --------   ------------   ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (16,853)   $ 12,007       $  30,406       $     -        $  25,560
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion, and amortization            1,675       8,754          14,867             -           25,296
  Gain on sale of assets (Note 4)                          -           -         (48,188)            -          (48,188)
  Minority interest in income of a subsidiary              -           -          30,434             -           30,434
  Deferred income tax                                  6,732       3,813           5,275             -           15,820
  Noncash compensation expense                             -           -             131             -              131
  Other noncash items                                  5,731           -           4,581             -           10,312
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                       (7,544)     (5,201)        162,125             -          149,380
  Inventory                                                -      (1,189)          2,493             -            1,304
  Pipeline linefill                                        -           -            (929)            -             (929)
  Accounts payable and other current liabilities       1,520         637        (207,607)            -         (205,450)
                                             --------------------------------------------------------------------------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                       (8,739)     18,821          (6,412)            -            3,670
                                             --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for crude oil pipeline, gathering
 and terminal assets                                       -           -          (5,009)            -           (5,009)
Payments for acquisition, exploration,
 and development costs                                (1,108)    (27,440)              -             -          (28,548)
Payments for additions to other property and
  assets                                                (117)     (1,173)           (537)            -           (1,827)
Proceeds from sale of assets (Note 4)                      -           -         223,859             -          223,859
                                             --------------------------------------------------------------------------
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                       (1,225)    (28,613)        218,313             -          188,475
                                             --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                 125,615       5,079        (130,694)            -                -
Proceeds from long-term debt                          87,700           -         443,050             -          530,750
Proceeds from short-term debt                              -           -          45,250             -           45,250
Principal payments of long-term debt                (210,000)          -        (485,900)            -         (695,900)
Principal payments of short-term debt                      -           -        (100,969)            -         (100,969)
Costs incurred in connection with financing
 arrangements                                              -           -          (6,500)                        (6,500)
Dividends paid                                        (6,043)          -               -                         (6,043)
Distribution to unitholders                           12,474           -         (26,973)            -          (14,499)
Other                                                   (385)          -               -                           (385)
                                             --------------------------------------------------------------------------
NET CASH PROVIDED BY
 (USED IN) FINANCING ACTIVITIES                        9,361       5,079        (262,736)            -         (248,296)
                                             --------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (603)     (4,713)        (50,835)            -          (56,151)
Cash and cash equivalents, beginning of period         9,241       5,134          53,853             -           68,228
                                             --------------------------------------------------------------------------
Cash and cash equivalents, end of period           $   8,638    $    421       $   3,018       $     -        $  12,077
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

  For the three months ended June 30, 2000, we reported net income of $5.4 million, or $0.10 per basic share ($0.09 per diluted share) on total revenue of $729.3 million, as compared with a net loss of $3.1 million, or $0.33 per basic and diluted share on total revenue of $887.3 million in the second quarter of 1999. Results for the three months ended June 30, 2000 and 1999 include the following unusual or nonrecurring items:

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

  Marketing, transportation, storage and terminalling revenues. Marketing, transportation, storage and terminalling revenues decreased to $690.2 million for the second quarter of 2000 compared to the 1999 second quarter amount of $861.9 million, as lower current year lease gathering and bulk purchase volumes and decreased pipeline margin revenues offset higher crude oil prices.

  Production expenses. Total production expenses increased to $15.2 million from $12.1 million in the second quarter of 1999 primarily due to increased production volumes resulting from our acquisition and exploitation activities and increased per unit costs.

  Marketing, transportation, storage and terminalling expenses. Marketing, transportation, storage and terminalling expenses decreased to $657.9 million in the second quarter of 2000 compared to $835.7 million in the same quarter of 1999. The decrease is primarily due to lower current year lease gathering and bulk purchase volumes and a decrease in pipeline margin purchases offset by increased purchase costs as a result of higher crude oil prices.

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

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $19.6 million for the quarter ended June 30, 2000 compared to $13.2 million in the prior year quarter (excluding the unauthorized trading losses), primarily due to an increase in our per barrel margin from $0.54 in the prior year period to $0.80 per barrel in the current year period. Gross revenues from these activities were approximately $583.7 million and $639.1 million in the second quarter of 2000 and 1999, respectively, as decreased revenues primarily due to lower bulk purchase volumes offset increased revenues resulting from higher crude oil prices. Our average sales price was approximately $26.14 per barrel in the current year period compared to $17.96 per barrel in the prior year period.

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

Six Months Ended June 30, 2000 and 1999

  For the six months ended June 30, 2000, we reported net income of $25.6 million, or $1.01 per basic share ($0.86 per diluted share) on total revenue of $1.8 billion, as compared with a net loss of $8.3 million, or $0.78 per basic and diluted share on total revenue of $1.4 billion in the first half of 1999. Results for the six months ended June 30, 2000 and 1999 include the following unusual or nonrecurring items:

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

  Marketing, transportation, storage and terminalling revenues. Marketing, transportation, storage and terminalling revenues increased to $1,643.9 million for the first half of 2000 from the 1999 amount of $1,317.6 million. The increase is primarily due to higher crude oil prices, which were partially offset by lower current year volumes.

  Production expenses. Total production expenses increased to $30.7 million from $23.7 million in the first half of 2000 and 1999, respectively, primarily due to increased production volumes resulting from our acquisition and exploitation activities and increased per unit costs.

  Marketing, transportation, storage and terminalling expenses. Marketing, transportation, storage and terminalling expenses increased to $1,575.4 million in the first half of 2000 compared to $1,272.3 million in the same period in 1999. The increase is primarily due higher crude oil prices, which partially offset lower current year volumes.

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

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $42.6 million for the six months ended June 30, 2000 compared to $20.5 million in the prior year period (excluding the unauthorized trading losses). The increase in gross margin is primarily due to an increase in lease gathering volumes as a result of the Scurlock acquisition and favorable market conditions in the current year period. Our per barrel margin increased from $0.48 in the prior year period to $0.87 per barrel in the current year period. Gross revenues from gathering, marketing, terminalling and storage activities were approximately $1.3 billion and $0.9 billion in the first half of 2000 and 1999, respectively, as increased revenues resulting from higher crude oil prices were partially offset by decreased revenues primarily due to lower bulk purchase volumes. Our average sales price was approximately $28.78 per barrel in the current year period compared to $16.98 per barrel in the prior year period.

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