Form 10-Q/A
period 2000-09-30
PLAINS RESOURCES INC
filed 2001-01-18
CIK 350426

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

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                   September 30,
                                                          ----------------------------   ----------------------------
                                                              2000           1999            2000            1999
                                                          -------------  -------------   -------------   ------------
                                                                          (restated)                      (restated)
REVENUES
Oil and natural gas sales                                     $ 38,610      $   34,654     $  109,192      $   80,985
Marketing, transportation, storage
 and terminalling revenues                                     703,944       1,098,506      2,347,826       2,416,116
Gain on sale of assets (Note 4)                                      -               -         48,188               -
Interest and other income                                          689             359          7,278             666
                                                              --------      ----------     ----------      ----------
                                                               743,243       1,133,519      2,512,484       2,497,767
                                                              --------      ----------     ----------      ----------
EXPENSES
Production expenses                                             15,934          16,326         46,612          39,989
Marketing, transportation, storage
 and terminalling expenses                                     671,791       1,066,567      2,247,163       2,338,873
Unauthorized trading losses
and related expenses (Note 3)                                    6,600          72,250          6,600         114,925
General and administrative                                      11,970          10,845         33,565          22,562
Depreciation, depletion and amortization                        10,768          10,108         36,064          25,553
Interest expense                                                13,095          13,151         41,912          32,668
                                                              --------      ----------     ----------      ----------
                                                               730,158       1,189,247      2,411,916       2,574,570
                                                              --------      ----------     ----------      ----------
Income (loss) before income taxes,
 minority interest and extraordinary item                       13,085         (55,728)       100,568         (76,803)
Minority interest                                                2,047         (23,786)        39,451         (32,014)
                                                              --------      ----------     ----------      ----------
Income (loss) before income taxes
 and extraordinary item                                         11,038         (31,942)        61,117         (44,789)
Income tax expense (benefit)
Current                                                            220               -            741               -
Deferred                                                         4,084         (11,895)        23,094         (16,465)
                                                              --------      ----------     ----------      ----------
Income (loss) before extraordinary item                          6,734         (20,047)        37,282         (28,324)
Extraordinary item, net of tax benefit
 and minority interest                                               -               -         (4,988)              -
                                                              --------      ----------     ----------      ----------
NET INCOME (LOSS)                                                6,734         (20,047)        32,294         (28,324)
Less:  cumulative preferred stock dividends                      3,694           2,493         11,106           7,327
                                                              --------      ----------     ----------      ----------
NET INCOME (LOSS) AVAILABLE
 TO COMMON STOCKHOLDERS                                       $  3,040      $  (22,540)    $   21,188      $  (35,651)
                                                              ========      ==========     ==========      ==========
Basic earnings (loss) per share
  Income (loss) before extraordinary item                     $   0.17      $    (1.30)    $     1.46      $    (2.09)
  Extraordinary item                                                 -               -          (0.28)              -
                                                              --------      ----------     ----------      ----------
  Net income (loss)                                           $   0.17      $    (1.30)    $     1.18      $    (2.09)
                                                              ========      ==========     ==========      ==========
Diluted earnings (loss) per share
  Income (loss) before extraordinary item                       $ 0.16         $ (1.30)        $ 1.26         $ (2.09)
  Extraordinary item                                                 -               -          (0.17)              -
                                                              --------      ----------     ----------      ----------
  Net income (loss)                                           $   0.16      $    (1.30)    $     1.09      $    (2.09)
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

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     -----------------------------
                                                                                         2000           1999
                                                                                     -------------  --------------
                                                                                                     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                     $    32,294       $ (28,324)
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                                 36,064          25,553
  Gain on sale of assets (Note 4)                                                         (48,188)              -
  Minority interest in income of a subsidiary                                              32,484         (32,014)
  Deferred income taxes                                                                    19,904         (16,465)
  Noncash compensation expense                                                              2,269           1,947
  Other noncash items                                                                      10,634           1,221
Change in assets and liabilities from operating activities:
  Accounts receivable and other current assets                                             79,684        (159,561)
  Inventory                                                                                10,930         (37,551)
  Pipeline linefill                                                                       (13,397)             (3)
  Accounts payable and other current liabilities                                         (137,204)        242,290
  Other long-term liabilities and deferred credits                                         (8,000)         10,873
                                                                                      -----------        --------
Net cash provided by operating activities                                                  17,474           7,966
                                                                                      -----------        --------
CASH FLOWS FROM INVESTING ACTIVITIES

Costs incurred in connection with acquisitions                                                  -        (173,070)
Payments for crude oil pipeline, gathering and terminal assets                             (6,859)         (7,785)
Payments for acquisition, exploration and development costs                               (49,850)        (57,692)
Payments for additions to other property and assets                                        (2,205)           (469)
Proceeds from sale of assets (Note 4)                                                     223,859               -
                                                                                      -----------        --------
Net cash provided by (used in) investing activities                                       164,945        (239,016)
                                                                                      -----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                              921,825         508,321
Proceeds from short-term debt                                                              47,750          42,150
Principal payments of long-term debt                                                   (1,064,736)       (286,132)
Principal payments of short-term debt                                                    (106,469)        (21,650)
Purchase of treasury stock                                                                 (4,221)              -
Proceeds from warrant exercise                                                                  -           4,500
Costs incurred in connection with financing arrangements                                   (6,500)         (4,652)
Preferred stock dividends paid                                                             (6,392)              -
Distributions to unitholders of subsidiary                                                (21,966)        (14,465)
Other                                                                                         (72)            306
                                                                                      -----------        --------
Net cash provided by (used in) financing activities                                      (240,781)        228,378
                                                                                      -----------        --------
Net decrease in cash and cash equivalents                                                 (58,362)         (2,672)
Cash and cash equivalents, beginning of period                                             68,228           6,544
                                                                                      -----------        --------
Cash and cash equivalents, end of period                                              $     9,866        $  3,872
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

(in thousands) (unaudited)                                         Upstream       Midstream        Total
-------------------------------------------------------------------------------------------------------------
For the Three Months Ended September 30, 2000
Revenues:
  External Customers                                                 $ 38,610      $  703,944     $  742,554
  Intersegment (a)                                                          -          52,982         52,982
  Other income (expense)                                                  372             317            689
                                                                     --------      ----------     ----------
    Total revenues of reportable segments                            $ 38,982      $  757,243     $  796,225
                                                                     ========      ==========     ==========
Segment gross margin (b)                                             $ 22,676      $   25,553     $   48,229
Segment gross profit (c)                                               20,624          15,635         36,259
Segment income before income taxes,
 minority interest and extraordinary item                               9,068           4,017         13,085
-------------------------------------------------------------------------------------------------------------
For the Three Months Ended September 30, 1999 (restated)
Revenues:
  External Customers                                                 $ 34,654      $1,098,506     $1,133,160
  Intersegment (a)                                                          -          29,302         29,302
  Other income (expense)                                                   29             330            359
                                                                     --------      ----------     ----------
    Total revenues of reportable segments                            $ 34,683      $1,128,138     $1,162,821
                                                                     ========      ==========     ==========
Segment gross margin (b)                                             $ 18,328      $  (40,311)    $  (21,983)
Segment gross profit (c)                                               16,777         (49,605)       (32,828)
Segment income (loss) before income taxes
 and minority interest                                                  4,900         (60,628)       (55,728)
-------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 2000
Revenues:
  External Customers                                                 $109,192      $2,347,826     $2,457,018
  Intersegment (a)                                                          -         147,386        147,386
  Gain on sale of assets                                                    -          48,188         48,188
  Other income (expense)                                               (3,633)         10,911          7,278
                                                                     --------      ----------     ----------
    Total revenues of reportable segments                            $105,559      $2,554,311     $2,659,870
                                                                     ========      ==========     ==========
Segment gross margin (b)                                             $ 62,580      $   94,063     $  156,643
Segment gross profit (c)                                               55,579          67,499        123,078
Segment income before income taxes,
 minority interest and extraordinary item                              15,872          84,696        100,568
-------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 1999 (restated)
Revenues:
  External Customers                                                 $ 80,985      $2,416,116     $2,497,101
  Intersegment (a)                                                          -          29,976         29,976
  Other income (expense)                                                   48             618            666
                                                                     --------      ----------     ----------
    Total revenues of reportable segments                            $ 81,033      $2,446,710     $2,527,743
                                                                     ========      ==========     ==========
Segment gross margin (b)                                             $ 40,996      $  (37,682)    $    3,314
Segment gross profit (c)                                               35,962         (55,210)       (19,248)
Segment income (loss) before income taxes and
 minority interest                                                      3,726         (80,529)       (76,803)
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
                                                     =========       =========      ==========       =========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                   GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                       PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ----------   ------------    ------------    ------------    ------------
REVENUES
Oil and natural gas sales                              $     5         $38,198      $       -       $    407        $ 38,610
Marketing, transportation, storage and terminalling          -               -        756,926        (52,982)        703,944
Gain on sale of assets                                       -               -              -              -               -
Interest and other income                                  277              95            317              -             689
                                                     ---------       ---------      ---------       --------        --------
                                                           282          38,293        757,243        (52,575)        743,243
                                                     ---------       ---------      ---------       --------        --------
EXPENSES
Production expenses                                          -          15,934              -              -          15,934
Marketing, transportation, storage and terminalling          -               -        724,366        (52,575)        671,791
Unauthorized trading losses and related expenses             -               -          6,600              -           6,600
General and administrative                                 814           1,238          9,918              -          11,970
Depreciation, depletion and amortization                   813           4,498          5,457              -          10,768
Interest expense                                         1,413           5,204          6,478              -          13,095
                                                     ---------       ---------      ---------       --------        --------
                                                         3,040          26,874        752,819        (52,575)        730,158
                                                     ---------       ---------      ---------       --------        --------
Income (loss) before income taxes,
  minority interest and extraordinary item              (2,758)         11,419          4,424              -          13,085
Minority interest                                            -               -          2,047              -           2,047
                                                     ---------       ---------      ---------       --------        --------
Income (loss) before income taxes                       (2,758)         11,419          2,377              -          11,038
Income tax expense (benefit):
  Current                                                  (55)            228             47              -             220
  Deferred                                              (1,020)          4,225            879              -           4,084
                                                     ---------       ---------      ---------       --------        --------
Income (loss) before extraordinary item                 (1,683)          6,966          1,451              -           6,734
Extraordinary item, net of tax benefit
  and minority interest                                      -               -              -              -               -
                                                     ---------       ---------      ---------       --------        --------
NET INCOME (LOSS)                                       (1,683)          6,966          1,451              -           6,734
Less:  cumulative preferred stock dividends              3,694               -              -              -           3,694
                                                     ---------       ---------      ---------       --------        --------
NET INCOME (LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS                               $(5,377)        $ 6,966       $  1,451       $      -        $  3,040
                                                     =========       =========      =========       ========        ========

PLAINS RESOURCES RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) (IN THOUSANDS) (RESTATED) THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                    GUARANTOR     NONGUARANTOR    INTERCOMPANY
                                                       PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ----------   ------------    ------------    ------------    ------------
REVENUES
Oil and natural gas sales                             $       -      $34,266      $        -        $    388      $   34,654
Marketing, transportation, storage and terminalling           -            -       1,127,808         (29,302)      1,098,506
Interest and other income                                    17           12             330               -             359
                                                      ---------      -------      ----------        --------      ----------
                                                             17       34,278       1,128,138         (28,914)      1,133,519
                                                      ---------      -------      ----------        --------      ----------
EXPENSES
Production expenses                                           -       16,326               -               -          16,326
Marketing, transportation, storage and terminalling           -            -       1,095,481         (28,914)      1,066,567
Unauthorized trading losses and related expenses              -            -          72,250               -          72,250
General and administrative                                  338        1,213           9,294               -          10,845
Depreciation, depletion and amortization                    538        4,835           4,735               -          10,108
Interest expense                                          2,194        4,338           6,619               -          13,151
                                                      ---------      -------      ----------        --------      ----------
                                                          3,070       26,712       1,188,379         (28,914)      1,189,247
                                                      ---------      -------      ----------        --------      ----------
Income (loss) before income taxes and minority
interest                                                 (3,053)       7,566         (60,241)              -         (55,728)
Minority interest                                             -            -         (23,786)              -         (23,786)
                                                      ---------      -------      ----------        --------      ----------
Income (loss) before income taxes                        (3,053)       7,566         (36,455)              -         (31,942)
Income tax expense (benefit)
Current                                                  (5,049)           -           5,049               -               -
Deferred                                                  6,232          (50)        (18,077)              -         (11,895)
                                                      ---------      -------      ----------        --------      ----------
NET INCOME (LOSS)                                        (4,236)       7,616         (23,427)              -         (20,047)
Less:  cumulative preferred stock dividends               2,493            -               -               -           2,493
                                                      ---------      -------      ----------        --------      ----------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                              $(6,729)     $ 7,616      $  (23,427)       $      -      $  (22,540)
                                                      =========      =======      ==========        ========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                      GUARANTOR     NONGUARANTOR    INTERCOMPANY
                                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ----------   ------------    ------------    ------------    ------------
REVENUES
Oil and natural gas sales                               $      5        $107,964     $        -       $   1,223      $  109,192
Marketing, transportation, storage and terminalling            -               -      2,495,212        (147,386)      2,347,826
Gain on sale of assets                                         -               -         48,188               -          48,188
Interest and other income (expense)                         (767)            196         10,911          (3,062)          7,278
                                                       ---------         -------     ----------       ---------      ----------
                                                            (762)        108,160      2,554,311        (149,225)      2,512,484
                                                       ---------         -------     ----------       ---------      ----------
EXPENSES
Production expenses                                            -          46,612              -               -          46,612
Marketing, transportation, storage and terminalling            -               -      2,393,326        (146,163)      2,247,163
Unauthorized trading losses and related expenses               -               -          6,600               -           6,600
General and administrative                                 1,876           5,125         26,564               -          33,565
Depreciation, depletion and amortization                   2,488          13,252         20,324               -          36,064
Interest expense                                           7,568          15,828         21,578          (3,062)         41,912
                                                       ---------         -------     ----------       ---------      ----------
                                                          11,932          80,817      2,468,392        (149,225)      2,411,916
                                                       ---------         -------     ----------       ---------      ----------
Income (loss) before income taxes,
minority interest and extraordinary item                 (12,694)         27,343         85,919               -         100,568
Minority interest                                              -               -         39,451               -          39,451
                                                       ---------         -------     ----------       ---------      ----------
Income (loss) before income taxes                        (12,694)         27,343         46,468               -          61,117
Income tax expense (benefit):
Current                                                     (203)            383            561               -             741
Deferred                                                  (5,465)         10,281         18,278               -          23,094
                                                       ---------         -------     ----------       ---------      ----------
Income (loss) before extraordinary item                   (7,026)         16,679         27,629               -          37,282
Extraordinary item, net of tax benefit
and minority interest                                          -               -         (4,988)              -          (4,988)
                                                       ---------         -------     ----------       ---------      ----------
NET INCOME (LOSS)                                         (7,026)         16,679         22,641               -          32,294
Less:  cumulative preferred stock dividends               11,106               -              -               -          11,106
                                                       ---------         -------     ----------       ---------      ----------
NET INCOME (LOSS) AVAILABLE
TO COMMON STOCKHOLDERS                                  $(18,132)        $16,679     $   22,641       $       -      $   21,188
                                                       =========         =======     ==========       =========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) (IN THOUSANDS) (RESTATED) NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                      GUARANTOR     NONGUARANTOR    INTERCOMPANY
                                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ----------   ------------    ------------    ------------    ------------
REVENUES
Oil and natural gas sales                               $       -         $79,923     $        -       $   1,062      $   80,985
Marketing, transportation, storage and terminalling             -               -      2,484,063         (67,947)      2,416,116
Interest and other income (expense)                            14              34            618               -             666
                                                        ---------         -------     ----------       ---------      ----------
                                                               14          79,957      2,484,681         (66,885)      2,497,767
                                                        ---------         -------     ----------       ---------      ----------
EXPENSES
Production expenses                                             -          39,989              -               -          39,989
Marketing, transportation, storage and terminalling             -               -      2,405,758         (66,885)      2,338,873
Unauthorized trading losses and related expenses                -               -        114,925               -         114,925
General and administrative                                  1,226           3,809         17,527               -          22,562
Depreciation, depletion and amortization                    1,798          12,349         11,406               -          25,553
Interest expense                                            4,807          13,329         14,532               -          32,668
                                                        ---------         -------     ----------       ---------      ----------
                                                            7,831          69,476      2,564,148         (66,885)      2,574,570
                                                        ---------         -------     ----------       ---------      ----------
Income (loss) before income taxes and minority interest    (7,817)         10,481        (79,467)              -         (76,803)
Minority interest                                               -               -        (32,014)              -         (32,014)
                                                        ---------         -------     ----------       ---------      ----------
Income (loss) before income taxes                          (7,817)         10,481        (47,453)              -         (44,789)
Income tax expense (benefit)
Current                                                    (8,205)              -          8,205               -               -
Deferred                                                    9,244               -        (25,709)              -         (16,465)
                                                        ---------         -------     ----------       ---------      ----------
NET INCOME (LOSS)                                          (8,856)         10,481        (29,949)              -         (28,324)
Less:  cumulative preferred stock dividends                 7,327               -              -               -           7,327
                                                        ---------         -------     ----------       ---------      ----------
NET INCOME (LOSS) AVAILABLE
TO COMMON STOCKHOLDERS                                   $(16,183)        $10,481     $  (29,949)      $       -      $  (35,651)
                                                        =========         =======     ==========       =========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) (IN THOUSANDS) NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                              GUARANTOR     NONGUARANTOR    INTERCOMPANY
                                                 PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                               ----------   ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                              $  (7,026)      $ 16,679       $  22,641      $         -     $    32,294
Adjustments to reconcile net
 income to net cash
provided by (used in)
 operating activities:
Depreciation, depletion, and
 amortization                                      2,488         13,252          20,324                -          36,064
Gain on sale of assets (Note 4]                        -              -         (48,188)               -         (48,188)
Minority interest in income
 of a subsidiary                                       -              -          32,484                -          32,484
Deferred income tax                               (5,465)        10,281          15,088                -          19,904
Noncash compensation expense                           -              -           2,269                -           2,269
Other noncash items                                6,060              -           4,574                -          10,634
Change in assets and
 liabilities resulting from
operating activities:
Accounts receivable and other                    (15,768)           168          95,284                -          79,684
Inventory                                              -         (1,609)         12,539                -          10,930
Pipeline linefill                                      -              -         (13,397)               -         (13,397)
Accounts payable and other
 current liabilities                               3,054          3,193        (143,451)               -        (137,204)
Other long-term liabilities and
 deferred credits                                      -              -          (8,000)               -          (8,000)
                                               ----------   ------------    ------------    ------------    ------------
NET CASH FLOWS PROVIDED BY
(USED IN) OPERATING
 ACTIVITIES                                      (16,657)        41,964          (7,833)               -          17,474
                                               ----------   ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Payments for crude oil
 pipeline, gathering
and terminal assets                                    -              -          (6,859)               -          (6,859)
Payments for acquisition,
 exploration, and development costs               (1,715)       (48,135)              -                -         (49,850)
Payments for additions to
 other property and assets                          (213)        (1,364)           (628)               -          (2,205)
Proceeds from sale of assets
 (Note 4)                                              -              -         223,859                -         223,859
                                               ----------   ------------    ------------    ------------    ------------
NET CASH PROVIDED BIN) INVESTING
 ACTIVITIES                                       (1,928)       (49,499)        216,372                -         164,945
                                               ----------   ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Advances/investments with
 affiliates                                      128,194          3,300        (131,494)               -               -
Proceeds from long-term debt                     127,025              -         794,800                -         921,825
Proceeds from short-term debt                          -              -          47,750                -          47,750
Principal payments of
 long-term debt                                 (251,325)          (511)       (812,900)               -      (1,064,736)
Principal payments of
 short-term debt                                       -              -        (106,469)               -        (106,469)
Purchase of treasury stock                        (4,221)             -               -                -          (4,221)
Costs incurred in connection
 with financing arrangements                           -              -          (6,500)               -          (6,500)
Dividends paid                                    (6,392)             -               -                -          (6,392)
Distribution to unitholders                       21,303              -         (43,269)               -         (21,966)
Other                                                (72)             -               -                -             (72)
                                               ----------   ------------    ------------    ------------    ------------
NET CASH PROVIDED BY
(USED IN) FINANCING
 ACTIVITIES                                       14,512          2,789        (258,082)               -        (240,781)
                                               ----------   ------------    ------------    ------------    ------------
Net decrease in cash and
 cash equivalents                                 (4,073)        (4,746)        (49,543)               -         (58,362)
Cash and cash equivalents,
 beginning of period                               9,241          5,134          53,853                -          68,228
                                               ----------   ------------    ------------    ------------    ------------
Cash and cash equivalents,
end of period                                  $   5,168       $    388       $   4,310     $          -    $      9,866
                                               ==========   ============    ============    ============    ============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) (IN THOUSANDS) (RESTATED)
NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                      GUARANTOR     NONGUARANTOR    INTERCOMPANY
                                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ----------   ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                      $  (8,856)       $ 10,481      $ (29,949)     $         -     $ (28,324)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Depreciation, depletion, and amortization                  1,798          12,349         11,406                -        25,553
Minority interest in income of a subsidiary                    -               -        (32,014)               -       (32,014)
Deferred income tax                                        9,244               -        (25,709)               -       (16,465)
Noncash compensation expense                                   -               -          1,947                -         1,947
Other noncash items                                        1,216            (211)           216                -         1,221
Change in assets and liabilities
 resulting from operating activities:
Accounts receivable and other                             (1,056)         (3,340)      (155,165)               -      (159,561)
Inventory                                                      -             216        (37,767)               -       (37,551)
Pipeline linefill                                              -               -             (3)               -            (3)
Accounts payable and other current
 liabilities                                               5,590         (12,852)       249,352              200       242,290
Other long-term liabilities and
 deferred credits                                              -               -         10,873                -        10,873
                                                      ----------    ------------    -----------     ------------    ----------
NET CASH FLOWS PROVIDED BY
(USED IN) OPERATING ACTIVITIES                             7,936           6,643         (6,813)             200         7,966
                                                      ----------    ------------    -----------     ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition of midstream assets                    -               -       (173,070)               -      (173,070)
Payments for crude oil pipeline,
  gathering and terminal assets                                -               -         (7,785)               -        (7,785)
Payments for acquisition, exploration,
  and development costs                                   (4,223)        (53,469)             -                -       (57,692)
Payments for additions to other
  property and assets                                        140            (340)          (269)               -          (469)
                                                      ----------    ------------    -----------     ------------    ----------
NET CASH USED IN INVESTING ACTIVITIES                     (4,083)        (53,809)      (181,124)               -      (239,016)
                                                      ----------    ------------    -----------     ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                     (76,165)         47,395         28,770                -             -
(Payment) proceeds from issuance of
 Class B Common Units                                    (25,000)              -         25,000                -             -
Proceeds from long-term debt                             226,350               -        281,971                -       508,321
Proceeds from short-term debt                                  -               -         42,150                -        42,150
Principal payments of long-term debt                    (153,011)              -       (133,121)               -      (286,132)
Principal payments of short-term debt                          -               -        (21,650)               -       (21,650)
Proceeds from warrant exercise                             4,500               -              -                -         4,500
Costs incurred in connection with
 financing arrangements                                   (1,125)              -         (3,527)                        (4,652)
Distribution to unitholders                               20,154               -        (34,619)               -       (14,465)
Other                                                        306               -              -                -           306
                                                      ----------    ------------      ---------          -------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                               (3,991)         47,395        184,974                -      228,378
                                                      ----------    ------------      ---------        ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                                           (138)            229         (2,963)             200       (2,672)
Cash and cash equivalents, beginning
 of period                                                   142             194          6,408             (200)       6,544
                                                      ----------    ------------       --------        ---------    ---------
Cash and cash equivalents, end of
 period                                               $        4             423       $  3,445        $       -    $   3,872
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

  General and administrative. General and administrative expenses were $12.0 million for the third quarter of 2000 compared to $10.8 million for the third quarter of 1999. Our upstream and midstream activities accounted for approximately $0.5 million and $0.7 million, respectively, of the increase.

 Nonrecurring or special items

  Unauthorized trading losses. As previously discussed, we recognized losses from unauthorized trading and related expenses, including litigation settlement of approximately $6.6 million and $72.3 million in the third quarter of 2000 and 1999, respectively.

  Noncash compensation expense. We recognized noncash compensation expense of $2.1 million and $1.9 million in the third quarter of 2000 and 1999, respectively, related to the probable vesting of partnership units granted by PAA's general partner to certain officers and key employees of PAA's general partner and its affiliates. These amounts are included in general and administrative expense on the Consolidated Statements of Operations. The units granted are owned by the general partner and therefore, do not reflect an increase in the number of units of the partnership, nor a cash cost to PAA.

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

  The following table reflects certain of our midstream operating information for the periods presented (in thousands):

                                                     Three Months Ended
                                                        September 30,
                                                  -------------------------
                                                     2000         1999
                                                  -----------  ------------
                                                               (restated)
Operating Results:
Gross margin:
Pipeline                                            $ 11,886      $ 14,539
Gathering and marketing and
terminalling and storage                              20,267        17,400
Unauthorized trading losses                           (6,600)      (72,250)
                                                  -----------  ------------
Total                                                 25,553       (40,311)
General and administrative expense                    (9,918)       (9,294)
                                                  -----------  ------------
Gross profit                                        $ 15,635      $(49,605)
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

  Midstream general and administrative expenses were $9.9 million for the quarter ended September 30, 2000 compared to $9.3 million for the third quarter in 1999. The increase in 2000 is primarily due to consulting and accounting charges related to system modifications and enhancements and personnel-related costs.

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

  General and administrative. General and administrative expenses were $33.6 million for the first nine months of 2000 compared to $22.6 million for the first nine months of 1999. Our upstream and midstream activities accounted for approximately $2.0 million and $9.0 million, respectively, of the increase from 1999 to 2000.

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

  Noncash compensation expense. We recognized noncash compensation expense of $2.3 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively, related to the probable vesting of partnership units granted by PAA's general partner to certain officers and key employees of PAA's general partner and its affiliates. These amounts are included in general and administrative expense on the Consolidated Statements of Operations. The units granted are owned by the general partner and therefore, do not reflect an increase in the number of units of the partnership, nor a cash cost to PAA.

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

  The following table reflects certain of our midstream operating information for the periods presented (in thousands):


                                                     Nine Months Ended
                                                       September 30,
                                                  -------------------------
                                                     2000         1999
                                                  -----------  ------------
                                                               (restated)
Operating Results:
 Gross Margin:
  Pipeline                                        $   37,802     $  39,338
  Gathering and marketing and
   terminalling and storage                           62,861        37,905
  Unauthorized trading losses                         (6,600)     (114,925)
                                                  -----------  ------------
   Total                                              94,063       (37,682)
 General and administrative expense                  (26,564)      (17,528)
                                                  -----------  ------------
 Gross profit                                     $   67,499     $ (55,210)
                                                  ===========  ============
Average Daily Volumes (barrels):
 Pipeline Activities:
  All American
   Tariff activities                                      74           106
   Margin activities                                      57            54
  Other                                                  106            43
                                                  -----------  ------------
   Total                                                 237           203
                                                  ===========  ============
 Lease gathering                                         223           216
 Bulk purchases                                           28           138
                                                  -----------  ------------
   Total                                                 251           354
                                                  ===========  ============
 Terminal throughput                                      64            75
                                                  ===========  ============
Storage leased to third parties,
 monthly average volumes (MBbls/month)                 1,489         1,920
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

  Midstream general and administrative expenses were $26.6 million for the nine months ended September 30, 2000, compared to $17.5 million for the first nine months of 1999. The increase in 2000 is primarily due to the Scurlock acquisition in May 1999 (approximately $5.7 million), consulting fees related to the trading loss investigation, consulting and accounting charges related to system modifications and enhancements and personnel-related costs.

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