Form 10-K405
period 2000-12-31
PLAINS RESOURCES INC
filed 2001-04-02
CIK 350426

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (713) 654-1414
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

           Title of each class         Name of each exchange on which registered
           -------------------         -----------------------------------------
Common Stock, par value $0.10 per share         American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 22, 2001, there were 17,462,320 shares of the registrant's Common Stock outstanding. The aggregate value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $358,500,547 on March 22, 2001 (based on $21 1/4 per share, the last sale price of the Common Stock as reported on the American Stock Exchange Composite Tape on such date).

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

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                          2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                          PART I
Item 1.      Business.......................................................    4
Item 2.      Properties.....................................................   31
Item 3.      Legal Proceedings..............................................   34
Item 4.      Submission of Matters to a Vote of Security Holders............   35

                                         PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder
               Matters......................................................   37
Item 6.       Selected Financial Data.......................................   38
Item 7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................   40
Item 7a.      Quantitative and Qualitative - Disclosures About Market Risks.   54
Item 8.       Financial Statements and Supplementary Data...................   55
Item 9.       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.....................................   55

                                        PART III

Item 10.      Directors and Executive Officers..............................   56
Item 11.      Executive Compensation........................................   56
Item 12.      Security Ownership of Certain Beneficial Owners and Management   56
Item 13.      Certain Relationships and Related Transactions................   56

                                        PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.....................................................   57

                           FORWARD-LOOKING STATEMENTS

  This annual report on Form 10-K contains forward-looking statements and information that are based on our beliefs, as well as assumptions made by us, and information currently available to us. All statements included in this report, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

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

 .  fluctuations in the debt and equity markets; and

 .  general economic, market or business conditions.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                        DEFINITIONS OF OIL AND GAS TERMS

  As used in this report, "Bbl" means barrel, "MBbl" means thousand barrels, "MMBbl" means million barrels, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Btu" means British Thermal Unit, "Mbtu" means thousand Btus, "BOE" means net barrel of oil equivalent and "MCFE" means Mcf of natural gas equivalent. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids. A "working interest" is a cost-bearing interest under an oil and gas lease that gives the holder the right to produce and develop the minerals under the lease. A "net revenue interest" is the lessee's share of production after satisfaction of all royalty and other non cost-bearing interests. A "gross acre" is an acre in which an interest is owned. The number of "net acres" is the sum of the fractional working interests owned in gross acres. "Net" oil and natural gas wells are obtained by multiplying "gross" oil and natural gas wells by our working interest in the applicable properties. "Present Value of Proved Reserves" means the present value (discounted at 10%) of estimated future cash flows from proved oil and natural gas reserves, as estimated by our independent engineers, reduced by additional estimated future operating expenses, development expenditures and abandonment costs (net of salvage value) associated therewith (before income taxes). The present value of proved reserves is calculated using product prices in effect on the date of determination. "Standardized Measure" is such amount further reduced by the present value (discounted at 10%) of estimated future income taxes on such cash flows. "NYMEX" means New York Mercantile Exchange.

                                     PART I

ITEMS 1.  BUSINESS

General

  We are an independent energy company that is engaged in two related lines of business. Our first line of business, which we refer to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. Our second line of business, which we refer to as "midstream", is engaged in the marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". We conduct this second line of business through our majority ownership in Plains All American Pipeline, L.P. ("PAA").

  One of our wholly owned subsidiaries, Plains All American Inc., is both the general partner and majority owner of PAA. Because it holds the general partner interest and owns approximately 18.1 million common and subordinated units, Plains All American Inc. holds an approximate 54% interest in PAA. For financial statement purposes, the assets, liabilities and earnings of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest. The following chart sets forth the organization relationship of the subsidiaries in our two lines of business:

                            [ORGANIZATIONAL CHART]

  In connection with our business strategy, we continually review strategic options or proposals relating to mergers, consolidations and acquisition opportunities involving us and our subsidiaries. We have publicly announced that we are evaluating strategic restructuring alternatives intended to optimize the value and value-creating ability of each of our upstream and midstream business segments. The alternatives to be evaluated include, but are not limited to, a spin off or split off of the upstream segment or midstream segment, a spin off or special dividend of certain units of PAA and potential asset sales. Any modifications to the existing structure will depend on a number of factors including tax efficiency, critical mass and other considerations. Accordingly, there can be no assurance that any modifications will be made.

RESULTS OF OPERATIONS

  For the year ended December 31, 2000, our Adjusted EBITDA, cash flow from operations and net income totaled $179.2 million, $100.6 million and $40.8 million, respectively. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, depletion and amortization ("DD&A"), unauthorized trading losses, noncash compensation expense, gain on unit offerings, gain on sales of linefill and pipeline, allowance for accounts receivable, extraordinary loss from extinguishment of debt and cumulative effect of accounting change. Cash flow from operations represents net income before noncash items. Cash flow from operations also excludes the unauthorized trading losses, noncash compensation expense, gain on unit offerings, gain on sale of linefill and pipeline, extraordinary loss from extinguishment of debt and cumulative effect of accounting change. Our upstream operations contributed approximately 43% of our Adjusted EBITDA for the fiscal year ending December 31, 2000, while our midstream activities accounted for approximately 57%.

UPSTREAM ACTIVITIES

  Our upstream business strategy is to increase our proved reserves and cash flow by:

 . exploiting and producing crude oil and associated natural gas from our existing properties;

 .  acquiring additional underdeveloped crude oil properties; and

 .  exploring for significant new sources of reserves.

   We concentrate our acquisition and exploitation efforts on mature but underdeveloped crude oil producing properties that meet our targeted criteria. Generally, the properties that we consider acquiring and exploiting consist of entire fields where major integrated or large independent oil and natural gas companies own 100% or the controlling interest. Typically these fields have produced significant volumes since initial discovery, exhibit complex reservoir and geologic conditions and as a result thereof, are likely to have significant estimated remaining reserves in place. Our management believes that it has developed a proven record in acquiring and exploiting underdeveloped crude oil properties where we can make substantial reserve additions and cash flow increases by implementing improved production practices and recovery techniques and by relatively low risk development drilling. An integral component of our exploitation effort is to increase unit operating margins, and therefore cash flow, by reducing unit production expenses and increasing wellhead price realizations.

  We seek to complement these efforts by committing a minor portion of our capital to pursue higher risk exploration opportunities that offer potentially higher rewards in areas synergistic to our acquisition and exploitation activities. As part of our business strategy, we periodically evaluate selling, and from time to time have sold, certain of our mature producing properties that we consider to be non-strategic or fully valued. These sales enable us to focus on our core properties, maintain our financial flexibility, control our overhead and re-deploy the sales proceeds to activities that have potentially higher financial returns. We are able to take advantage of the marketing expertise that PAA has developed through our marketing agreement under which they are exclusive purchaser/marketer of all our equity crude oil production.

  During the five-year period ended December 31, 2000, we incurred aggregate acquisition, exploitation, development, and exploration costs of approximately $433.5 million, resulting in proved crude oil and natural gas reserve additions (including revisions of estimates but excluding production) of approximately 179 million BOE, or $2.42 per BOE, through implementation of this business strategy. We spent approximately 98% of this capital in acquisition, exploitation and development activities and the remainder on our exploration activities.

  To manage our exposure to commodity price risk, our upstream business routinely hedges a portion of its crude oil production. For 2001 and 2002, we have entered into various arrangements, using a combination of swaps, collars and purchased puts and calls. Our management intends to continue to maintain hedging arrangements for a significant portion of our production. See Item - 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" and Item 7a. - "Quantitative and Qualitative Disclosures about Market Risks".

  The following table sets forth certain information with respect to our reserves over the last five years. Our reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission ("SEC"), which requires the application of year-end crude oil and natural gas prices for each year, held constant throughout the projected reserve life.

                                                                  As of or for the Year Ended December 31,
                                                   ---------------------------------------------------------------------------
                                                       2000             1999           1998            1997           1996
                                                   -------------    -------------   ------------    -----------    -----------
                                                              (in thousands, except ratios and per unit amounts)
Present Value of Proved Reserves /(1)/              $1,345,392      $1,246,049    $  226,943        $  510,993       $  764,774

Proved Reserves
    Crude oil and natural gas liquids (Bbls)           223,162/(2)/    218,922       120,208           151,627          115,996
    Natural gas (Mcf)                                   93,486          90,873        86,781            60,350           37,273
    Oil equivalent (BOE)                               238,743         234,068       134,672           161,685          122,208

Reserve Replacement Ratio /(3)/                            153%          1,263%         (229%)/(4)/        603%/(5)         454%

Reserve Replacement Cost per BOE /(6)/              $     5.98      $     0.68    $    (5.46)/(4)/  $     2.71       $     1.76

Total upstream capital costs incurred               $   80,928      $   72,979    $  100,935        $  127,378       $   51,255
Percentage of total upstream capital
costs attributable to:
    Acquisition                                              3%              5%           10%               34%               7%
    Development                                             96%             89%           88%               65%              88%
    Exploration                                              1%              6%            2%                1%               5%
Average year-end crude oil price, per barrel        $    21.02      $    20.94    $     7.96        $    13.91       $    22.22
Average year-end natural gas price, per mcf         $    14.63      $     2.77    $     1.68        $     2.13       $     2.79

----------------------
(1) We have reduced the pre-tax present value of proved reserves and the future net revenues of certain properties to reflect applicable abandonment costs and, with respect to the LA Basin Properties, a net profits interest owned by a third party.
(2)  A 50% net profits interest attaches to the net proceeds from approximately
     7.4 million barrels of our proved reserves in the L.A. Basin at December 31, 2000.
(3) The reserve replacement ratio is calculated by dividing (a) the sum of reserves added during each respective year through purchases of reserves in place, extensions, discoveries and other additions and the effect of revisions, if any, by (b) each respective years' production.
(4) The reserve replacement ratio and reserve replacement cost per BOE for 1998 is negative due to a negative volume revision related to low crude oil prices at December 31, 1998.
(5) Pro forma as if the acquisitions of the Montebello and Arroyo Grande Fields occurred on January 1, 1997. Such acquisitions closed in March and November 1997, respectively, with effective dates of February 1, 1997, and November 1, 1997, respectively.
(6) Reserve replacement cost per BOE for a year is calculated by dividing upstream capital costs incurred for such year by the sum of reserves added during each respective year through purchases of reserves in place, extensions, discoveries and other additions and the effect of revisions, if any.

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

  Once we identify a prospective property for acquisition, we conduct a technical review of existing production and operating practices to identify and quantify underexploited value. If the initial studies indicate undeveloped potential, the various producing and potentially productive formations in the area are mapped in detail. Historical production data is evaluated to determine if additional wells or other capital expenditures appear necessary to optimize the recovery of reserves from the property. Geologic and engineering information and operating practices utilized by operators on offsetting leases are analyzed to identify potential additional exploitation and development opportunities. A market study is also performed analyzing product markets, available pipeline connections, access to trading locations and existing contractual arrangements with the goal of maximizing sales and profit margins from the area. See "--Product Markets and Major Customers". A comprehensive plan of exploitation is then prepared and used as a basis for our offer to purchase.

  We seek to acquire a majority interest in the properties we have identified and to act as operator of those properties. We have in the past, and may in the future, hedge a significant portion of the acquired production, thereby partially mitigating product price volatility that could have an adverse impact on exploitation opportunities. If we successfully purchase properties, we then implement our exploitation plan by modifying production practices, realigning existing waterflood patterns, drilling wells and performing workovers, recompletions and other production and reserve enhancements. After the initial acquisition, we may also seek to increase our interest in the properties through acquisitions of offsetting acreage, farmout drilling arrangements and the purchase of minority interests in the properties.

  By implementing our exploitation plan, we seek to increase cash flows and enhance the value of our asset base. The results of these activities are reflected in additions and revisions to proved reserves. During the five-year period ending December 31, 2000, net additions and revisions to proved reserves totaled 122 million BOE or approximately 310% of cumulative net production for this period. These reserves were added at an aggregate average cost of $3.04 per BOE. This activity excludes reserves added as a result of our acquisition activities. Reserve additions related solely to our acquisition activities totaled 58 million BOE and were added at an aggregate average cost of $1.11 per BOE.

  The properties in our four core areas represent approximately 99% of total proved reserves at December 31, 2000. These properties were previously owned and operated by major integrated oil and natural gas companies and are comprised of underdeveloped crude oil properties that we believe to have significant upside potential that can be evaluated through development and exploitation activities. During 2001, we estimate that we will spend approximately $120.0 million on the development and exploitation of our upstream crude oil and natural gas properties. Approximately $100.0 million or 85% of these capital expenditures are earmarked for exploitation projects in California. The 2001 capital program incorporates the results of various analyses and field studies performed over the last few years and includes the drilling and completion of approximately 217 total wells, including 56 injection wells. In addition, we plan to construct a gas processing plant and a water processing plant at the Arroyo Grande field in California. Activities to be conducted include a variety of primary, secondary and tertiary recovery projects that we believe will expand our proved developed reserve base, offset normal production decline and potentially generate a year-over-year production increase of approximately 10%.

  Set forth below is a discussion of our upstream properties.

  Current Exploitation Projects

  The following table sets forth certain information with respect to our crude oil and gas properties (dollars in millions):

                                                        California Properties
                                           -------------------------------------------------
                                                                          Arroyo              Sunniland   Illinois     Point
                                            LA Basin       Montebello    Grande (4) Mt. Poso    Trend       Basin     Arguello
                                           ------------   -------------  ---------- --------- ----------- ---------- -----------
Year(s) Acquired                                   1992        1997        1997        1998    1993/1994      1995      1999
Year(s) Discovered                            1924-1966        1917        1906        1926    1943-1978      1905      1981
Proved reserves at acquisition - MMBOE             17.7        23.3        19.9         7.7          5.0      17.3       6.4

Cumulative from acquisition date:
Direct acquisition, development and
  exploitation capital spent                   $    198.4  $   57.8   $    34.8      $  25.6     $  87.0    $   86.7  $   8.1
Production - MMBOE                                   30.1       2.3         1.8          0.8         9.7         6.2      2.3
Cumulative gross margin (1)                    $    248.9  $   16.9   $     9.4      $   8.0     $  58.8    $   62.3  $  13.1
Aggregate reserve addition cost                $     1.54  $   2.31   $    0.55      $  3.50     $  3.05    $   2.92  $  1.08

As of December 31, 2000:
Proved Reserves - MMBOE                              98.8(2)   22.7        61.9          6.5        18.8        23.5      5.2
Proved Developed Reserves - MMBOE                    71.7       9.1         5.1          4.3        17.9        19.6      4.5
Future Net Revenues (3)                        $  2,010.8  $  266.1   $   104.0      $  60.8     $  53.8    $  333.0  $  44.8
Pre-tax Present Value of Proved Reserves (3)   $    929.6  $  113.0   $    38.0      $  38.0     $  41.2    $  133.1  $  38.8
% Pre-tax Present Value of
  Proved Developed Reserves                            77%       53%         82%          77%         90%         85%      85%
2000 Unit Gross Margin                         $    12.86  $  10.03   $    7.65      $ 11.00     $  0.95    $  10.70  $  6.05

Estimated development and exploitation
  capital budgeted in 2001                     $     54.7  $   13.7   $    14.2      $   9.5     $   6.6    $   14.3  $   7.0

                                                     Footnotes on following page

-----------------
(1)  Represents revenues less production expenses from date of acquisition.
(2) We own a 100% working interest in the L.A. Basin properties. A 50% net profits interest attaches to the net proceeds from approximately 7.4 million barrels of our proved reserves in the L.A. Basin at December 31, 2000.
(3) We have reduced the pre-tax present value of proved reserves and the future net revenues of certain properties to reflect applicable abandonment costs and with respect to the LA Basin Properties, a net 50% profits interest owned by a third party.
(4) High gas prices at December 31, 2000, had the impact of decreasing the value of the Arroyo Grande field, where we purchase gas to fuel steam generators. Future net revenues and the Present Value of Proves Reserves for the Arroyo Grande field at December 31, 2000, pro forma, to reflect the same crude oil prices and natural gas prices and related differentials as were used to price the value of the reserves at December 31, 1999 were $750.1 and $303.1 million respectively.

  Onshore California Properties. In 1992, we acquired Stocker Resources, a sole purpose company formed in 1990 to acquire substantially all of Chevron USA's producing crude oil properties in the LA Basin. These interests included the Inglewood, East Beverly Hills, San Vicente and South Salt Lake fields. Following the initial acquisition, we expanded our holdings in this area by acquiring additional interests within the existing fields, including all of Texaco Exploration and Production, Inc.'s interest in the Vickers Lease which further consolidated our holdings in the Inglewood field. We refer to all of our properties in the LA Basin acquired prior to 1997 collectively as the LA Basin Properties. The LA Basin Properties consist of crude oil reserves discovered at various times between 1924 and 1966. We have performed various exploitation activities, including drilling additional production and injection wells, returning previously marginal wells to economic production, optimizing pre-existing waterflood operations, initiating new waterfloods, improving artificial lift, increasing the capacity and efficiency of facilities, upgrading facilities to maintain regulatory compliance, reducing unit production expenses and improving marketing margins. Additionally, we continuously update and perform technical studies to identify new investment opportunities on these properties. Through these acquisition and exploitation activities, our net average daily production from this area has increased from approximately 6,700 BOE per day in 1992 to an average of 11,000 BOE per day during the fourth quarter of 2000.

  Planned exploitation activities for the LA Basin Properties include:

 . optimize and increase the inventory of opportunities at the Inglewood Field, the largest field, by developing a 3-D reservoir model;

 . drilling additional wells to better define field limits of the western portion of the East Beverly Hills structure;

 . development of a 3-D reservoir model of the East Beverly Hills field to assist with the planning and implementation of a Hauser zone waterflood in the western area and to further realign Hauser zone injection in the eastern part of the field;

 . drilling additional wells at the San Vicente field to further develop the Hay interval; and

 . evaluation of initiating water injection in the Hay zone at the San Vicente field and the Ogden zone at the East Beverly Hills field.

  Exploitation activity on the South Salt Lake field included the commencement of gas injection in late 1999. Production response to injection has been favorable but due to high gas prices, we have suspended gas injection and are selling our gas production to maximize near-term cash flows. We will continue to evaluate the injection program to optimize cash flow by either continuing gas sales or reinitiating injection to increase oil revenues.

  During 1997 and 1998 we expanded our operations in the LA Basin with the acquisition of the Montebello field, and expanded into other California areas with the acquisition of the Arroyo Grande and Mt. Poso fields. Combined, these three fields added approximately 50.9 million BOE to our proved reserves at the acquisition dates.

  In March 1997, we completed the acquisition of Chevron's interest in the Montebello field for approximately $25.0 million, effective February 1, 1997. The assets acquired consisted of a 100% working interest and a 99.2% net revenue interest in 55 producing crude oil wells and related facilities and approximately 450 acres of surface fee land. The Montebello field is located approximately 15 miles from our existing LA Basin operations. Our net average daily production from this field has increased from approximately 930 BOE per day at the acquisition date to approximately 1,900 BOE per day during the fourth quarter of 2000. Since the date of acquisition, we have drilled a total of 31 producing wells and 16 injection wells. During 2000, we deferred substantially all capital investment activities at Montebello to evaluate the current reservoir information provided by these wells and prepare a comprehensive waterflood development plan. The opportunities identified by this study are scheduled to be substantially implemented during the next two years by the drilling of up to 25 producing and 43 injection wells. Aggregate water injection is forecasted to rise during the next 2 to 3 years from around 40,000 barrels to 75,000 barrels per day as a result of this multi-year development program.

  In November 1997, we acquired a 100% working interest and a 97% net revenue interest in the Arroyo Grande field which is located in San Luis Obispo County, California from subsidiaries of Shell Oil Company ("Shell"). The Arroyo Grande field was discovered in 1906 and has produced approximately 12 MMBOE (100% crude oil) or approximately 5% of the estimated original crude oil in place. The assets acquired included surface and development rights to approximately 1,000 acres included in the 1,500 acre unit. The field is under continuous steam injection and at the acquisition date, was producing approximately 1,600 BOE per day (approximately 1,500 BOE net to our interest) of 14 degree API gravity crude oil from 70 wells. The aggregate consideration for the Arroyo Grande field consisted of (1) rights to a non-producing property interest conveyed to Shell,
(2) the issuance of 46,600 shares of Series D Cumulative Convertible Preferred Stock with an aggregate stated value of $23.3 million, and (3) a five-year warrant to purchase 150,000 shares of our common stock at $25.00 per share. No proved reserves had been assigned to the rights to the property interest conveyed. Our net average daily production from this field was approximately 1,600 BOE per day during the fourth quarter of 2000. Since acquiring this property we have drilled additional wells to downsize the thermal development pattern from 5 acres to 1.25 acres, and realigned steam injection within the previously developed area.

  Planned exploitation activities for the Arroyo Grande field include:

 . a multi-year drilling program to expand the area under continuous steam injection by developing additional 1.25 acre patterns;

 . construction of a gas processing plant that will allow us to utilize produced gas as a fuel source and mitigate purchases of third party gas; and

 . evaluation of the feasibility to construct a reverse osmosis facility to process produced water to provide an alternative to reinjecting this water into the producing formation, and thereby enhance the efficiency of the thermal recovery process.

  During 1998, we acquired the Mt. Poso field from Aera Energy LLC for approximately $7.7 million. The field is located approximately 27 miles north of Bakersfield, California, in Kern County. At acquisition, the field was producing 900 BOE per day of 15 - 17 degree API gravity crude and added approximately 7.7 MMBOE to our proved reserves. Our net average daily production from this field was approximately 1,900 BOE per day during the fourth quarter of 2000. Since acquisition, we have undertaken an aggressive recompletion and drilling program targeting the Pyramid Hills formation.

  Planned exploitation activities for the Mt. Poso field include:

 .  full development of the updip area on 2.5 acre spacing;

 . a pilot drilling project to determine the feasibility to further decrease the spacing to 1.25 acres; and

 . expansion of the pilot air injection enhanced oil recovery ("EOR") project by increasing injection almost five fold.

  Sunniland Trend Properties. We have a 100% working interest in five producing fields located in the Sunniland Trend in South Florida that were previously owned and operated by Exxon Mobil Corporation. We acquired 50% of our interest in the properties in 1993 and the remaining 50% in 1994. At the time of our initial acquisition, production net to our interest was approximately 900 BOE per day (100% crude). As a result of increasing our interest to 100%, development drilling on the property, and the implementation of exploitation activities designed primarily to repair failed wells and to increase the fluid lift capacity of certain wells, our net production peaked at an annual average of 5,300 BOE per day in 1997. During 2000, production from this area averaged 1,900 BOE per day. The production decrease is primarily due to the effects of natural decline. In late 2000, production commenced from a horizontal well drilled to evaluate a prospective structural extension at the Raccoon Point Field. This area was identified by a 14.4 square-mile 3-D seismic survey we acquired in late 1999. The test well has produced steadily at a net rate of 400 BOE per day since completion in December 2000. We believe there is a potential for increased crude oil production if we are successful in de-watering the reservoir. We may drill additional wells to further develop the structure.

  Illinois Basin Properties. In December 1995, we acquired all of Marathon Oil Company's producing and nonproducing upstream crude oil and natural gas assets in the Illinois Basin for approximately $51.5 million. Our initial exploitation plan for the Illinois Basin Properties included improving the unit gross margin by decreasing unit production expenses and increasing price realizations. Unit production expenses for these properties, which averaged $12.00 per BOE in the fourth quarter of 1995, averaged approximately $9.42 per BOE during 2000. Our net average daily production from this property was approximately 2,800 BOE per day (100% crude) during 2000.

  Planned exploitation for the Illinois Basin Properties include:

 .  drilling approximately 50 infill wells; and

 . feasibility evaluation and potential implementation of a pilot program to field test an alkaline-surfactant-polymer ("ASP") EOR process.

  California Outer Continental Shelf ("OCS") Properties. In July 1999, Arguello Inc., our wholly owned subsidiary, acquired Chevron's interests in the Point Arguello Project for approximately $1.0 million. The acquisition, which was funded from our working capital, had an effective date of July 1, 1999. The interests acquired include Chevron's 26.3% working interest in the Point Arguello Unit, its 26.3% interest in various partnerships owning the associated transportation, processing and marketing infrastructure, and Chevron's 26.3% right to participate in the adjacent Rocky Point Unit. We assumed Chevron's 26.3% share of (1) plugging and abandoning all existing well bores, (2) removing conductors, (3) flushing hydrocarbons from all lines and vessels and (4) removing/abandoning all structures, fixtures and conditions created subsequent to closing. Chevron retained the obligation for all other abandonment costs, including but not limited to (1) removing, dismantling and disposing of the existing offshore platforms, (2) removing and disposing of all existing pipelines and (3) removing, dismantling, disposing and remediation of all existing onshore facilities. Arguello Inc. is the operator of record for the Point Arguello Unit and has entered into an outsourcing agreement with a unit of Torch Energy Advisors for the conduct of nonsupervisory field operations, certain staff level professionals and substantially all administrative services. In November 2000, Arguello was also named the operator of record for the Rocky Point Unit. At acquisition, gross production from the field was approximately 20,100 BOE per day (approximately 5,200 BOE per day, net to our interest) from 25 wells located on 3 offshore platforms. The acquisition added approximately
6.4 MMBOE (100% crude) to our proved reserves. Our net average daily production from this property was approximately 4,100 BOE per day during the fourth quarter of 2000.

  Planned exploitation activities for Point Arguello include:

 . completion of the initial interpretation of three merged and reprocessed 3-D seismic surveys across Point Arguello and the nearby Rocky Point structures and integrating the geophysical data with the subsurface control to develop a cohesive 3-D structural model;

 . integration of historical down-hole fluid production profiles into the 3-D structural model to potentially identify prospective underdeveloped areas which may have been prematurely abandoned;

 .  initiation of a pilot program to drill horizontal wells to evaluate the Upper
   Monterey zone, an interval which has produced sporadically at Point Arguello with conventional wellbore drilling techniques;

 . increasing fluid production rates from existing wells to potentially reduce natural decline and develop incremental reserves;

 .  seeking regulatory approval to allow near-term development of the adjacent
   Rocky Point Unit by drilling extended-reach wells from the Point Arguello platforms. While several critical regulatory permits and other agreements remain to be finalized, and a larger rig must be procured, we believe drilling of Rocky Point could occur around mid-year 2002; and

 . reactivating cogeneration units at the onshore processing facility to sell up to 3.6 megawatts (net) of electricity.

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

  We believe that attractive acquisition opportunities that fit our criteria will continue to be made available by both major and independent oil companies. In addition to more typical acquisitions, we also intend to pursue joint ventures and strategic alliances that provide us the opportunity to use our exploitation and operating skills and our capital without acquiring the entire property interest. While we are continually evaluating such opportunities, there can be no assurance that any of these efforts will be successful. Our ability to continue to acquire attractive properties may be adversely affected by:

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

 . the segment of the All American Pipeline that extends approximately 140 miles from Las Flores, California to Emidio, California. the San Joaquin Valley Gathering System in California;

 .  the San Joaquin Valley Gathering System in California;

 .  the West Texas Gathering System, the Spraberry Pipeline System, and the East
   Texas Pipeline System, which are all located in Texas;

 .  the Sabine Pass Pipeline System in southwest Louisiana and southeast Texas;

 .  the Ferriday Pipeline System in eastern Louisiana and western Mississippi;
   and

 .  the Illinois Basin Pipeline System in southern Illinois.

  Consistent with our publicly announced intention to expand operations into Canada, we are pursuing the acquisition of certain Canadian assets in two separate transactions for aggregate consideration of approximately $200.0 million. See "Midstream Acquisitions and Dispositions".

UNAUTHORIZED TRADING LOSSES

 Background

  In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in a loss of approximately $174.0 million, which includes associated costs and legal expenses. A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred from March through November 1999, and the impact warranted a restatement of previously reported financial information for 1999 and 1998. Approximately $7.1 million of the unauthorized trading losses was recognized in 1998 and the remainder in 1999. In 2000, we recognized an additional $8.0 million charge for litigation related to the unauthorized trading losses.

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

 . The procedures provide a system to educate each employee who is involved, directly or indirectly, in PAA's crude oil transaction activities with respect to policies and procedures, and impose an obligation to notify the Risk Manager (an independent function that reports directly to the Chief Financial Officer) directly of any questionable transactions or failure of others to adhere to the policies, practices and procedures.

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

 Effects of the Loss

  The unauthorized trading and associated losses resulted in a default of certain covenants under PAA's then-existing credit facilities and significant short-term cash and letter of credit requirements. In December 1999, PAA executed amended credit facilities and obtained default waivers from all of its lenders. PAA paid approximately $13.7 million to its lenders in connection with the amended credit facilities. In connection with the amendments, we loaned approximately $114.0 million to PAA. We financed the $114.0 million that we loaned PAA with:

 . the issuance of a new series of our Series F preferred stock for proceeds of $50.0 million;

 . cash distributions of approximately $9.0 million made in November 1999 to PAA's general partner; and

 .  $55.0 million of borrowings under our revolving credit facility.

  On May 8, 2000, PAA entered into new bank credit agreements to refinance their existing bank debt and repay the $114.0 million owed to us. The new bank credit agreements also provide PAA with additional flexibility for working capital, capital expenditures and other general corporate purposes. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

  Although one of our wholly owned subsidiaries is the general partner of and owns 54% of PAA, the trading losses do not affect the operations or assets of our upstream business. The debt of PAA is nonrecourse to us. In addition, our indirect ownership in PAA does not collateralize any of our credit facilities. Our $225.0 million credit facility is collateralized by our oil and natural gas properties.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of PAA's suppliers and trading partners reduced or eliminated the open credit previously extended to PAA. Consequently, the amount of letters of credit PAA needed to support the level of its crude oil purchases then in effect increased significantly. Some of PAA's purchase contracts were terminated. As a result of these changes, aggregate volumes purchased have declined from an average of 528,000 barrels per day for the fiscal quarter preceding the trading loss to an average of 302,000 barrels per day in the fourth quarter of 2000. Approximately 72,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 154,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual Adjusted EBITDA and net income for 2000 was adversely affected by approximately $6.0 million and $2.1 million, respectively, excluding the positive impact of current favorable market conditions.

  After the public announcement of the trading losses, class action lawsuits were filed against us and PAA. Derivative lawsuits have also been filed in the United States District Court of the Southern District of Texas and the Delaware Chancery Court, Newcastle County. We and PAA reached an agreement to settle all of the class actions and the Delaware derivative action. See Item 3. - "Legal Proceedings".

 MIDSTREAM ACQUISITIONS AND DISPOSITIONS

  Consistent with our publicly announced intention to expand operations into Canada, we are pursuing the acquisition of certain Canadian assets in two separate transactions for aggregate consideration of approximately $200.0 million. Set forth below is a brief description of the acquisitions.

  Murphy Oil Company Ltd. Midstream Operations

  On March 1, 2001, PAA signed an agreement to purchase substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. ("Murphy") for approximately $155.0 million in cash, plus an additional cash payment, to be determined prior to closing in accordance with the agreement, for excess inventory in the systems (estimated to be approximately $5.0 million). The principal assets to be acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, and approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of linefill, as well as a currently inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation.

  Murphy has agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

  Certain of the principal assets include:

 . Manito Pipeline - A 100% ownership interest in a 101-mile crude oil line and a parallel 101-mile condensate line that connects the North-Saskatchewan Pipeline and multiple gathering lines to the Enbridge system at Kerrobert, Saskatchewan. The Enbridge system is a 1.9 million barrel per day pipeline that transports liquid hydrocarbons from the oilfields of Western Canada to refineries and markets in Eastern Canada and the Midwestern U.S. The Manito line is located in the Canadian province of Saskatchewan near the Alberta border and has current throughput of approximately 80,000 barrels per day.

 . Cactus Lake/Bodo Pipeline - Varying interests from 13.125% to 76.25% in a 55-mile crude oil line and a parallel 55-mile condensate line, which connect to the terminal at Kerrobert. Current throughput approximates 39,000 barrels per day.

 . Milk River Pipeline - A 100% ownership in three parallel 11-mile lines connecting the Bow River Pipeline in Alberta to the Cenex Pipeline at the U.S. border. Current throughput approximates 90,000 barrels per day.

  Canadian Marketing Assets

  PAA has entered into a letter of intent to purchase the assets of a Canadian marketing company. The expected purchase price is approximately $43.0 million, of which approximately $18.0 million will be subject to certain performance targets. The marketing company currently generates annual EBITDA of approximately $10.0 million, gathering approximately 75,000 barrels per day of crude oil and marketing approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 100,000 barrel tank facility and working capital of approximately $8.5 million.

  Initial financing for the acquisitions will be provided via an expansion of PAA's existing revolving credit, letter of credit and inventory facility. The expanded facility will initially be underwritten by Fleet Boston and will consist of a $100.0 million five-year term loan and a $30.0 million revolving credit facility that will expire in April 2005. Consistent with PAA's stated policy of maintaining a strong capital structure by funding acquisitions with a balance of debt and equity, PAA intends to refinance a portion of its bank facility with proceeds from future bond and equity financings.

  We intend to create and establish a midstream crude oil presence in Canada that is similar to our existing operations in the U.S. By using the knowledge and skills developed in our U.S. operations, we hope to generate attractive financial returns in the Canadian market through exploiting existing inefficiencies, while attempting to improve revenues and margins on our acquired pipeline, terminalling and gathering assets. These assets complement our current activities and enhance our ability to service the needs of refiners in the U.S. Midwest. The completion of both transactions, while independent of one another, will provide us with direct access to substantial Canadian wellhead volumes via gathering and pipeline systems and strategically located terminal and storage assets.

  Scurlock Acquisition

  On May 12, 1999, we completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and closing and financing costs, the cash purchase price was approximately $141.7 million. Financing for the acquisition was provided through $117.0 million of borrowings and the sale of 1.3 million Class B Units to the general partner for total cash consideration of $25.0 million.

  Scurlock, previously a wholly owned subsidiary of Marathon Ashland Petroleum, was engaged in crude oil transportation, gathering and marketing. The assets acquired included approximately 2,300 miles of active pipelines, numerous storage terminals and a fleet of trucks. The largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets we acquired also included approximately one million barrels of crude oil linefill.

 West Texas Gathering System Acquisition

  On July 15, 1999, we completed the acquisition of the West Texas Gathering System from Chevron Pipe Line Company for approximately $36.0 million. Financing for the amounts paid at closing was provided by a draw under a previous credit facility of PAA. The assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines, and approximately 2.9 million barrels of tankage located along the system.

 All American Pipeline Linefill Sale and Asset Disposition

  In March 2000, we sold to a unit of El Paso Corporation ("El Paso") for $129.0 million the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. Except for minor third-party volumes, one of our subsidiaries, Plains Marketing, L.P., was the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. We realized net proceeds of approximately $124.0 million after the associated transaction costs and estimated costs to remove equipment. We used the proceeds from the sale to reduce the outstanding debt of PAA. We recognized a gain of approximately $20.1 million in connection with the sale.

  We had suspended shipments of crude oil on this segment of the pipeline in November 1999. At that time, we owned approximately 5.2 million barrels of crude oil in the segment of the pipeline. We sold this crude oil from November 1999 to February 2000 for net proceeds of approximately $100.0 million, which were used for working capital purposes. We recognized gains of approximately $28.1 million and $16.5 million in 2000 and 1999, respectively, in connection with the sale of the linefill.

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

 All American Pipeline

  The segment of the All American Pipeline that we retained following the sale of the line to El Paso is a common carrier crude oil pipeline system that transports crude oil produced from fields offshore and onshore California to locations in California (see " - All American Pipeline Linefill Sale and Asset Disposition"). This segment is subject to tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") (see " - Regulation - Transportation of Crude Oil"). As a common carrier, the All American Pipeline offers transportation services to any shipper of crude oil, provided that the crude oil tendered for transportation satisfies the conditions and specifications contained in the applicable tariff. As a result, we transport both our own crude oil and crude oil owned by third parties on the All American Pipeline.

  We currently operate the segment of the system that extends approximately 10 miles from ExxonMobil's onshore facilities at Las Flores on the California coast to our onshore facilities at Gaviota, California (24 inch diameter pipe) and continues from Gaviota approximately 130 miles to our station in Emidio, California (30-inch pipe). Between Gaviota and our Emidio Station, the All American Pipeline interconnects with our SJV Gathering System as well as various third party intrastate pipelines, including the Unocap Pipeline System, Pacific Pipeline, and a pipeline owned by EOTT Energy Partners, L.P.

  System Supply. The All American Pipeline currently transports OCS crude oil received at the onshore facilities of the Santa Ynez field at Las Flores, California and the onshore facilities of the Point Arguello field located at Gaviota, California.

  ExxonMobil, which owns all of the Santa Ynez production, Texaco and Sun Operating L.P., which together own approximately 25% of the Point Arguello production, have entered into transportation agreements committing to transport all of their production from these fields on our retained segment of the All American Pipeline. These agreements, which expire in August 2007, provide for a minimum tariff with annual escalations. At December 31, 2000, the tariffs averaged $1.41 per barrel for deliveries to connecting pipelines in California. The tariff was increased by 10% effective January 1, 2001. The agreements do not require these owners to transport a minimum volume. The producers from the Point Arguello field who do not have contracts with us have no other means of transporting their production and, therefore, ship their volumes on the All American Pipeline at the posted tariffs. For the year ended December 31, 2000, approximately $24.6 million, or 18%, of PAA's gross margin was attributable to the Santa Ynez field and approximately $7.8 million, or 6%, was attributable to the Point Arguello field. Transportation of volumes commenced from the Point Arguello field on the All American Pipeline in 1991 and from the Santa Ynez field in 1994.

  The table below sets forth the historical volumes received from both of these fields.

                                                                     Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                         2000    1999    1998    1997    1996    1995    1994    1993     1992    1991
                                         ------  ------  ------  ------  ------  ------  ------  ------  ------- -------
                                                                      (barrels in thousands)
Average daily volumes received from:
  Point Arguello (at Gaviota)               18      20      26      30      41      60      73      63       47      29
  Santa Ynez (at Las Flores)                56      59      68      85      95      92      34       -        -       -
                                         ------  ------  ------  ------  ------  ------  ------  ------  ------- -------
    Total                                   74      79      94     115     136     152     107      63       47      29
                                         ======  ======  ======  ======  ======  ======  ======  ======  ======= =======


  A wholly owned subsidiary of ours is the operator of record for the Point Arguello Unit. All of the volumes attributable to our interests are committed for transportation on the All American Pipeline and are subject to our Marketing Agreement with PAA. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. As operator of Point Arguello, we are conducting additional drilling and other activities on this field, but we cannot assure you that these activities will affect the production decline.

  San Joaquin Valley Supply. The San Joaquin Valley is one of the most prolific oil producing regions in the continental United States, producing approximately 568,000 barrels per day of crude oil during the first nine months of 2000 which accounted for approximately 68% of total California production and 12% of the total production in the lower 48 states.

  The following table reflects the historical production for the San Joaquin Valley as well as total California production (excluding OCS volumes) as reported by the California Division of Oil and Gas.

                                     2000 (1)  1999    1998   1997   1996    1995   1994   1993    1992   1991
                                     --------- ------ ------- ------ ------ ------- ------ ------ ------- ------
                                                              (barrels in thousands)
Average daily volumes:
  San Joaquin Valley production (2)   568       562    592      584    579     569    578    588     609    634
  Total California production
      (excluding OCS volumes)         739       734    781      781    772     764    784    803     835    875

----------
(1)  Reflects information through September 2000.
(2)  Consists of production from California Division of Oil and Gas District IV.

  System Demand. Deliveries from the All American Pipeline are made to California refineries through connections with third-party pipelines at Sisquoc, Pentland and Emidio. Deliveries at Mojave were discontinued in the second quarter of 1999, and volumes previously delivered to Mojave are delivered to Emidio.

  The following table sets forth All American Pipeline average deliveries per day within California.

                                                   Year Ended December 31,
                                        ----------------------------------------------
                                         2000      1999     1998      1997      1996
                                        --------  -------  --------  --------  -------
                                                   (barrels in thousands)
Average daily volumes delivered to:
  Sisquoc                                   25       27        24        21       17
  Pentland                                  49       52        69        74       71
  Mojave                                     -        7        22        32        6
  Emidio                                    41       15         -         -        -
                                      --------  -------  --------  --------  -------
    Total                                  115      101       115       127       94
                                      ========  =======  ========  ========  =======

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

                                        Year Ended December 31,
                                  ---------------------------------------
                                   2000    1999    1998    1997    1996
                                  ------- -------  ------  ------  ------
                                         (barrels in thousands)

     Total average daily volumes    60       84      85      91      67

 West Texas Gathering System

  We purchased the West Texas Gathering System from Chevron Pipe Line Company in July 1999 for approximately $36.0 million. The West Texas Gathering System is a common carrier crude oil pipeline system located in the heart of the Permian Basin producing area. The West Texas Gathering System has lease gathering facilities in Crane, Ector, Upton, Ward and Winkler counties. In the aggregate, these counties have produced on average in excess of 150,000 barrels per day of crude oil over the last four years. The West Texas Gathering System was originally built by Gulf Oil Corporation in the late 1920's, expanded during the late 1950's and updated during the mid 1990's. The West Texas Gathering System provides us with considerable flexibility, as major segments are bi-directional and allow us to move crude oil between three of the major trading locations in West Texas. Total system volumes were approximately 75,000 barrels per day in 2000.

  Lease volumes gathered into the system average approximately 50,000 barrels per day. Chevron USA has agreed to transport its equity crude oil production from fields connected to the West Texas Gathering System on the system through July 2011 (currently representing approximately 20,000 barrels per day, or 40% of total system gathering volumes and 27% of the total system volumes). Other large producers connected to the gathering system include Burlington Resources, Devon Energy, Anadarko, Altura, Bass, and TotalFinaElf. Volumes from connecting carriers, including ExxonMobil, Phillips and Unocal, average approximately 47,000 barrels per day. Our West Texas Gathering System has the capability to transport approximately 190,000 barrels per day. At the time of the acquisition, truck injection stations were limited and provided less than 1,000 barrels per day. We have installed 16 truck injection stations on the West Texas Gathering System since the acquisition. Our trucks are used to pick up crude oil produced in the areas adjacent to the West Texas Gathering System and deliver these volumes into the pipeline. These additional injection stations have allowed us to reduce the distance of our truck hauls in this area, increase the utilization of our pipeline assets and reduce our operating costs. Volumes received from truck injection stations were increased to 16,000 barrels per day by the fourth quarter of 2000. The West Texas Gathering System also includes approximately 2.9 million barrels of tank capacity located along the pipeline system.

 Spraberry Pipeline System

  The Spraberry Pipeline System, acquired in the Scurlock acquisition, is a proprietary pipeline system that gathers crude oil from the Spraberry Trend of West Texas and transports it to Midland, Texas, where it interconnects with the West Texas Gathering System and other pipelines. The Spraberry Pipeline System consists of approximately 800 miles of pipe of varying diameter, and has a throughput capacity of approximately 50,000 barrels of crude oil per day. The Spraberry Trend is one of the largest producing areas in West Texas, and we are one of the largest gatherers in the Spraberry Trend. The Spraberry Pipeline System gathers approximately 39,000 barrels per day of crude oil. Large suppliers to the Spraberry Pipeline System include Coast Energy and Pioneer Natural Resources. The Spraberry Pipeline System also includes approximately 173,000 barrels of tank capacity located along the pipeline.

 Sabine Pass Pipeline System

  The Sabine Pass Pipeline System, acquired in the Scurlock acquisition, is a common carrier crude oil pipeline system. The primary purpose of the Sabine Pass Pipeline System is to gather crude oil from onshore facilities of offshore production near Johnson's Bayou, Louisiana, and deliver it to tankage and barge loading facilities in Sabine Pass, Texas. The Sabine Pass Pipeline System consists of approximately 34 miles of pipe ranging from 4 to 6 inches in diameter and has a throughput capacity of approximately 26,000 barrels of Louisiana light sweet crude oil per day. For the year ended December 31, 2000, the system transported approximately 16,000 barrels of crude oil per day. The Sabine Pass Pipeline System also includes 245,000 barrels of tank capacity located along the pipeline.

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

 East Texas Pipeline System

  The East Texas Pipeline System, acquired in the Scurlock acquisition, is a proprietary crude oil pipeline system that is used to gather approximately 15,000 barrels per day of crude oil in East Texas and to transport approximately 24,000 barrels per day of crude oil to Crown Central's refinery in Longview, Texas. The deliveries to Crown Central are subject to a throughput and deficiency agreement, which extends through 2004. The East Texas Pipeline System also includes approximately 221,000 barrels of tank capacity located along the pipeline.

 Illinois Basin Pipeline System

  The Illinois Basin Pipeline System, acquired in the Scurlock acquisition, consists of common carrier pipeline and gathering systems and truck injection facilities in southern Illinois. The Illinois Basin Pipeline System consists of approximately 170 miles of pipe of varying diameter and delivers approximately 10,000 barrels per day of crude oil to third-party pipelines that supply refiners in the Midwest. During 2000, approximately 3,300 barrels per day of the supply on this system are from fields operated by us.

 TERMINALLING AND STORAGE ACTIVITIES AND GATHERING AND MARKETING ACTIVITIES

  Terminalling and Storage Activities

  We own approximately 9.8 million barrels of terminalling and storage assets, including tankage associated with our pipeline and gathering systems. Our storage and terminal operations increase the margins in our business of purchasing and selling crude oil and also generate revenue through a combination of storage and throughput charges to third parties. Storage fees are generated when we lease tank capacity to third parties. Terminalling fees, also referred to as throughput fees, are generated when we receive crude oil from one connecting pipeline and redeliver crude oil to another connecting carrier in volumes that allow the refinery to receive its crude oil on a ratable basis throughout a delivery period. Both terminalling and storage fees are generally earned from:

 .  refiners and gatherers that segregate or custom blend crudes for refining feedstocks;
 .  pipeline operators, refiners or traders that need segregated tankage for foreign cargoes;
 . traders who make or take delivery under NYMEX contracts; and . producers and resellers that seek to increase their marketing alternatives.

  The tankage that is used to support our arbitrage activities positions us to capture margins in a contango market (when the oil prices for future deliveries are higher than current prices) or when the market switches from contango to backwardation (when the oil prices for future deliveries are lower than current prices).

  Our most significant terminalling and storage asset is our Cushing Terminal. The terminal was constructed in 1993, and expanded by approximately 50% in 1999, to capitalize on the crude oil supply and demand imbalance in the Midwest. The imbalance was caused by the continued decline of regional production supplies, increasing imports and an inadequate pipeline and terminal infrastructure. The Cushing Terminal is also used to support and enhance the margins associated with our merchant activities relating to our lease gathering and bulk trading activities.

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

  As a result of incorporating these attributes into the design of the Cushing Terminal, we believe we are favorably positioned to serve the needs of Midwest refiners, to handle an increase in varieties of crude transported through the Cushing Interchange.

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

  The following table sets forth throughput volumes for our terminalling and storage operations, and quantity of tankage leased to third parties from 1996 through 2000 (in thousands):

                                                                        Year Ended December 31,
                                                               -------------------------------------------
                                                                2000     1999     1998     1997     1996
                                                               -------- -------- -------- -------- -------
Throughput volumes (average daily volumes):
  Cushing Terminal                                                  59       72       69       69      56
  Ingleside Terminal                                                 8       11       11        8       3
                                                              -------- -------- -------- -------- -------
    Total                                                           67       83       80       77      59
                                                               ======== ======== ======== ======== =======
Storage leased to third parties (average monthly volumes):
  Cushing Terminal                                               1,437    1,743      890      414     203
  Ingleside Terminal                                               220      232      260      254     211
                                                              -------- -------- -------- -------- -------
    Total                                                        1,657    1,975    1,150      668     414
                                                              ======== ======== ======== ======== =======


  Gathering and Marketing Activities

  Our gathering and marketing activities are conducted in 23 states; however, the vast majority of those activities are in Texas, Louisiana, California, Illinois and the Gulf of Mexico. These activities include:

  . purchasing crude oil from producers at the wellhead and in bulk from aggregators at major pipeline interconnects and trading locations;

  . transporting this crude oil on our own proprietary gathering assets or, when necessary or cost effective, assets owned and operated by third parties;

  . exchanging this crude oil for another grade of crude oil or at a different geographic location, as appropriate, in order to maximize margins or meet contract delivery requirements; and

  . marketing crude oil to refiners or other resellers.

  We purchase crude oil from many independent producers and believe that we have established broad-based relationships with crude oil producers in our areas of operations. For the year ended December 31, 2000, we purchased approximately 236,000 barrels per day of crude oil directly at the wellhead from more than 3,100 producers from approximately 19,400 leases. We purchase crude oil from producers under contracts that range in term from a thirty-day evergreen to three years. Gathering and marketing activities are characterized by large volumes of transactions with lower margins relative to pipeline and terminalling and storage operations.

  In the period immediately following the disclosure of the unauthorized trading losses in 1999, a significant number of PAA's suppliers and trading partners reduced or eliminated the open credit previously extended to PAA. Consequently, the amount of letters of credit PAA needed to support the level its crude oil purchases then in effect increased significantly. In addition, the cost to PAA of letters of credit increased under their credit facility. Some of PAA's purchase contracts were terminated. As a result of these changes, aggregate volumes purchased have declined from an average of 499,000 barrels per day for the fiscal quarter preceding the trading loss to an average of 275,000 barrels per day in the fourth quarter of 2000. Approximately 70,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 154,000 barrels per day is attributable to bulk purchases. See "Unauthorized Trading Losses".

  The following table shows the average daily volume of our lease gathering and bulk purchases from 1996 through 2000.

                                  Year Ended December 31,
                        ------------------------------------------------
                          2000     1999 (1)   1998      1997      1996
                        --------  ---------  -------  --------  --------
                                   (barrels in thousands)

Lease gathering              236        239       88        71        59
Bulk purchases                28        138       98        49        32
                        --------   --------  -------   -------   -------
  Total volumes              264        377      186       120        91
                        ========   ========  =======   =======   =======
----------
(1)  Includes volumes from Scurlock Permian since May 1, 1999.

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

  As we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. From time to time we enter into fixed price delivery contracts, floating price collar arrangements, financial swaps and crude oil futures contracts as hedging devices. Our policy is generally to purchase only crude oil for which we have a market and to structure our sales contracts so that crude oil price fluctuations do not materially affect the gross margin we receive. We do not acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses. In November 1999, we discovered that this policy was violated and we incurred $174.0 million in unauthorized trading losses, which includes estimated associated costs and legal expenses. In 2000, we recognized an additional $8.0 million charge for litigation related to the unauthorized trading losses. See "Unauthorized Trading Losses".

  Risk management strategies, including those involving price hedges using NYMEX futures contracts, have become increasingly important in creating and maintaining margins. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook". Such hedging techniques require significant resources dedicated to managing futures positions. We are able to monitor crude oil volumes, grades, locations and delivery schedules and to coordinate marketing and exchange opportunities, as well as NYMEX hedging positions. This coordination ensures that our NYMEX hedging activities are successfully implemented. We have a Risk Manager that has direct responsibility and authority for our risk policies and our trading controls and procedures and other aspects of corporate risk management.

  Crude Oil Exchanges. We pursue exchange opportunities to enhance margins throughout the gathering and marketing process. When opportunities arise to increase our margin or to acquire a grade of crude oil that more nearly matches our physical delivery requirement or the preferences of our refinery customers, we exchange physical crude oil with third parties. These exchanges are effected through contracts called exchange or buy-sell agreements. Through an exchange agreement, we agree to buy crude oil that differs in terms of geographic location, grade of crude oil or physical delivery schedule from crude oil we have available for sale. Generally, we enter into exchanges to acquire crude oil at locations that are closer to our end markets, thereby reducing transportation costs and increasing our margin. We also exchange our crude oil to be physically delivered at an earlier or later date, if the exchange is expected to result in a higher margin net of storage costs, and enter into exchanges based on the grade of crude oil, which includes such factors as sulfur content and specific gravity, in order to meet the quality specifications of our physical delivery contracts.

  Producer Services. Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through our team of crude oil purchasing representatives, we maintain ongoing relationships with more than 3,100 producers. We believe that our ability to offer high-quality field and administrative services to producers is a key factor in our ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by
us), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of ad valorem and production taxes on behalf of interest owners. In order to compete effectively, we must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds, together with the correct payment of all severance and production taxes associated with such proceeds.

  Credit. Our merchant activities involve the purchase of crude oil for resale and require significant extensions of credit by our suppliers of crude oil. In order to assure our ability to perform our obligations under crude oil purchase agreements, various credit arrangements are negotiated with our crude oil suppliers. Such arrangements include open lines of credit directly with us and standby letters of credit issued under our letter of credit facility. In the period immediately following the disclosure of the 1999 unauthorized trading losses, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. Currently, our letter of credit requirement levels are lower than those levels existing prior to the unauthorized trading losses. See "Unauthorized Trading Losses".

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

OPERATING ACTIVITIES

  See Note 23 in the notes to our consolidated financial statements located elsewhere in this report for information with respect to the operating activities of our upstream and midstream segments.

PRODUCT MARKETS AND MAJOR CUSTOMERS

  Our revenues are highly dependent upon the prices of, and demand for, crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile historically, and are likely to continue to be volatile in the future. The prices we receive for our crude oil and natural gas production and the levels of such production are subject to wide fluctuations and depend on numerous factors beyond our control, including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other crude oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. See "Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook". Almost all of our reserve base (approximately 94% of year-end 2000 reserve volumes) is comprised of crude oil properties that are sensitive to crude oil price volatility.


  Certain of our operations in California that have interruptible electrical contracts have been adversely impacted by electrical service interruptions. We estimate that our oil and gas production for 2000 and the first quarter of 2001 was adversely affected by approximately 43,000 BOE and 45,000 BOE, respectively, as a result of such interruptions. Although under recent regulatory rulings we believe that our operations will only be affected if rolling blackouts occur and we have made operational changes to mitigate the effects of electrical interruptions, there can be no assurance that our operations will not be adversely impacted in the future by the California power market. Although we are not currently experiencing any significant involuntary curtailment of our crude oil or natural gas production, market, logistic, economic and regulatory factors may in the future materially affect our ability to sell our production.

  In order to manage our exposure to price risks in the marketing of our crude oil and natural gas, from time to time we purchase put options, enter into fixed price delivery contracts, floating price collar arrangements, financial swaps and crude oil and natural gas futures contracts as hedging devices. To ensure a fixed price for future production, we may sell a futures contract and thereafter either (1) make physical delivery of our product to comply with such contract or
(2) buy a matching futures contract to unwind our futures position and sell our production to a customer. These same techniques are also utilized to manage price risk for certain production purchased from customers of PAA. Such contracts may expose us to the risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase or deliver the contracted quantities of crude oil or natural gas, or a sudden, unexpected event materially impacts crude oil or natural gas prices. Such contracts may also restrict our ability to benefit from unexpected increases in crude oil and natural gas prices. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" and Item 7a. - "Quantitative and Qualitative Disclosures about Market Risks".

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

  Deregulation of natural gas prices has increased competition and volatility of natural gas prices. Prices received for our natural gas are subject to seasonal variations and other fluctuations. All of our natural gas production is currently sold under various arrangements at spot indexed prices. In certain instances we enter into financial arrangements to hedge our exposure to spot price fluctuations. See Item 2. - "Properties -- Production and Sales" and Item
7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook".

  Customers accounting for more than 10% of consolidated sales (excluding hedging effects) for the periods indicated are as follows:

                                                 Percentage of Consolidated Sales
                                          ------------------------------------------------
                                                      Year Ended December 31,
                                          ------------------------------------------------
Customer                                       2000             1999            1998
                                          ---------------  ---------------  --------------
Marathon Ashland Petroleum (1)                        12%              -               -
Sempra Energy Trading Corporation (1)                  -              22%             27%
Koch Oil Company (1)                                   -              18%             15%

                                           Percentage of Upstream Oil and Gas Sales (2)
                                          ------------------------------------------------

Chevron                                               43%             39%              -
Equiva Trading Company                                23%              -               -
Tosco Refining Company                                 -              19%             50%
Conoco Inc.                                            -              11%              -
Scurlock Permian LLC                                   -               -              17%
Marathon Ashland Petroleum                            13%             16%              -

----------
(1) These customers pertain to our midstream segment. Represents percentage of oil and gas sales revenues, plus marketing, transportation, storage and terminalling revenues.
(2) PAA is the exclusive marketer/purchaser for all our equity crude oil production. These percentages represent the entities that purchased our equity crude production from PAA. We believe that the loss of an individual customer would not have a material adverse effect on our results of operations.

COMPETITION

 Crude Oil and Natural Gas Producing Activities

  Our competitors include major integrated oil and natural gas companies, and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our larger competitors possess and employ financial and personnel resources substantially greater than those available to us. Such companies are able to pay more for productive crude oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.

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

REGULATION

  Our operations are subject to extensive regulations. Many federal, state and local departments and agencies are authorized by statute to issue and have issued laws and regulations binding on the oil industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil industry increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors. Due to the myriad of complex federal, state and local regulations that may affect us, directly or indirectly, you should not rely on the following discussion of certain laws and regulations as an exhaustive review of all regulatory considerations affecting our operations.

 OSHA

  We are subject to the requirements of the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

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

 Pipeline Regulation

  Our petroleum pipelines are subject to regulation by the U.S. Department of Transportation with respect to the design, installation, testing, construction, operation, replacement, and management of pipeline facilities. In addition, we must permit access to and copying of records, and must make certain reports and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which we conduct intrastate common carrier or private pipeline operations. We believe that our pipeline operations are in substantial compliance with applicable requirements.

  Pipeline safety issues are currently receiving significant attention in various political and administrative arenas at both the state and federal levels. For example, a pipeline safety bill passed the Senate late last year but was defeated in the House. In the current Congress, the Senate has approved a similar bill unanimously. These developments renew the prospect of incurring significant expenses if additional safety requirements are imposed that exceed our current pipeline control system capabilities.

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

  Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992, which among other things, required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline's filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances.

  The Act deemed petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable under the Interstate Commerce Act. Generally, complaints against such "grandfathered" rates may only be pursued if the complainant can show that a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were a basis for the rate or that a provision of the tariff is unduly discriminatory or preferential.

  In a proceeding involving Lakehead Pipe Line Company, Limited Partnership (Opinion No. 397), FERC concluded that there should not be a corporate income tax allowance built into a petroleum pipeline's rates to reflect income attributable to noncorporate partners since noncorporate partners, unlike corporate partners, do not pay a corporate income tax. On January 13, 1999, the FERC issued Opinion No. 435 in a Santa Fe Proceeding, which, among other things, affirmed Opinion No. 397's determination that there should not be a corporate income tax allowance built into a petroleum pipeline's rates to reflect income attributable to noncorporate partners. On rehearing, the FERC affirmed its position; however, additional rehearing requests on other matters remain pending. Petitions for review of Opinion No. 435 are before the D.C. Circuit Court of Appeals, but are being held in abeyance pending FERC action on the remaining rehearing requests. Once the rehearing process is completed, the FERC's position on the income tax allowance and on other rate issues could be subject to judicial review.

  Our Crude Oil Pipelines. The FERC generally has not investigated rates, such as those currently charged by us, which have been mutually agreed to by the pipeline and the shippers or which are significantly below cost of service rates that might otherwise be justified by the pipeline under the FERC's cost-based ratemaking methods. Substantially all of our gross margins on transportation are produced by rates that are either grandfathered or set by agreement of the parties. The indexing method has not required a reduction in these rates. Rates for OCS crude are set by transportation agreements with shippers that do not expire until 2007 and provide for a minimum tariff with annual escalation. The FERC has twice approved the agreed OCS rates, although application of the indexing method would have required their reduction. When these OCS agreements expire in 2007, they will be subject to renegotiation or to any of the other methods for establishing rates under Order No. 561. As a result, we believe that the rates now in effect can be sustained, although no assurance can be given that the rates currently charged would ultimately be upheld if challenged. In addition, we do not believe that an adverse determination on the tax allowance issue in the Santa Fe Proceeding would have a detrimental impact upon our current rates.

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

ENVIRONMENTAL REGULATION

 General

  Numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment affect our operations and costs. In particular, our activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and wastes are subject to stringent environmental laws and regulations. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Although these regulations affect our capital expenditures and earnings, we believe that they do not affect our competitive position because our competitors that comply with such laws and regulations are similarly affected. Environmental laws and regulations have historically been subject to change, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of such laws and regulations on our operations. Violation of these environmental laws and regulations and any associated permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by neighboring landowners and other third parties for personal injury and property damage.

  Although we obtained environmental studies on our properties in California, the Sunniland Trend and the Illinois Basin, and we believe that such properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for more than approximately 90 years, and current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations. In December 1995, we negotiated an agreement with Chevron, a prior owner of the LA Basin Properties, to remediate sections of the properties impacted by prior drilling and production operations. Under this agreement, Chevron agreed to investigate and potentially remediate specific areas contaminated with hazardous components, such as volatile organic substances and heavy metals, and we agreed to excavate and remediate nonhazardous crude oil contaminated soils. We are obligated to construct and operate (for the next 10 years) a minimum of five acres of bioremediation cells for crude oil contaminated soils designated for excavation and treatment by Chevron. Although we believe that we do not have any material obligations for operations conducted prior to Stocker's acquisition of the properties from Chevron, other than our obligation to plug existing wells and those normally associated with customary oil field operations of similarly situated properties (such as the Chevron agreement described above), there can be no assurance that current or future local, state or federal rules and regulations will not require us to spend material amounts to comply with such rules and regulations or that any portion of such amounts will be recoverable from Chevron, either under the December 1995 agreement or the limited indemnity from Chevron contained in the original purchase agreement.

  A portion of our Sunniland Trend properties is located within the Big Cypress National Preserve and our operations therein are subject to regulations administered by the National Park Service ("NPS"). Under such regulations, a Master Plan of Operations has been approved by the Regional Director of the NPS. The Master Plan of Operations is a comprehensive plan of practices and procedures for our drilling and production operations designed to minimize the effect of such operations on the environment. The Master Plan of Operations must be modified and permits must be secured from the NPS for new wells that require the use of additional land for drilling operations. The Master Plan of Operations also requires that we restore the surface property affected by drilling and production operations upon cessation of these activities. We do not anticipate that expenditures required to comply with such regulations will have a material adverse effect on current operations.

  Approximately 183 acres of the 450 acres acquired in the Montebello Field have been designated as California Coastal Sage Scrub, a known habitat for the gnatcatcher, a species of bird designated as a federal threatened species under the Endangered Species Act. Approximately 40 pairs of gnatcatchers are believed to inhabit the property. In addition, the 450 acres acquired have been or will shortly be committed to the Natural Community Conservation Program/Coastal Sage Scrub Project, a voluntary conservation program. A variety of existing laws, rules and guidelines govern activities that can be conducted on properties that contain coastal sage scrub and gnatcatchers. These laws, rules and guidelines generally limit the scope of operations that can be conducted on such properties to those activities which do not materially interfere with such vegetation, the gnatcatcher or its habitat. Although there can be no assurance that the presence of coastal sage scrub and gnatcatchers on the Montebello Field and existing or future laws, rules and guidelines will not prohibit or limit our operations and our planned activities or future commercial and/or residential development, we believe that we will be able to operate the existing wells and realize the reserve potential identified in our acquisition analysis without undue restrictions or prohibitions.

 Water

  The Oil Pollution Act, as amended ("OPA"), was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, as amended ("FWPCA"), and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages, and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. The OPA establishes a liability for onshore facilities of $350.0 million; however, a party cannot take advantage of this liability limit if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction, or operating regulation. If a party fails to report a spill or cooperate in the cleanup, the liability limits likewise do not apply. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar laws. Regulations have been or are currently being developed under OPA and state laws that may also impose additional regulatory burdens on our operations.

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

 Air Emissions

  Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local statutes. We believe that our operations are in substantial compliance with these statutes in all states in which we operate.

  Amendments to the federal Clean Air Act enacted in late 1990 (the "1990 Federal Clean Air Act Amendments") required most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the U.S. Environmental Protection Agency (the "EPA") and state environmental agencies. In addition, the 1990 Federal Clean Air Act Amendments included a new operating permit for major sources ("Title V permits"), which applied to some of our facilities. Implementation of the 1990 Federal Clean Air Act Amendments has not had a material adverse effect on our financial condition or results of operations.

 Solid Waste

  We generate wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes, including oil and gas wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated as non-hazardous wastes during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations could result in additional capital expenditures or operating expenses for us as well as the industry in general.

 Hazardous Substances

  The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as "Superfund," and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste that falls within CERCLA's definition of a

"hazardous substance." We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed of or released into the environment.

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

FEDERAL TAXATION

  For federal income tax purposes, Plains All American Inc. is the general partner of PAA, holding a direct and indirect ownership at December 31, 2000 of approximately 54% in PAA. Because PAA is a pass-through entity for tax purposes, the income or loss of PAA is generally allocated based upon the owners' respective ownership percentage. However, the Internal Revenue Code requires certain items of partnership income, deduction, gain or loss to be allocated so as to account for the difference between the tax basis and the fair market value of the property contributed to PAA by the general partner. The federal income tax burden associated with the difference between allocations based upon the fair market value of the property contributed by the general partner and the actual tax basis established for such property will be borne by the general partner.

  At December 31, 2000, we and our subsidiaries that are taxed as corporations for federal income tax purposes, which together file a consolidated federal income tax return, had remaining federal income tax net operating loss ("NOL") carryforwards of approximately $183.9 million and approximately $165.0 million of alternative minimum tax ("AMT") net operating loss carryforwards available as a deduction against future AMT income. In addition, we had approximately $2.4 million of enhanced oil recovery credits, $2.3 million of AMT credits and $7.0 million of statutory depletion carryforwards at December 31, 2000. The NOL carryforwards expire from 2008 through 2019. The value of these carryforwards depends on our ability to generate federal taxable income. In addition, for AMT purposes, only 90% of AMT income in any given year may be offset by AMT NOLs.

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

  In the event of an Ownership Change, Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (1) the fair market value of our equity multiplied by (2) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which an Ownership Change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Although no assurances can be made, we do not believe that an Ownership Change has occurred as of December 31, 2000. Equity transactions after the date hereof by us or by 5% stockholders (including relatively small transactions and transactions beyond our control) could cause an Ownership Change and therefore a limitation on the annual utilization of NOLs.

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

OTHER BUSINESS MATTERS

  We must continually acquire, explore for, develop or exploit new crude oil and natural gas reserves to replace those produced or sold. Without successful drilling, acquisition or exploitation operations, our crude oil and natural gas reserves and revenues will decline. Drilling activities are subject to numerous risks, including the risk that no commercially viable crude oil or natural gas production will be obtained. The decision to purchase, explore, exploit or develop an interest or property will depend in part on the evaluation of data obtained through geophysical and geological analyses and engineering studies, the results of which are often inconclusive or subject to varying interpretations. See "Item 2. - "Properties -- Crude Oil and Natural Gas Reserves". The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices or limitations in the market for products. The availability of a ready market for our crude oil and natural gas production also depends on a number of factors, including the demand for and supply of crude oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. See Item 1. - "Business - Product Markets and Major Customers". Natural gas wells may be shut in for lack of a market or due to inadequacy or unavailability of natural gas pipeline or gathering system capacity.

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

  A pipeline may experience damage as a result of an accident or other natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. We maintain insurance of various types that we consider to be adequate to cover our operations and properties. The insurance covers all of our assets in amounts considered reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating pipelines, including replacement cost or the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences.

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

  Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of such property and in some instances such rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of majority interests have been obtained. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee. All of the pump stations are located on property owned in fee or property under long-term leases. In certain states and under certain circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.

  Some of the leases, easements, rights-of-way, permits and licenses transferred to PAA, upon its formation in 1998 and in connection with acquisitions they have made since that time, required the consent of the grantor to transfer such rights, which in certain instances is a governmental entity. We believe that we have obtained such third-party consents, permits and authorizations that are sufficient for the transfer to us of the assets necessary for us to operate our business in all material respects as described in this report. With respect to any consents, permits or authorizations that have not yet been obtained, we believe that such consents, permits or authorizations will be obtained within a reasonable period, or that the failure to obtain such consents, permits or authorizations will have no material adverse effect on the operation of our business.

EMPLOYEES

  As of December 31, 2000, we had approximately 1,100 full-time employees, none of whom is represented by any labor union. Approximately 675 of such full-time employees are field personnel involved in crude oil and natural gas producing activities, trucking and transport activities and crude oil terminalling and storage activities. Approximately 915 employees spend the majority of their time on the business of PAA.

ITEM 2.  PROPERTIES

  We are an independent energy company that is engaged in two related lines of business. Our first line of business, which we refer to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. Our second line of business, which we refer to as "midstream", is engaged in the marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". We conduct this second line of business through our majority ownership in PAA. Our upstream crude oil and natural gas activities are focused in California in the Los Angeles Basin, the Arroyo Grande Field, and the Mt. Poso Field, California OCS in the Point Arguello Field, the Sunniland Trend of South Florida and the Illinois Basin in southern Illinois. Our midstream activities are concentrated in California, Texas, Oklahoma, Louisiana, Illinois and the Gulf of Mexico.

OIL AND NATURAL GAS RESERVES

  The following tables set forth certain information with respect to our reserves based upon reserve reports prepared by the independent petroleum consulting firms of H.J. Gruy and Associates, Inc., Netherland, Sewell & Associates, Inc., and Ryder Scott Company. Such reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of year-end prices for each year, held constant throughout the projected reserve life.


                                                             As of or for the Year Ended December 31,
                                         -----------------------------------------------------------------------------
                                                  2000                          1999                     1998
                                         -----------------------       ---------------------      --------------------
                                           Oil           Gas             Oil           Gas          Oil          Gas
                                          (Bbl)         (Mcf)           (Bbl)         (Mcf)        (Bbl)        (Mcf)
                                         --------      ---------       --------      -------      -------     --------
                                                                          (in thousands)
PROVED RESERVES
  Beginning balance                        218,922        90,873        120,208        86,781      151,627       60,350
  Revision of previous estimates            (9,834)       (3,597)        62,895        (8,234)     (46,282)       2,925
  Extensions, discoveries, improved
    recovery and other additions            22,429         9,252         37,393        15,488       14,729       29,306
  Sales of reserves in-place                     -             -              -             -            -       (2,799)
  Purchase of reserves in-place                  -             -          6,442             -        7,709            -
  Production                                (8,355)       (3,042)        (8,016)       (3,162)      (7,575)      (3,001)
                                           -------        ------        -------        ------      -------       ------
  Ending balance                           223,162        93,486        218,922        90,873      120,208       86,781
                                           =======        ======        =======        ======      =======       ======
PROVED DEVELOPED RESERVES
  Beginning balance                        120,141        49,255         73,264        58,445       99,193       38,233
                                           =======        ======        =======        ======      =======       ======
  Ending balance                           123,532        52,184        120,141        49,255       73,264       58,445
                                           =======        ======        =======        ======      =======       ======

  The following table sets forth the pre-tax Present Value of Proved Reserves at December 31, 2000, 1999 and 1998.

                                        2000           1999         1998
                                    ------------  ------------  ----------
                                                 (in thousands)
Proved developed                     $1,020,023    $  721,151     $185,961
Proved undeveloped                      325,369       524,898       40,982
                                     ----------    ----------     --------
    Total Proved                     $1,345,392    $1,246,049     $226,943
                                     ==========    ==========     ========

  There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are to some degree speculative, the quantities of crude oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future crude oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the Present Value of Proved Reserves shown above represents estimates only and should not be construed as the current market value of the estimated crude oil and natural gas reserves attributable to our properties. The information set forth in the preceding tables includes revisions of reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. A large portion of our reserve base (approximately 94% of year-end 2000 reserve volumes) is comprised of crude oil properties that are sensitive to crude oil price volatility. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook".

  In accordance with the SEC guidelines, the reserve engineers' estimates of future net revenues from our properties and the present value thereof are made using crude oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The crude oil price in effect at December 31, 2000 is based on the year-end crude oil price with variations therefrom based on location and quality of crude oil. The overall average prices used in the reserve reports as of December 31, 2000 were $21.02 per barrel of crude oil, condensate and natural gas liquids and $14.63 per Mcf of natural gas. See Item 1. - "Business -- Product Markets and Major Customers". Historically, the prices for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook".

  Since December 31, 1999, we have not filed any estimates of total proved net crude oil or natural gas reserves with any federal authority or agency other than the SEC. See Note 20 in our consolidated financial statements appearing elsewhere in this report for certain additional information concerning our proved reserves.

PRODUCTIVE WELLS AND ACREAGE

  As of December 31, 2000, we had working interests in 1,875 gross (1,855 net) active producing oil wells. The following table sets forth certain information with respect to our developed and undeveloped acreage as of December 31, 2000.


                                           December 31, 2000
                            ------------------------------------------------
                             Developed Acres (1)       Undeveloped Acres (2)
                            ----------------------    ----------------------
                              Gross         Net         Gross        Net (3)
                            ---------    ---------     --------     --------
Onshore California (4)          8,889        8,844        3,879       2,323
Offshore California (5)        15,326        4,033       41,720       1,449
Florida                        12,025       12,025       76,483      73,863
Illinois                       16,413       14,424       14,095       5,777
Indiana                         1,155          854        1,280         575
Kansas                              -            -       48,147      37,647
Kentucky                            -            -        1,321         521
Louisiana                           -            -        4,875       4,858
                               ------       ------      -------     -------
  Total                        53,808       40,180      191,800     127,013
                               ======       ======      =======     =======

------------
(1) Developed acres are acres spaced or assigned to productive wells.
(2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.
(3) Less than 10% of total net undeveloped acres are covered by leases that expire from 2001 through 2003.
(4) Does not include 9,000 acres covered by a farmout from Chevron, in which we own a 46.25% interest.
(5) Does not include 6,200 acres under an option agreement, in which we have the right to acquire a 26.315% interest.

DRILLING ACTIVITIES

  Certain information with regard to our drilling activities during the years ended December 31, 2000, 1999 and 1998 is set forth below:


                                                   Year Ended December 31,
                        --------------------------------------------------------------------------
                                  2000                     1999                      1998
                        -----------------------   -----------------------  -----------------------
                           Gross         Net         Gross        Net         Gross         Net
                        -----------  ----------   ----------  -----------  -----------  ----------
Exploratory Wells:
  Oil                         --           --          --          --            --          --
  Natural gas                 --           --          --          --            --          --
  Dry                         --           --        1.00        0.50            --          --
                          ------       ------      ------      ------         -----       -----
    Total                     --           --        1.00        0.50            --          --
                          ======       ======      ======      ======         =====       =====
Development Wells:
  Oil                     158.00       156.00      105.00      105.00         76.00       76.00
  Natural gas                 --           --          --          --            --          --
  Dry                       2.00         2.00          --          --            --          --
                          ------       ------      ------      ------         -----       -----
    Total                 160.00       158.00      105.00      105.00         76.00       76.00
                          ======       ======      ======      ======         =====       =====
Total Wells:
  Oil                     158.00       156.00      105.00      105.00         76.00       76.00
  Natural gas                 --           --          --          --            --          --
  Dry                       2.00         2.00        1.00        0.50            --          --
                          ------       ------      ------      ------         -----       -----
    Total                 160.00       158.00      106.00      105.50         76.00       76.00
                          ======       ======      ======      ======         =====       =====

  See Item 1. - "Business -- Acquisition and Exploitation" and -- "Productive Wells and Acreage" for additional information regarding exploitation activities, including waterflood patterns, workovers and recompletions.

PRODUCTION AND SALES

  The following table presents certain information with respect to crude oil and natural gas production attributable to our properties, the revenue derived from the sale of such production, average sales prices received and average production costs during the three years ended December 31, 2000, 1999 and 1998.

                                                         Year Ended December 31,
                                                ---------------------------------------
                                                    2000          1999          1998
                                                ------------  ------------  -----------
                                                 (in thousands except per unit data)
Production:
  Crude oil and natural gas liquids (Bbls)          8,355          8,016         7,575
  Natural gas (Mcf)                                 3,042          3,162         3,001
  BOE                                               8,862          8,543         8,075

Revenue:
  Crude oil and natural gas liquids
  Sales                                          $133,325       $111,128      $ 98,664
  Natural gas                                      16,017          5,095         4,090
                                                 --------       --------      --------
    Total                                        $149,342       $116,223      $102,754
                                                 ========       ========      ========

Average sales price:
  Crude oil and natural gas liquids per Bbl      $  15.96       $  13.85      $  13.03
  Natural gas per Mcf                                5.26           1.61          1.36
  Per BOE                                           16.85          13.61         12.73
Production expenses per BOE                          7.01           6.51          6.29

PAA PROPERTIES

  See description of PAA's properties under Item 1. - "Business - Midstream Activities".

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

  We and PAA reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, PAA deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and PAA, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to us by agreement between special independent committees of our board of directors and the board of directors of Plains All American Inc. All such amounts were reflected in our financial statements at December 31, 2000. The settlement is subject to a number of conditions, including final approval by the court. A hearing is set for March 30, 2001. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

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

  The plaintiffs in the Delaware derivative litigation seek that the defendants

  . account for all losses and damages allegedly sustained by Plains All American from the unauthorized trading losses;

  . establish and maintain effective internal controls ensuring that our affiliates and persons responsible for our affairs do not engage in wrongful practices to Plains All American;

  . pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees and experts' fees; and

  . provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  We have reached an agreement in principle with the plaintiffs, subject to approval by the Delaware court, to settle the Delaware litigation for approximately $1.1 million.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming the general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described above. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

  We intend to vigorously defend the claims made in Texas derivative litigation. We believe that Delaware court approval of the settlement of the Delaware derivative litigation will effectively preclude prosecution of the Texas derivative litigation. However, there can be no assurance that we will be successful in our defense or that this lawsuit will not have a material adverse effect on our financial position or results of operation.

  We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. Management does not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

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

  Greg L. Armstrong, President and Chief Executive Officer    Officer Since 1981

  Mr. Armstrong, age 42, has been President, Chief Executive Officer and a director since 1992. He was President and Chief Operating Officer from October to December 1992, and Executive Vice President and Chief Financial Officer from June to October 1992. He was Senior Vice President and Chief Financial Officer from 1991 to June 1992, Vice President and Chief Financial Officer from 1984 to 1991, Corporate Secretary from 1981 to 1988, and Treasurer from 1984 to 1987.

  William C. Egg, Jr., Executive Vice President               Officer Since 1984

  Mr. Egg, age 49, has been Executive Vice President and Chief Operating Officer-Upstream since May 1998. He was Senior Vice President from 1991 to 1998. He was Vice President-Corporate Development from 1984 to 1991 and Special Assistant-Corporate Planning from 1982 to 1984.

  Cynthia A. Feeback, Vice President - Accounting and Assistant Treasurer
                                                              Officer Since 1993

  Ms. Feeback, age 43, has been Vice President - Accounting and Assistant Treasurer since May 1999. She was Assistant Treasurer, Controller and Principal Accounting Officer of the Company from May 1998 to May 1999. She was Controller and Principal Accounting Officer from 1993 to 1998. She was Controller from 1990 to 1993 and Accounting Manager from 1988 to 1990.

  Jim G. Hester, Vice President - Business Development and Acquisitions
                                                              Officer Since 1999

  Mr. Hester, age 41, has been Vice President - Business Development and Acquisitions since May 1999. He was Manager of Business Development and Acquisitions from 1997 to May 1999, Manager of Corporate Development from 1995 to 1997 and Manager of Special Projects from 1993 to 1995. He was Assistant Controller from 1991 to 1993, Accounting Manager from 1990 to 1991 and Revenue Accounting Supervisor from 1988 to 1990.

  Phillip D. Kramer, Executive Vice President, Chief Financial Officer and
Treasurer                                                     Officer Since 1987

  Mr. Kramer, age 45, has been Executive Vice President and Chief Financial Officer since May 1998. He was Senior Vice President and Chief Financial Officer from May 1997 to May 1998. He was Vice President and Chief Financial Officer from 1992 to 1997, Vice President from 1988 to 1992, Treasurer from 1987 to March 2001, and Controller from 1983 to 1987.

  Tim Moore, Vice President and General Counsel               Officer Since 2000

  Mr. Moore, age 43, has been Vice President, General Counsel and Secretary since May 2000. Prior to joining Plains Resources, he served as General Counsel
- Corporate of TransTexas Gas Corporation. He previously was a corporate attorney with the Houston office of Weil, Gotshal & Manges. Mr. Moore also has seven years of industry experience as a petroleum geologist.

  Harry N. Pefanis, Executive Vice President                  Officer Since 1988

  Mr. Pefanis, age 43, has been Executive Vice President-Midstream since May 1998. He was Senior Vice President from February 1996 to May 1998. He had been Vice President-Products Marketing since 1988. From 1987 to 1988 he was Manager of Products Marketing. From 1983 to 1987 he was Special Assistant for Corporate Planning. Mr. Pefanis is also President and Chief Operating Officer of Plains All American Inc.

  Mary O. Peters, Vice President - Administration and Human Resources
                                                              Officer Since 1991

  Ms. Peters, age 52, has been Vice President-Administration and Human Resources since 1991. She was Manager of Office Administration from 1984 to 1991.

  Al Swanson, Treasurer                                       Officer Since 2001

  Mr. Swanson, age 37, has been Treasurer since February 2001. He was Director of Treasury of the Company from November 2000 to February 2001. Prior to joining Plains Resources, he served as Treasurer of Santa Fe Snyder Corporation from 1999 and in various capacities at Snyder Oil Corporation including Director Corporate Finance from 1998, Controller - SOCO Offshore, Inc., a wholly owned subsidiary, from 1997, and Accounting Manager from 1992. Mr. Swanson began his career with Apache Corporation in 1986 serving in internal audit and accounting.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Our common stock is listed and traded on the American Stock Exchange under the symbol "PLX". The number of stockholders of record of the common stock as of March 22, 2001 was 1,088.

  The following table sets forth the range of high and low closing sales prices for the common stock as reported on the American Stock Exchange Composite Tape for the periods indicated below.

                               High              Low
                           --------------   -------------
2000:
1st Quarter                  $ 14 3/4          $ 10 1/2
2nd Quarter                    17                11
3rd Quarter                    20 1/8            13 13/16
4th Quarter                    21 3/4            16 7/8

1999:
1st Quarter                  $ 15 1/2             8 1/8
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

ITEM 6.  SELECTED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

  The following selected historical financial information was derived from, and is qualified by reference to our consolidated financial statements, including the notes thereto, appearing elsewhere in this report. The selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" (in thousands, except per share information).


                                                                             Year Ended December 31,
                                                   ----------------------------------------------------------------------
                                                       2000           1999           1998           1997         1996
                                                   -------------  -------------   ------------   -----------  -----------
Statement of Operations Data:
Revenues:
  Oil and natural gas sales                          $  149,342    $   116,223     $  102,754    $  109,403   $   97,601
  Marketing, transportation,
    storage and terminalling revenues (1)             6,425,644     10,796,998      3,454,635     2,732,043    1,914,532
  Gain on PAA unit offerings (2)                              -          9,787         60,815             -            -
  Gain on sale of assets (3)                             48,188         16,457              -             -            -
  Interest and other income (4)                           7,411          1,237            834           319          309
                                                     ----------    -----------     ----------    ----------   ----------
    Total revenue                                     6,630,585     10,940,702      3,619,038     2,841,765    2,012,442
                                                     ----------    -----------     ----------    ----------   ----------
Expenses:
  Production expenses                                    62,140         55,645         50,827        45,486       38,735
  Marketing, transportation,
    storage and terminalling expenses (1)             6,292,615     10,689,308      3,416,274     2,719,563    1,905,001
  Unauthorized trading losses and
    related expenses (5)                                  7,963        166,440          7,100             -            -
  General and administrative (6)                         50,776         31,402         10,778         8,340        7,729
  Depreciation, depletion and amortization               47,221         36,998         31,020        23,778       21,937
  Reduction of carrying cost of oil
    and natural gas properties (7)                            -              -        173,874             -            -
  Interest expense                                       55,828         46,378         35,730        22,012       17,286
  Litigation settlement (8)                                   -              -              -             -        4,000
                                                     ----------    -----------     ----------    ----------   ----------
    Total expenses                                    6,516,543     11,026,171      3,725,603     2,819,179    1,994,688
                                                     ----------    -----------     ----------    ----------   ----------
Income (loss) before income taxes, minority
  interest, extraordinary item, and
  cumulative effect of accounting change                114,042        (85,469)      (106,565)       22,586       17,754
Minority interest                                        42,535        (40,203)           786             -            -
Income tax expense (benefit):
  Current                                                 1,020             (7)           862           352            -
  Deferred                                               24,563        (20,472)       (45,867)        7,975       (3,898)
                                                     ----------    -----------     ----------    ----------   ----------
Income (loss) before extraordinary item
  and cumulative effect of accounting change             45,924        (24,787)       (62,346)       14,259       21,652
Extraordinary item, net of tax benefit
  and minority interest (9)                              (4,988)          (544)             -             -       (5,104)
Cumulative effect of accounting change,
  net of tax benefit (10)                                  (121)             -              -             -            -
                                                     ----------    -----------     ----------    ----------   ----------
Net income (loss)                                        40,815        (25,331)       (62,346)       14,259       16,548
Less:  cumulative preferred stock dividends              14,725         10,026          4,762           163            -
                                                     ----------    -----------     ----------    ----------   ----------
Net income (loss) applicable to common shareholders  $   26,090    $   (35,357)    $  (67,108)   $   14,096   $   16,548
                                                     ==========    ===========     ==========    ==========   ==========
Income (loss) per common share - basic:
  Before extraordinary item                          $     1.75    $     (2.02)    $    (3.99)   $     0.85   $     1.32
  Extraordinary item                                      (0.28)         (0.03)             -             -        (0.31)
  Cumulative effect of accounting change                  (0.01)             -              -             -            -
                                                     ----------    -----------     -----------   ----------   ----------
                                                     $     1.46    $     (2.05)    $    (3.99)   $     0.85   $     1.01
                                                     ==========    ===========     ===========   ==========   ==========
Income (loss) per common share - diluted:
  Before extraordinary item                          $     1.56    $     (2.02)    $    (3.99)   $     0.77   $     1.23
  Extraordinary item                                      (0.17)         (0.03)             -             -        (0.29)
  Cumulative effect of accounting change                      -              -              -             -            -
                                                     ----------    -----------     -----------   ----------   ----------
                                                     $     1.39    $     (2.05)    $    (3.99)   $     0.77   $     0.94
                                                     ==========    ===========     ===========   ==========   ==========

                                 Table and footnotes continued on following page

                                                                           Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                      2000           1999           1998           1997         1996

                                                  ------------   ------------   ------------   -----------  -----------
Other Data:
Cash flow from operations (11)                      $ 100,640       $ 70,382       $ 42,033      $ 46,233     $ 39,942
Adjusted EBITDA (12)                                  179,228        139,116         80,344        68,376       56,977
Net cash provided by (used in) operating activities    35,860        (75,964)        37,630        30,307       39,008
Net cash used in investing activities                 130,183        266,396        483,422       107,634       52,496
Net cash provided by (used in) financing activities  (229,191)       404,044        448,622        78,524        9,876

                                                                              As of December 31,
                                                  ---------------------------------------------------------------------
                                                     2000           1999           1998           1997         1996

                                                  ------------   ------------   ------------   -----------  -----------
Balance Sheet Data:
Cash and cash equivalents                             $ 5,080       $ 68,228        $ 6,544       $ 3,714      $ 2,517
Working capital (deficit) (13)                         20,289        115,867        (21,041)       (6,011)      (4,843)
Property and equipment, net                           844,274        787,653        661,726       413,308      311,040
Total assets                                        1,394,329      1,689,560        972,838       556,819      430,249
Long-term debt                                        626,376        676,703        431,983       285,728      225,399
Other long-term liabilities                             3,422         21,107         10,253         5,107        2,577
Redeemable preferred stock                             50,000        138,813         88,487             -            -
Non-redeemable preferred stock,
  common stock and other stockholders' equity         137,140         40,619         69,170       133,193       95,572

---------------
(1) We have reclassified marketing, transportation, storage and terminalling revenues and expenses for periods prior to 2000 in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19 - "Recording Revenue Gross as a Principal versus Net as an Agent". See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements". Reclassifications to marketing, transportation, storage and terminalling revenues and expenses for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 were $2.5 billion, $6.2 billion, $2.3 billion, $2.0 billion and $1.4 billion, respectively. This reclassification had no effect on earnings.
(2) For 1999, includes a $9.8 million noncash gain related to the change in our ownership of PAA resulting from PAA's 1999 public offering of common units. For 1998, includes a $60.8 million noncash gain recognized upon the formation of PAA. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3) In March 2000, we completed the sale of 5.2 million barrels of crude oil linefill from the All American Pipeline. We recognized gains of $28.1 million and $16.5 million in 2000 and 1999, respectively, in connection with that sale. We also sold a segment of the All American Pipeline to El Paso Corporation and recognized a gain of $20.1 million in the first quarter of 2000. See Item 1. - "Acquisitions and Dispositions - All American Pipeline Linefill and Asset Disposition".
(4) For the year ended December 31, 2000, this amount includes $4.4 million of previously deferred net gains from terminated interest rate swaps recognized as a result of debt extinguishment.
(5) In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $174.0 million, which includes estimated associated costs and legal expenses of which $166.4 million and $7.1 million was recognized in 1999 and 1998, respectively. In 2000, we recognized an additional $8.0 million charge for litigation related to the unauthorized trading losses. See Item
     1. - "Business - Unauthorized Trading Losses".
(6) General and administrative expense for 2000 includes a $5.0 million charge to reserve for potentially uncollectible accounts receivable. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".
(7) Includes a $173.9 million pre-tax ($109.0 million after tax) noncash charge related to a writedown of the capitalized costs of our proved crude oil and natural gas properties due to low crude oil prices at December 31, 1998.
(8) Represents charge related to the settlement of two lawsuits filed in 1992 and 1993.
(9) Relates to the early redemption and refinancing of PAA debt in 2000 and early redemption of PAA debt in 1999 and of our 12% Senior Subordinated Notes in 1996.
(10) Represents the cumulative effect adjustment as a result of the adoption of SEC Staff Accounting Bulletin 101 - "Revenue Recognition in Financial Statements" ("SAB 101"). See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements". The effect of this change in prior periods is deminimus.
(11) Represents net cash provided by operating activities after minority interest but before changes in assets and liabilities and other noncash items.
(12) EBITDA means earnings before interest, taxes, depreciation, depletion and amortization. Adjusted EBITDA also excludes unauthorized trading losses, noncash compensation expense, restructuring expense, gain on unit offerings, gains on linefill and pipeline, allowance for accounts receivable, extraordinary loss from extinguishment of debt and cumulative effect of accounting change. Adjusted EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities. EBITDA is commonly used by debt holders and financial statement users as a measurement to determine the ability of an entity to meet its interest obligations.
(13) At December 31, 1999, working capital includes $37.9 million of pipeline linefill and $103.6 million for the segment of the All American Pipeline that were both sold in the first quarter of 2000. See Item 1. - "Midstream Acquisitions and Dispositions - All American Pipeline Linefill Sale and Asset Disposition".

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

RECENT DEVELOPMENTS

  In connection with our business strategy, we continually review strategic options or proposals relating to mergers, consolidations and acquisition opportunities involving us and our subsidiaries. We have publicly announced that we are evaluating strategic restructuring alternatives intended to optimize the value and value-creating ability of each of our upstream and midstream business segments. The alternatives to be evaluated include, but are not limited to, a spin off or split off of the upstream segment or midstream segment, a spin off or special dividend of certain units of PAA and potential asset sales. Any modifications to the existing structure will depend on a number of factors including tax efficiency, critical mass and other considerations. Accordingly, there can be no assurance that any modifications will be made.

  Consistent with our publicly announced intention to expand operations into Canada, we are pursuing the acquisition of certain Canadian assets in two separate transactions for aggregate consideration of approximately $200.0 million. See "Liquidity and Capital Resources - Recent Developments".

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $174.0 million, which includes estimated associated costs and legal expenses. Approximately $7.1 million of this amount was recognized in 1998 and the remainder in 1999. In 2000, we recognized an additional $8.0 million charge for litigation related to the unauthorized trading losses. See Item 1. "Business - Unauthorized Trading Losses" for a discussion of the unauthorized trading loss, its financial effects and the steps taken to prevent future violations of PAA's trading policies. See Item 3. - "Legal Proceedings".

RESULTS OF OPERATIONS

  In the fourth quarter of 2000, we adopted SAB 101. As a result, we record revenue from crude oil production in the period it is sold as opposed to when it is produced and carry any unsold production as inventory valued at historical cost. The total effect of implementing SAB 101 was to reduce reported sales volumes by 144,000 barrels for 2000 and net income by $175,000, including a $121,000 reduction for the cumulative effect of prior years. The effect of this change in accounting for crude oil inventories on prior periods is deminimus.

Also in the fourth quarter of 2000, we adopted EITF 99-19. Prior to this adoption, we reported the results of certain of our crude oil buy/sell and exchange activities on a net margin basis. Under EITF 99-19, we now report these activities as gross marketing, transportation, storage and terminalling revenues and expenses. Marketing, transportation, storage and terminalling revenues and expenses for all periods presented have been reclassified to reflect this adoption, with no effect on earnings.

 Analysis of Three Years Ended December 31, 2000.

  For the year ended December 31, 2000, we reported net income of $40.8 million, or $1.46 per share ($1.39 per diluted share) on total revenue of $6.6 billion as compared to a net loss of $25.3 million, or $2.05 per share on total revenue of $10.9 billion in 1999. For the year ended December 31, 1998, we reported a net loss of $62.3 million or $3.99 per share on total revenue of $3.6 billion.

  The reported results for the years ended December 31, 2000, 1999 and 1998 include the following items:

2000
 .  a $28.1 million gain on the sale of crude oil linefill;
 .  a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
 .  $8.0 million charge for litigation related to the unauthorized trading losses;
 .  $4.4 million of previously deferred net gains on interest rate swap terminations recognized due to the early extinguishment of debt;
 .  a $5.0 million reserve for potentially uncollectible accounts receivable;
 .  an extraordinary loss of $5.0 million related to the early extinguishment of debt (net of minority interest and tax benefit);
 .  amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999;
 . $2.7 million of noncash compensation expense; and . $0.9 million gain recognized upon the transfer of 69,444 of our units in PAA to employees of the general partner upon the vesting of transaction unit grants.

1999
 .  $166.4 million of unauthorized trading losses;
 .  a $16.5 million gain on the sale of crude oil linefill;
 .  a $6.0 million after-tax gain ($9.8 million pre-tax) related to the sale of units by PAA;
 .  restructuring expense of $1.4 million;
 . $1.0 million of noncash compensation expense; and . an extraordinary loss of $0.5 million related to the early extinguishment of debt (net of minority interest and tax benefit).

1998
 . $109.0 million after-tax ($173.9 million pre-tax) reduction in carrying cost of oil and natural gas properties due to low crude oil prices at December 31, 1998;
 .  a $37.1 million after-tax ($60.8 million pre-tax) gain associated with the initial public offering of PAA; and
 .  $7.1 million of unauthorized trading losses.

  Excluding the items listed above, we would have reported net income of approximately $35.8 million and $18.2 million in 2000 and 1999, respectively. Adjusted EBITDA increased 25% in 2000 to $179.2 million from the $139.1 million reported in 1999 and 117% from the $80.3 million reported in 1998. Cash flow from operations (net income before noncash items), also excluding the items listed above, was $100.6 million, $70.4 million and $42.0 million in 2000, 1999 and 1998, respectively. Adjusted EBITDA also excludes the items discussed above.

  Oil and natural gas sales. Oil and natural gas sales were $149.3 million in 2000, an increase of $33.1 million over 1999 due to higher product prices and increased production volumes which contributed approximately $28.7 million and $4.4 million to the increase, respectively. Oil and natural gas revenues increased to $116.2 million in 1999 as compared to $102.8 million in 1998 due to higher product prices and increased production volumes, which contributed approximately $7.5 million and $6.0 million to the increase, respectively.

  Marketing, transportation, storage and terminalling revenues. Marketing, transportation, storage and terminalling revenues increased to $6.4 billion from $10.8 billion and $3.5 billion in 1999 and 1998, respectively. The decrease in 2000 as compared to 1999 was primarily attributable to lower buy/sell and exchange volumes associated with our gathering and marketing activities, partially offset by higher crude oil prices. The increase in 1999 as compared to 1998 was primarily due to increased volumes from our gathering and marketing activities, partially attributable to the May 1999 Scurlock acquisition, as well as higher crude oil prices. See "Midstream Results".

  Gain on PAA unit offerings. In 1999, we recognized a pre-tax gain of $9.8 million ($6.0 million after-tax) in connection with PAA's October 1999 public offering. The gain is the result of an increase in the book value of our equity in PAA to reflect our proportionate share of the underlying net assets of PAA due to the sale of the units. We held approximate interests of 59% and 54% before and after this offering, respectively. During 1998, we recognized a pre-tax gain of approximately $60.8 million ($37.1 million after-tax) in connection with the formation of PAA. The gain was net of approximately $9.2 million of formation related expenses consisting primarily of amounts due to certain key employees in connection with the successful formation of PAA, debt prepayment penalties and legal fees. The gain is the result of an increase in the book value of our equity in PAA to reflect our proportionate share of the underlying net assets of PAA due to the sale of units in the initial public offering. PAA may in the future issue additional units in public or private sales if it needs additional capital and if market conditions are favorable. Such sales could reduce our ownership in PAA and could generate additional gains.

  Gain on sale of assets. In March 2000, we sold to a unit of El Paso for $129.0 million the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. Except for minor third-party volumes, one of our subsidiaries, Plains Marketing, L.P., was the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. We realized net proceeds of approximately $124.0 million after the associated transaction costs and estimated costs to remove equipment. We used the proceeds from the sale to reduce the outstanding debt of PAA. We recognized a gain of approximately $20.1 million in connection with the sale.

  We had suspended shipments of crude oil on this segment of the pipeline in November 1999. At that time, we owned approximately 5.2 million barrels of crude oil in the segment of the pipeline. We sold this crude oil from November 1999 to February 2000 for net proceeds of approximately $100.0 million, which were used for working capital purposes. We recognized gains of approximately $28.1 million and $16.5 million in 2000 and 1999, respectively, in connection with the sale of the linefill.

  Transaction grant gain. Upon the transfer of 69,444 of our units in PAA to employees of the general partner, a gain of $0.9 million was recognized in the first quarter of 2000, which represented the difference between the market price on the date of vesting and our basis in the units.

  Production expenses. Total production expenses increased to $62.1 million from $55.6 million and $50.8 million in 1999 and 1998, respectively, primarily due to increased production volumes resulting from our acquisition and exploitation activities, as well as increased per unit costs.

  Marketing, transportation, storage and terminalling expenses. Marketing, transportation, storage and terminalling expenses increased to $6.3 billion from $10.7 billion and $3.4 billion in 1999 and 1998, respectively, due to the reasons discussed above for marketing, transportation, storage and terminalling revenues.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $8.0 million, $166.4 million and $7.1 million in 2000, 1999 and 1998, respectively, as a result of unauthorized trading by a former employee. See "Unauthorized Trading Losses".

  General and administrative. General and administrative expenses were $50.8 million for the year ended December 31, 2000, compared to $31.4 million and $10.8 million for 1999 and 1998, respectively. Our upstream and midstream activities accounted for approximately $2.1 million and $17.3 million, respectively, of the increase from 1999 to 2000 and $2.3 million and $18.3 million, respectively, of the increase from 1998 to 1999.

  During 2000, a review of our accounts receivable indicated that certain amounts would not be collectible within one year. Accordingly, we reclassified approximately $10.0 million of accounts receivable from current assets to other assets. In addition, we recorded a $5.0 million charge to reserve for potentially uncollectible accounts receivable. During 2000 and 1999, we incurred charges of $2.7 million and $1.0 million, respectively, related to noncash incentive compensation paid to certain officers and key employees of Plains All American Inc. and its affiliates. In 1998 and 2000, Plains All American Inc. granted the employees the right to earn ownership in common units of PAA owned by Plains All American Inc. The units vest over a three-year period subject to PAA paying distributions on the common and subordinated units. These amounts are included in general and administrative expense on the Consolidated Statements of Operations and are attributable to the midstream segment.

  Restructuring expense. A $1.4 million restructuring charge, primarily associated with severance-related expenses of 24 employees who were terminated, was incurred by PAA in 1999. Approximately $1.1 million of these costs are included in marketing, transportation, storage and terminalling expenses and approximately $0.3 million are included general and administrative expenses. As of December 31, 1999, all severance costs were paid and the terminated employees were not employed by PAA.

  Depreciation, depletion and amortization. Total depreciation, depletion and amortization ("DD&A") was $47.2 million, $37.0 million and $31.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Our upstream and midstream activities accounted for approximately $2.9 million and $7.3 million, respectively, of the increase from 1999 to

2000. The $6.0 million increase from 1998 to 1999 is comprised of a $6.0 million decrease in upstream DD&A and a $12.0 million increase in midstream DD&A.

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

  Interest expense. Interest expense, net of capitalized interest, for 2000 increased to $55.8 million as compared to $46.4 million in 1999 and $35.7 million in 1998. The increase in 2000 is primarily due to increased interest rates. The increase in 1999 is due to (1) interest associated with the debt incurred for the Scurlock and West Texas Gathering System acquisitions, (2) interest for a full year on debt outstanding from the All American Pipeline acquisition, (3) an increase in interest related to hedged inventory transactions (4) higher debt levels related to our acquisition, exploitation, development and exploration activities and (5) higher interest rates. During 2000, 1999 and 1998, we capitalized $4.4 million, $4.4 million and $3.7 million of interest, respectively.

  Provision (benefit) for income taxes. For the year ended December 31, 2000, we recognized a deferred tax provision of $24.6 million and a current tax provision of $1.0 million. For the year ended December 31, 1999, we recognized a deferred tax benefit of $20.5 million. For the year ended December 31, 1998, we recognized a deferred tax provision of $45.9 million and a current tax provision of $0.9 million. At December 31, 2000, we have a net deferred tax asset of $47.9 million, primarily attributable to net operating loss carryforwards. The minimum amount of future taxable income necessary to utilize the net operating loss carryforwards is $183.9 million. Based on current levels of pre-tax income, excluding nonrecurring items, management believes that it is more likely than not that we will generate taxable income from operations sufficient to realize the deferred tax asset.

  Early extinguishment of debt. During 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, totaling $5.0 million (net of minority interest of $7.0 million and deferred tax of $3.2 million) related to the permanent reduction of the All American Pipeline, L.P. term loan facility and the refinancing of PAA's credit facilities. In addition, interest and other income for the year ended December 31, 2000 includes $4.4 million of previously deferred net gains from terminated interest rate swaps as a result of the debt extinguishment. The extraordinary item of $0.5 million (net of minority interest of $.07 million and deferred tax of $0.3 million) in 1999 relates to the write-off of certain debt issue costs and penalties associated with the prepayment of debt.

 Upstream Results

  The following table sets forth certain of our upstream operating information for the periods presented.

                                                               Year Ended December 31,
                                                      -----------------------------------------
                                                         2000           1999            1998
                                                      ----------     ----------     -----------
                                                        (in thousands, except per unit data)
Average Daily Production Volumes:
  Barrels of oil equivalent
    Onshore California (approximately 91% oil)             15.4           15.6            13.8
    California OCS (100% oil)                               4.1            2.2               -
    Gulf Coast (100% oil)                                   1.9            2.6             4.8
    Illinois Basin (100% oil)                               2.8            3.0             3.5
                                                     ----------     ----------     -----------
      Total (approximately 94% oil)                        24.2           23.4            22.1
                                                     ==========     ==========     ===========
Unit Economics:
  Average sales price per BOE                           $ 16.85        $ 13.61         $ 12.73
  Production expense per BOE                               7.01           6.51            6.29
                                                     ----------     ----------     -----------
  Gross margin per BOE                                     9.84           7.10            6.44

  Upstream G&A expense per BOE                             1.12           0.91            0.68

                                                     ----------     ----------     -----------
  Gross profit per BOE                                   $ 8.72         $ 6.19          $ 5.76

                                                     ==========     ==========     ===========


  Upstream results were affected by of the adoption of SAB 101. As a result of SAB 101, we record revenue from crude oil production in the period it is sold as opposed to when it is produced and carry any unsold production as inventory valued at historical cost. The total effect of SAB 101 is to reduce reported sales volumes by 144,000 barrels for 2000 and net income for the year by $175,000, including a $121,000 reduction for the cumulative effect of prior years.

  Total oil equivalent production increased approximately 3% to an average of 24,200 BOE per day from the 1999 level of 23,400 BOE per day and 10% above the 1998 level of 22,100 BOE per day. The volume increase in 2000 is attributable to a full year of production from the Point Arguello Unit, which we purchased from Chevron in July 1999. Current year production from this area was negatively impacted by approximately 400 BOE per day due to the reversion to a lower net revenue interest effective July 1, 2000. The volume increase in 1999 is primarily associated with our ongoing acquisition and exploitation activities, offset somewhat by decreased production from certain of our other properties. Net daily production from our onshore California properties averaged 15,400 BOE per day in 2000 compared to 15,600 BOE per day in 1999. The slight decrease is primarily due to natural decline. Net daily production for our Gulf Coast properties averaged approximately 1,900 BOE per day in 2000, compared to 2,600 BOE per day in 1999 and 4,800 BOE per day in 1998. The Gulf Coast production decrease is due to the effects of natural decline. Net daily production in the Illinois Basin averaged 2,800 BOE per day during 2000, compared to 3,000 BOE per day in 1999. The decrease is due to lower water injection rates, natural decline and the high demand for completion units which has delayed completion of newly drilled wells and routine well servicing.

  Our product price averaged $16.85 per BOE in 2000, 24% and 33% higher than the price received in 1999 and 1998, respectively. Our product price represents a combination of fixed and floating price arrangements, typically tied to a benchmark price index and subjected to discounts for location and quality differentials. The price index is the NYMEX benchmark WTI crude oil price, which averaged $30.25 per barrel in 2000, $19.25 per barrel in 1999, and $14.43 per barrel in 1998. The discount to NYMEX for our crude oil production averaged $4.63 per barrel during 2000. Our average product prices also include the effects of hedging transactions such as financial swap and collar arrangements and futures transactions. These transactions had the effect of decreasing the overall average price we received (relative to the price we would have received in the absence of hedging) by $8.96 per BOE and $1.30 per BOE in 2000 and 1999, respectively, and increasing the price by $2.98 per BOE in 1998. We maintained hedges on approximately 82% of our crude oil production throughout 2000 at an average NYMEX WTI crude oil price of approximately $18.47 per barrel. We routinely hedge a portion of our crude oil production. See "Outlook" and Item 7a. - "Quantitative and Qualitative Disclosures about Market Risk".

  Upstream unit gross margin (well-head revenue less production expenses) for 2000 was $9.84 per BOE, compared to $7.10 per BOE in 1999 and $6.44 per BOE in 1998. Average unit production expenses were $7.01 per BOE, $6.51 per BOE and $6.29 per BOE in 2000, 1999, and 1998, respectively. Total production expenses were $62.1 million, $55.6 million and $50.8 million in 2000, 1999 and 1998, respectively. The increase in aggregate production expenses from 1999 to 2000 is primarily attributable to a full year of California OCS production, increased gas fuel costs, as well as general upward pressure on costs throughout the service industry. Factors contributing to the higher year to year unit production costs include fixed costs associated with properties which had decreased production, higher production related taxes, environmental compliance and general upward pressure on costs throughout the service industry.

  Unit general and administrative expense increased to $1.12 per BOE in 2000 compared to $0.91 per BOE during 1999 and $0.68 per BOE during 1998. Total upstream general and administrative expense was $9.9 million, $7.8 million and $5.5 million in 2000, 1999 and 1998, respectively. The increase in 2000 as compared to 1999 is primarily attributable to increased personnel costs, decreased capitalized general and administrative expense related to our acquisitions, exploitation and development activities and expenses related the strategic restructuring that we announced in November 2000. The increase in 1999 as compared to 1998 is primarily attributable to increased personnel costs (approximately $0.8 million), expenses related to our Year 2000 computer readiness project (approximately $0.4 million), and legal expenses (approximately $0.4 million).

  Total upstream DD&A was $22.5 million, $19.6 million and $25.6 million in 2000, 1999 and 1998, respectively. The increase in 2000 as compared to 1999 is due to higher production volumes and a higher per unit DD&A rate ($2.31 per BOE in 2000 versus $2.13 per BOE in 1999). The decrease in 1999 as compared to 1998 is primarily due to a lower per unit DD&A rate ($2.13 per BOE in 1999 versus $3.00 per BOE in 1998). These amounts exclude the reduction in the carrying cost of our oil and natural gas properties in 1998.

  Midstream Results

  Gross margin from our midstream activities, excluding the unauthorized trading losses was $133.0 million, $107.7 million and $38.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. An analysis of these results is discussed below. The following table sets forth certain of our midstream operating information for the periods presented (in thousands):

                                                   Year Ended December 31,
                                        -------------------------------------------
                                             2000            1999          1998
                                        -------------   -------------  ------------
Operating Results:
  Gross margin
    Pipeline                              $ 51,787        $ 56,864       $ 16,490
    Terminalling and storage
      and gathering and marketing           81,242          50,826         21,871
    Unauthorized trading losses             (6,963)       (166,440)        (7,100)
                                        ----------      ----------      ---------
      Total                                126,066         (58,750)        31,261
  General and administrative expense       (40,871)        (23,599)        (5,297)
                                        ----------      ----------      ---------
  Gross profit                            $ 85,195       $ (82,349)      $ 25,964
                                        ==========      ==========      =========
Average Daily Volumes (barrels):
  Pipeline Activities:
    All American
      Tariff activities                         74             101            113
      Margin activities                         60              56             50
    Other                                      107              61              -
                                        ----------      ----------       --------
    Total                                      241             218            163
                                        ==========      ==========       ========
  Lease gathering                              236             239             88
  Bulk purchases                                28             138             98
                                        ----------      ----------       ---------
     Total                                     264             377            186
                                        ==========      ==========      ==========
  Terminal throughput                           67              83             80
                                        ==========      ==========      ==========
  Storage leased to third parties,
    monthly average volumes                  1,657           1,975          1,150
                                        ==========      ==========      ==========

  Pipeline Operations. Gross margin from pipeline operations was $51.8 million for the year ended December 31, 2000, compared to $56.9 million for 1999 and $16.5 million for 1998. Gross margin from pipeline activities was negatively impacted on a comparative basis in 2000 due to the sale of the California to West Texas portion of the All American Pipeline, decreased tariff volumes from California OCS production and slightly higher fuel and power charges in 2000. These decreases in 2000 were partially offset by increased margins from the Scurlock and West Texas gathering system acquisitions in mid-1999. The increase in 1999 resulted primarily from twelve months of results from the All American Pipeline in 1999 versus five months in 1998, increased margins from our pipeline merchant activities, and to the two 1999 acquisitions

  The margin between revenue and direct cost of crude purchased from our pipeline margin activities was $21.1 million for the year ended December 31, 2000, compared to $33.5 million and $3.9 million for 1999 and 1998, respectively. Pipeline tariff revenues were approximately $47.0 million for the year ended December 31, 2000 compared to approximately $46.4 million for 1999 and approximately $19.0 million for 1998. Pipeline operations and maintenance expenses were approximately $16.3 million, $23.0 million and $6.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Average daily pipeline volumes totaled 241,000 barrels per day, 218,000 barrels per day and 163,000 barrels per day in 2000, 1999 and 1998, respectively. Volumes on the All American Pipeline decreased from an average of 157,000 barrels per day in 1999 to 134,000 barrels per day in 2000 due to the reasons discussed above. All American's tariffs volumes attributable to California OCS production were approximately 74,000 barrels per day in 2000 compared to 79,000 barrels per day in 1999. Volumes from the Santa Ynez and Point Arguello fields, both California OCS, have steadily declined from 1995 through 2000. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.6 million. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 107,000 barrels per day and 61,000 barrels per day in 2000 and 1999, respectively. The 1999 period includes volumes for Scurlock effective May 1, 1999 and West Texas gathering system volumes effective July 1, 1999.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Excluding the unauthorized trading losses, gross margin from gathering and marketing and terminalling and storage activities was approximately $81.2 million for the year ended December 31, 2000, reflecting a 60% increase over the $50.8 million reported for 1999 and a 271% increase over the $21.9 million reported for 1998. The increase in gross margin is primarily due to a full year of results from the Scurlock acquisition and increased per barrel margins due to the strong crude oil market in 2000. Gross revenues from gathering, marketing, terminalling and storage activities were approximately $5.9 billion, $10.0 billion and $3.2 billion for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 as compared to 1999 was primarily attributable to lower buy/sell, exchange and bulk volumes, partially offset by higher crude oil prices. The increase in 1999 as compared to 1998 was primarily due to increased buy/sell, exchange, bulk and lease volumes, partially attributable to the May 1999 Scurlock acquisition, as well as higher crude oil prices.

  Lease gathering volumes averaged 236,000 barrels per day in 2000, 239,000 barrels per day in 1999 and 88,000 barrels per day in 1998. Bulk purchase volumes averaged 28,000 barrels per day, 138,000 barrels per day and 98,000 barrels per day in 2000, 1999 and 1998, respectively. The decreases in 2000 compared to 1999 are due primarily to a significant amount of low margin barrels that were phased out subsequent to the discovery of the trading losses, partially offset by increased volumes attributable to the Scurlock acquisition which was effective May 1, 1999. The increase in 1999 compared to 1998 is primarily due to the Scurlock acquisition.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under our credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, our purchase contracts were terminated. We estimate that adjusted EBITDA and net income was adversely affected by approximately $6.0 million and $2.1 million, respectively, in 2000 as a result of the increase in letter of credit costs and reduced volumes. Currently, our letter of credit requirement levels are lower than those levels existing prior to the unauthorized trading losses.

  Terminal throughput, which includes both our Cushing and Ingleside terminals, was 67,000, 83,000 and 80,000 barrels per day for the years ended December 31, 2000, 1999 and 1998, respectively. Storage leased to third parties averaged 1.7 million, 2.0 million and 1.2 million barrels per month for the same periods.

  Midstream General and Administrative. General and administrative expenses were $40.9 million for the year ended December 31, 2000, compared to $23.6 million and $5.3 million for 1999 and 1998, respectively. The increase from 1999 to 2000 is primarily due to (1) a $5.0 million reserve for potentially uncollectible accounts receivable, (2) the Scurlock acquisition in mid-1999 ($5.7 million),
(3) consulting fees related to the unauthorized trading loss investigation, (4) consulting and accounting charges related to system modifications and enhancements and implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and (5) noncash compensation expense. The increase from 1998 to 1999 was primarily attributable to the Scurlock and West Texas Gathering System acquisitions in 1999 ($13.1 million), the All American Pipeline acquisition in 1998 ($0.7 million), expenses related to our operations as a public entity ($0.7 million) and continued expansion of our business activities.

  We expect midstream general and administrative expenses to run approximately $8.5 million to $9.0 million per quarter during the first six months of 2001, as we complete modifications to our existing systems and processes and we pursue collection of the accounts receivable that were reserved. This is approximately $1.0 million to $1.5 million higher than what we estimate our normal expenses will be, exclusive of the recently announced acquisitions.

  Midstream Depreciation and Amortization. Depreciation and amortization expense was $24.7 million in 2000, $17.4 million in 1999 and $5.4 million in 1998. Approximately $5.1 million of the increase in 2000 as compared to 1999 is due to increased amortization expense, primarily related to amortization of debt issue costs associated with facilities put in place during the fourth quarter of 1999, subsequent to the unauthorized trading losses. The remaining increase is attributable to the Scurlock and West Texas Gathering System acquisitions which were effective May 1, 1999 and July 1, 1999, respectively, as well as our 1999 and 2000 expansion capital additions. The increase in 1999 is due primarily to the aforementioned acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

  Consistent with our publicly announced intention to expand operations into Canada, we are pursuing the acquisition of certain Canadian assets in two separate transactions for aggregate consideration of approximately $200.0 million. Set forth below is a brief description of the acquisitions.

 Murphy Oil Company Ltd. Midstream Operations

  On March 1, 2001, we signed an agreement to purchase substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy for approximately $155.0 million in cash, plus an additional cash payment, to be determined prior to closing in accordance with the agreement, for excess inventory in the systems (estimated to be approximately $5.0 million). The principal assets to be acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, and approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of linefill, as well as a currently inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation.

  Murphy has agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

 Canadian Marketing Assets

  We have entered into a letter of intent to purchase the assets of a Canadian marketing company. The expected purchase price is approximately $43.0 million, of which approximately $18.0 million will be subject to certain performance targets. The marketing company currently generates annual EBITDA of approximately $10.0 million, gathering approximately 75,000 barrels per day of crude oil and marketing approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 100,000 barrel tank facility and working capital of approximately $8.5 million.

  Initial financing for the acquisitions will be provided via an expansion of PAA's existing revolving credit, letter of credit and inventory facility. The expanded facility will initially be underwritten by Fleet Boston and will consist of a $100.0 million five-year term loan and a $30.0 million revolving credit facility that will expire in April 2005. Consistent with PAA's stated policy of maintaining a strong capital structure by funding acquisitions with a balance of debt and equity, PAA intends to refinance a portion of its bank facility with proceeds from future bond and equity financings.

  We intend to create and establish a midstream crude oil presence in Canada that is similar to our existing operations in the U.S. By using the knowledge and skills developed in our U.S. operations, we hope to generate attractive financial returns in the Canadian market through exploiting existing inefficiencies, while attempting to improve revenues and margins on our acquired pipeline, terminalling and gathering assets. These assets complement our current activities and enhance our ability to service the needs of refiners in the U.S. Midwest. The completion of both transactions, while independent of one another, will provide us with direct access to substantial Canadian wellhead volumes via gathering and pipeline systems and strategically located terminal and storage assets.

 General

  Cash generated from operations and our credit facilities are our primary sources of liquidity. At December 31, 2000, we had working capital of approximately $20.3 million and availability on our upstream and midstream credit facilities of $197.7 million and $80.0 million, respectively. In connection with the previously discussed Canadian acquisitions, PAA's existing credit facilities will be expanded to $830.0 million. See "Credit Agreements". Consistent with our stated policy of maintaining a strong capital structure by funding acquisitions with a balance of debt and equity, PAA intends to refinance a portion of its credit facilities with proceeds from future bond and equity financings.

  We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.

 Cash Flows

                                                Year Ended December 31,
                                      ------------------------------------------------
                                          2000             1999             1998
                                      --------------   --------------  ---------------
                                                     (in millions)
Cash provided by (used in):
  Operating activities                     $ 35.9          $ (76.0)          $ 37.6

  Investing activities                      130.2           (266.4)          (483.4)

  Financing activities                     (229.2)           404.0            448.6


  Operating Activities. Net cash provided by operating activities in 2000 totaled $35.9 million compared to net cash used in operating activities of $76.0 million in 1999. The net increase is attributable to increased cash flows from our upstream and midstream activities, offset somewhat by amounts paid in the current year for the 1999 unauthorized trading losses as well as increases in crude oil inventory and linefill. Midstream cash flows increased in the current year due to a full year of results from the Scurlock and West Texas gathering system acquisitions as well as increased margins due to the strong crude oil market. Increased upstream cash flows are attributable to higher oil prices and increased production. Net cash used in operating activities in 1999 resulted from the unauthorized trading losses. The losses were partially offset by increased midstream margins due to the Scurlock and West Texas gathering system acquisitions and higher crude oil prices and increased volumes associated with our ongoing upstream acquisition and exploitation activities.

  Investing Activities. In 2000 net cash provided by investing activities resulted from the proceeds from assets sales of $224.3 million. During 2000 investing activities included expenditures of $12.2 million for crude oil pipeline, gathering and terminal costs and $78.7 million for acquisition, exploration and development costs. Net cash used in investing activities for 1999 included approximately $176.9 million for midstream acquisitions, primarily for the Scurlock and West Texas gathering system acquisitions, approximately $12.5 million for midstream capital costs and $77.9 for upstream acquisition, exploration, exploitation and development costs. Net cash used in investing activities for 1998 consisted primarily of approximately $394.0 million for the purchase of the All American Pipeline and SJV gathering system and $80.3 million for acquisition, exploration, exploitation and development costs.

  Financing activities. Cash used in financing activities in 2000 included a net reduction in long and short term debt of $158.0 million, expenditures of $23.6 million for the purchase of 1.3 million shares of treasury stock, $13.4 million in preferred stock dividends and $29.4 million in distributions to PAA unitholders. Cash provided by financing activities in 1999 was generated primarily from net issuances of (1) $50.0 million of Series F Preferred Stock
(2) $50.8 million in PAA common units and (3) $325.2 million of short-term and long-term debt. Financing activities for 1999 also included dividend payments of approximately $4.2 million on the Series E Preferred Stock and distributions to PAA unitholders of $22.2 million. Cash provided by financing activities during 1998 included net issuances of (1) $138.8 million of short-term and long-term debt, (2) $241.7 million of common units in connection with PAA's initial public offering and (3) $85.0 million in preferred stock.

  In December 2000, we exchanged, redeemed or converted all of the outstanding shares of our Series G Preferred Stock. We exchanged 169,571 shares of the Series G Preferred for an equivalent number of a new Series H Preferred Stock, plus a cash payment in an amount equal to accrued and unpaid dividends. We redeemed 213 shares at 105% of stated value plus accrued and unpaid dividends and converted 1,825 shares of Series G Preferred Stock into 62,226 shares of common stock. Each share of the Series H Preferred Stock is convertible into
33.33 shares of common stock. The Series H Preferred Stock, unlike the Series G Preferred Stock, does not bear a dividend and does not contain a mandatory redemption feature.

  In June 2000, our Board of Directors authorized the repurchase of up to one million shares of our common stock and in November the Board authorized repurchase of an additional one million shares. At December 31, 2000 we had repurchased 1.3 million shares for a total of $23.6 million and through February 28, 2001 we had repurchased a total of 1.6 million shares for total consideration of $30.6 million, or an average price of $18.83 per share.

 Capital Expenditures

  We have made and will continue to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil and natural gas reserves. Historically, we have financed these expenditures primarily with cash generated by operations, bank borrowings and the sale of subordinated notes, common stock and preferred stock. We intend to make aggregate capital expenditures of approximately $127.0 million in 2001, including approximately $120.0 million on the development and exploitation of our upstream properties, and approximately $7.0 million for midstream activities. In addition, we intend to continue to pursue the acquisition of underdeveloped producing properties and midstream acquisition opportunities. We believe that we will have sufficient cash from operating activities and borrowings under the revolving credit facility to fund our upstream capital expenditures. We plan to fund the midstream capital expenditures through working capital, cash flow, and draws under PAA's revolving credit facility and public and private debt and equity offerings.

 Commitments

  The aggregate amounts of maturities of all long-term indebtedness for the next five years at December 31, 2000 are: 2001 - $0.5 million, 2002 - $2.8 million, 2003 - $9.6 million, 2004 - $9.6 million, and 2005 - $326.8 million. These amounts consist principally of amounts due under our revolving credit facilities and subordinated notes and reflect the February 2001 amendments to PAA's revolving credit facilities. Historically, we have renewed and/or extended the revolving credit portion of our credit facilities prior to commencing scheduled payments.

  PAA will distribute 100% of its available cash within 45 days after the end of each quarter to unitholders of record, and to us. Available cash is generally defined as all cash and cash equivalents on hand at the end of the quarter less reserves established for future requirements. Minimum quarterly distributions are $0.45 for each full fiscal quarter. Distributions of available cash to the holders of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The expiration of the subordination period will generally not occur prior to December 31, 2003. There were no arrearages on common units at December 31, 2000.

  In connection with its crude oil marketing, PAA provides certain purchasers and transporters with irrevocable standby letters of credit to secure their obligation for the purchase of crude oil. Generally, these letters of credit are issued for up to seventy day periods and are terminated upon completion of each transaction. At December 31, 2000, PAA had outstanding letters of credit of approximately $59.7 million. Such letters of credit are secured by PAA's crude oil inventory and accounts receivable.

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

  Consistent with normal industry practices, substantially all of our crude oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. We have estimated that the costs to perform these tasks are approximately $11.0 million, net of salvage value and other considerations. Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization. Results from operations for 2000, 1999 and 1998 include $0.5 million, $0.5 million and $0.8 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected crude oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in the accompanying Consolidated Financial Statements.

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

 Credit Facilities

  Amounts borrowed under our credit agreements were as follows at the dates indicated (in thousands):

                                                                                  December 31,
                                                                           --------------------------
                                                                             2000              1999
                                                                           ---------        ---------
Revolving credit facility                                                   $ 27,300         $137,300
Plains Marketing, L.P. revolving credit facility                             320,000                -
Plains Marketing, L.P. letter of credit and hedged inventory facility          1,300                -
PAA bank credit agreement                                                          -          225,000
Plains Scurlock bank credit agreement                                              -           85,100
PAA letter of credit and borrowing facility                                        -           13,719
PAA secured term credit facility                                                   -           45,000
                                                                            --------         --------
                                                                            $348,600         $506,119
                                                                            ========         ========

  We have a $225.0 million revolving credit facility with a group of banks. The revolving credit facility is guaranteed by all of our upstream subsidiaries and is collateralized by our upstream oil and natural gas properties and those of the guaranteeing subsidiaries and the stock of all the upstream subsidiaries. The borrowing base under the revolving credit facility at December 31, 2000, is $225.0 million and is subject to redetermination from time to time by the lenders in good faith, in the exercise of the lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for crude oil and natural gas loans to borrowers similar to our company. Our borrowing base may be affected from time to time by the performance of our oil and natural gas properties and changes in oil and natural gas prices. We incur a commitment fee of 3/8% per annum on the unused portion of the borrowing base. In addition, we pay a fee of 1 3/8% per annum of the face amount of letters of credit that are issued under our revolving credit facility. The revolving credit facility, as amended, terminates on July 1, 2002, at which time the remaining outstanding balance converts to a term loan which is repayable in twelve equal quarterly installments commencing October 1, 2002, with a final maturity of July 1, 2005. The revolving credit facility bears interest, at our option, of either LIBOR plus 1 3/8% or Base Rate (as defined therein). At December 31, 2000, letters of credit of $0.6 million were outstanding under the revolving credit facility.

  The revolving credit facility contains covenants which, among other things, prohibit the payment of cash dividends on common stock, limit repurchases of common stock, limit the amount of consolidated debt, limit our ability to make certain loans and investments and provide that we must maintain a specified relationship between current assets and current liabilities. We are currently in compliance with the covenants contained in the revolving credit facility. At December 31, 2000, we could have borrowed the full $225.0 million available under the revolving credit facility.

  In May 2000, PAA entered into new bank credit agreements consisting of a $400.0 million senior secured revolving credit facility maturing in 2004 and a $300.0 million senior secured letter of credit and borrowing facility expiring in April 2003. At December 31, 2000, $320.0 million was outstanding on the revolving credit facility and $1.3 million in borrowings and $59.7 million in letters of credit were outstanding under the letter of credit and borrowing facility. In February 2001, PAA's bank credit agreements were amended. The amount available under the senior secured revolving credit facility was increased to $500.0 million and the maturity date was extended to April 2005. The amount available under the senior secured letter of credit and borrowing facility was reduced to $200.0 million and the expiration date was extended to April 2004. In addition, the banks agreed to an amendment which will allow PAA to borrow an additional $130.0 million under the terms of the senior secured revolving credit facility to consummate the Canadian acquisitions. PAA has an underwritten commitment, subject to certain conditions, for the $130.0 million.

  PAA's bank credit agreements currently consist of:

  . a $500.0 million senior secured revolving credit facility, of which $492.0 million is currently available, which is secured by substantially all of PAA's assets and matures in April 2005. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at PAA's option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. PAA incurs a commitment fee on the unused portion of the revolving credit facility.

  . a $200.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The letter of credit facility is secured by substantially all of PAA's assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil which has been hedged against future price risk. The letter of credit facility expires in April 2004. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of PAA's current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. At December 31, 2000, $57.9 million in letters of credit were outstanding under the letter of credit and borrowing facility.

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

  PAA's bank credit agreements treat a change of control as an event of default and also requires it to maintain:

  .  a current ratio (as defined) of 1.0 to 1.0;
  . a debt coverage ratio which is not greater than 4.0 to 1.0 for the period from March 31, 2000, to March 31, 2002, and subsequently 3.75 to 1.0;
  . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  The consummation of the Canadian marketing company acquisition will result in a change in the required debt coverage and debt to capital ratios to:

  . a debt coverage ratio which is not greater than 4.25 to 1.0 through December 30, 2002 and 4.0 to 1.0 thereafter; and

  . a debt to capital ratio of not greater than 0.67 to 1.0 through December 30, 2002 and 0.65 to 1.0 thereafter.

  The consummation of the Murphy Acquisition, whether or not the Canadian marketing company acquisition occurs, will result in a change in the required debt coverage and debt to capital ratios to:

  . a debt coverage ratio which is not greater than 4.75 to 1.0 through September 29, 2001, 4.50 to 1 from September 30, 2001 through June 29, 2002, 4.25 to 1.0 from June 30, 2002 through December 30, 2002 and 4.0 to
     1.0 thereafter; and

  . a debt to capital ratio of not greater than 0.73 to 1.0 prior to December 30, 2002 and 0.65 to 1.0 thereafter.

  A default under PAA's bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as PAA is in compliance with its bank credit agreements, they do not restrict its ability to make distributions of "available cash" as defined in the partnership agreement. PAA is currently in compliance with the covenants contained in its credit agreements. Under the most restrictive of these covenants, at December 31, 2000, PAA could have borrowed up to $386.4 million under its secured revolving credit facility.

 Contingencies

  Following our announcement in November 1999 of PAA's losses resulting from unauthorized trading by a former employee, numerous class action lawsuits were filed against PAA, certain of its general partner's officers and directors and in some of these cases, its general partner and us alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court against PAA's general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to PAA and its unitholders by failing to monitor properly the activities of its traders. These suits, for the most part, have been settled. See Item 3. - "Legal Proceedings."

  We may experience future releases of crude oil into the environment from our pipeline and storage operations, or discover releases that were previously unidentified. Although we maintain an extensive inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business.

OUTLOOK

  Our upstream activities are affected by changes in crude oil prices, which historically have been volatile. Although we have routinely hedged a substantial portion of our crude oil production and intend to continue this practice, substantial future crude oil price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low crude oil prices could affect our ability to raise capital on favorable terms. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow To manage our exposure to commodity price risk, our upstream business routinely hedges a portion of its crude oil production. For 2001, we have entered into various arrangements, using a combination of swaps, collars and purchased puts and calls, which will provide for us to receive an average minimum NYMEX price of approximately $23.00 per barrel on 21,500 barrels per day with full market price participation up to an average of $27.00 per barrel. We then have further upside participation on approximately 32% of those hedged barrels to $30.00 per barrel, upside participation on 55% of hedged barrels beyond a NYMEX price of $30.00 and 100% upside participation on hedged barrels above a NYMEX price of $35.90. For example, if the NYMEX index averages $35.00 during 2001, we will receive $31.30 per barrel, if the NYMEX index averages 27.00, we will receive $27.00 per barrel, if the NYMEX index averages $23.00 per barrel, we will receive $24.50 per barrel, and if the NYMEX index were to fall to $15.00 per barrel we would receive approximately $21.83 per barrel. For 2002, we have entered into various arrangements that provide for us to receive an average minimum NYMEX price of $23.25 per barrel on 16,000 barrels per day with full market price participation on 25% of the hedged barrels up to $35.00 per barrel and 100% upside participation on approximately 80% of the hedged barrels beyond $35.00. Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices for 2001 and 2002. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel. The cost of the hedges is included in our balance sheet at December 31, 2000. Our management intends to continue to maintain hedging arrangements for a significant portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if crude oil prices decline below the prices at which these hedges are set. But ceiling prices in our hedges may cause us to receive less revenue on the hedged volumes than we would receive in the absence of hedges. See Item 7a. - "Quantitative and Qualitative Disclosures About Market Risk".

  Higher crude, natural gas and hydrocarbon product prices have resulted in an increase in operating costs for natural gas, diesel and electricity consumed by operations, and we expect these costs may rise or fall depending on the volatility of the crude, natural gas and electrical power markets. On March 27, 2001, the California Public Utilities Commission proposed a $0.04 per kilowatt hour increase in electric rates by making permanent a $0.01 per kilowatt hour temporary increase that was effective on January 1, 2001 and further increasing the rate by $0.03 per kilowatt hour. The rate increase, which will affect certain of our onshore properties in California, will increase our upstream production expenses. In addition, as a result of consolidation among service and supply companies and increasing demand for rigs, supplies and services, it is anticipated there will be continued upward pressure on operating expenses and capital costs.

  Certain of our operations in California that have interruptible electrical contracts have been adversely impacted by electrical service interruptions. We estimate that our oil and gas production for 2000 and the first quarter of 2001 was adversely affected by approximately 43,000 BOE and 45,000 BOE, respectively, as a result of such interruptions. Although under recent regulatory rulings we believe that our operations will only be affected if rolling blackouts occur and we have made operational changes to mitigate the effects of electrical interruptions, there can be no assurance that our operations will not be adversely impacted in the future by the California power market.

  Our midstream operations will also be impacted by higher fuel and power costs relating to our pipeline and trucking operations. The increased costs will be offset by a 10% increase in the tariff rate on the All American Pipeline effective January 1, 2001. Also, the crude oil market moved into contango in March 2001, which generally means lower gross margin from our gathering and marketing activities during this transition. However, this type of market creates other arbitrage opportunities and an increase in the utilizations of our tankage at Cushing and in the field. We believe, although there can be no assurance, that increased profits from these opportunities will reduce the impact of the weaker gathering and marketing markets.

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

  A significant portion of the gross margin of PAA is derived from the Santa Ynez and Point Arguello fields located California OCS. Volumes received from the Santa Ynez and Point Arguello fields have declined from 92,000 and 60,000 average daily barrels, respectively, in 1995 to 56,000 and 18,000 average daily barrels, respectively, for the year ended December 31, 2000. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. As operator of Point Arguello, we are conducting additional drilling and other activities on this field, but we cannot assure you that these activities will affect the production decline. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.6 million.

  As previously discussed, our future results will also be affected by natural decline in our producing oil and natural gas properties and declines in California OCS production transported on the All American Pipeline.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
133. SFAS 133 was subsequently amended (i) in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000; and
(ii) in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities," which amended certain provisions, inclusive of the definition of the normal purchase and sale exclusion., We have determined that our physical purchase and sale agreements, which under SFAS 133 could be considered derivatives, qualify for the normal purchase and sale exclusion.

  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income, a component of stockholders' equity. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in earnings in the current period.

  We have adopted SFAS 133, as amended, effective January 1, 2001. Our implementation procedures identified all instruments in place at the adoption date that are subject to the requirements of SFAS 133. Upon adoption, we recorded a net-of-tax and minority interest cumulative effect gain of $4.5 million in other comprehensive income and a net-of-tax and minority interest cumulative effect charge of $2.0 million to earnings to recognize at fair value all derivative instruments that were designated as cash flow hedging instruments. Correspondingly, assets have been increased by $14.2 million and liabilities and minority interest have been increased by $11.7 million. Implementation issues continue to be addressed by the FASB and any change to existing guidance might impact our implementation. Adoption of this standard could increase volatility in earnings and equity through comprehensive income.

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

  Commodity Price Risk. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below (in millions):



                                                             December 31,
                                        ----------------------------------------------------
                                                  2000                        1999
                                        -------------------------    -----------------------
                                                        Effect of                  Effect of
                                                           10%                        10%
                                           Fair           Price          Fair        Price
                                          Value         Decrease        Value      Decrease
                                        -----------   -----------    -----------  ----------
Crude oil:
  Futures contracts                       $  (9.4)      $  6.0         $    -        $ (2.8)
  Swaps and options contracts                17.3        (13.0)         (22.0)         (6.2)

  The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the swap and approximate the gain or loss that would have been realized if the contracts had been closed out at year end. All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent decrease in prices regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude oil prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

  We have entered into various arrangements, using a combination of swaps, collars and purchased puts and calls, to fix the NYMEX crude oil spot price for a significant portion of our crude oil production. On December 31, 2000, these arrangements provided for a NYMEX crude oil price of approximately $23.00 per barrel on 21,500 barrels per day from January 1, 2001, through December 31, 2001, with full market price participation up to an average of $27.00 per barrel. For 2002, we have entered into various arrangements that provide for us to receive an average minimum NYMEX WTI price of $23.00 per barrel on 10,000 barrels per day with full market price participation up to an average of $24.90 per barrel. Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX price. Gains or losses are recognized in the month of related production and are included in crude oil and natural gas sales. Such contracts resulted in a reduction of revenues of $79.4 million and $11.1 million for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, we had an unrealized gain of $17.3 million with respect to such contracts.

  At December 31, 2000, our hedging activities included crude oil futures contracts maturing through 2001, covering approximately 3.2 million barrels of crude oil. Because such contracts are designated as hedges and correlate to price movements of crude oil, any gains or losses resulting from market changes will be largely offset by losses or gains on our hedged inventory or anticipated purchases of crude oil. Such contracts resulted in a reduction in revenues of $15.1 million and $17.8 million for the years ended December 31, 2000 and 1999, respectively. The offsetting gains from the physical positions are not included in such amounts. The unrealized loss with respect to such instruments at December 31, 2000 was $7.8 million.

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal payments and the related weighted average interest rates by expected maturity dates for debt outstanding at December 31, 2000. Our variable rate debt bears interest at LIBOR or prime plus the applicable margin. The average interest rates presented below are based upon rates in effect at December 31, 2000. The carrying value of variable rate bank debt approximates fair value because interest rates are variable, based on prevailing market rates. The fair value of fixed rate debt was based on quoted market prices based on trades of subordinated debt. The fair value of the Redeemable Preferred Stock was based on a valuation provided by an outside source.


                                                                   Expected Year of Maturity
                                     ------------------------------------------------------------------------------    Fair
                                       2001        2002        2003       2004       2005     Thereafter   Total      Value
                                     ---------  -----------  ---------  ---------  ---------  ----------  ---------  ---------
                                                                     (dollars in millions)
Liabilities:
  Short-term debt  - variable rate      $ 1.3      $   -      $   -      $    -      $   -      $     -    $  1.3      $  1.3
    Average interest rate                8.37%                                                                8.37%
  Long-term debt - variable rate            -        2.3        9.1       329.1 (1)    6.8            -      347.3      347.3
    Average interest rate                   -       8.38%      8.38%       9.13%      8.38%           -       9.09%
  Long-term debt - fixed rate             0.5        0.5        0.5         0.5          -        275.0      277.0      276.4
    Average interest rate                8.00%      8.00%      8.00%       8.00%         -       10.25%      10.23%
Redeemable Preferred Stock                  -          -          -           -          -         50.0    $  50.0     $ 93.2

  (1) After the February 2001 amendments to PAA's bank credit agreements, the expected year of maturity for $320.0 million of this amount is 2005.

  At December 31, 1999, the carrying value of all variable rate bank debt and the Redeemable Preferred Stock of $506.1 million and $138.8 million, respectively, approximated the fair value and liquidation value, respectively, at that date. The carrying value and fair value of the fixed rate debt was $280.5 million and $268.1 million, respectively, at that date.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2000, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $240.0 million, for which we would pay approximately $0.9 million if such arrangements were terminated as of such date. The adjustment to interest expense resulting from interest rate swaps for the years ended December 31, 2000 and 1999 was a $0.3 million gain and a $0.2 million loss, respectively. These instruments are based on LIBOR margins and provide for (1) a floor of 5% and a ceiling of 6.5% with an expiration date of February 2001 for $90.0 million notional principal amount (2) a floor of 6% and a ceiling of 8% with an expiration date of August 2002 for $125.0 million notional principal amount and
(3) a ceiling of 5.7% with an expiration date of July 2008 for $25.0 million notional principal amount. The counterparty has the option to terminate the $25.0 million swap in July 2003, and either party may terminate in July 2005.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required here is included in the report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding our directors will be included in the proxy statement for the 2001 annual meeting of stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 2000, and is incorporated herein by reference. Information with respect to our executive officers is presented in
Part I, Item 4 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

  Information regarding executive compensation will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding beneficial ownership will be included in the Proxy Statement and is incorporated herein by reference.

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

     3.4 Certificate of Designation, Preference and Rights of Series F Cumulative Convertible Preferred Stock (incorporated by reference to
          Exhibit 3(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     3.5 Certificate of Designation, Preference and Rights of Series G Cumulative Convertible Preferred Stock (incorporated by reference to
          Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    *3.6 Certificate of Designation, Preference and Rights of Series H Cumulative Convertible Preferred Stock.

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

     4.7 Registration Rights Agreement dated as of September 22, 1999, among Plains Resources Inc., the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc. and First Union Capital Markets Corp. (incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
          1999).

     4.8 Stock Purchase Agreement dated as of December 15, 1999, among Plains Resources Inc. and the purchasers named therein (incorporated by reference to Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     4.9 Amendment to Stock Purchase Agreement dated as of December 17, 1999, among Plains Resources Inc. and the purchasers named therein (incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

    10.10 Fourth Amended and Restated Credit Agreement dated May 22,1998, among the Company and ING (U.S.) Capital Corporation, et. al. (incorporated by reference to Exhibit 10(y) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

  **10.11 First Amendment to Plains Resources Inc. 1996 Stock Incentive Plan dated May 21, 1998 (incorporated by reference to Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)

  **10.12 Third Amendment to Plains Resources Inc. 1992 Stock Incentive Plan dated May 21, 1998 (incorporated by reference to Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

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

    10.20 Fifth Amendment to Fourth Amended and Restated Credit Agreement dated December 1, 1999, among the Company and First Union National Bank, et al (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    10.21 Sixth Amendment to Fourth Amended and Restated Credit Agreement dated June 12, 2000, among the Company and First Union National Bank, et al (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

    10.22 Seventh Amendment to Fourth Amended and Restated Credit Agreement dated October 11, 2000, among the Company and First Union National Bank, et al (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

   *10.23 Third Amendment to Plains Resources 1996 Stock Incentive Plan dated
          June 7, 2000.

    10.24 Forms of Officer Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Form S-8 Registration Statement (Reg No. 333-45562)

    10.25 Contribution, Conveyance and Assumption Agreement among Plains All American Pipeline, L.P. and certain other parties dated as of November 23, 1998 (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American, L.P.).

    10.26 Plains All American Inc., 1998 Long-Term Incentive Plan
          (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

    10.27 Plains All American Inc., 1998 Management Incentive Plan (incorporated by reference to Exhibit 10.05 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

    10.28 Crude Oil Marketing Agreement among Plains Resources Inc., Plains Illinois Inc., Stocker Resources, L.P., Calumet Florida, Inc. and Plains Marketing, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

    10.29 Omnibus Agreement among Plains Resources Inc., Plains All American Pipeline, L.P., Plains Marketing, L.P., All American Pipeline, L.P., and Plains All American Inc. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

    10.30 Transportation Agreement dated July 30, 1993, between All American Pipeline Company and Exxon Company, U.S.A. (incorporated by reference to Exhibit 10.9 to Registration Statement, file No. 333-64107 for Plains All American Pipeline, L.P.).

    10.31 Transportation Agreement dated August 2, 1993, between All American Pipeline Company and Texaco Trading and Transportation Inc., Chevron U.S.A. and Sun Operating Limited Partnership (incorporated by reference to Exhibit 10.10 to Registration Statement, file No. 333-64107 for Plains All American Pipeline, L.P.).

    10.32 Form of Transaction Grant Agreement (Payment on Vesting)
          (incorporated by reference to Exhibit 10.12 to Registration Statement, file No. 333-64107 for Plains All American Pipeline, L.P.).

    10.33 First Amendment to Contribution, Conveyance and Assumption Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit
          10.13 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

    10.34 Agreement for Purchase and Sale of Membership Interest in Scurlock Permian LLC between Marathon Ashland LLC and Plains Marketing, L.P. dated as of March 17, 1999 (incorporated by reference to Exhibit

    10.35 Asset Sales Agreement between Chevron Pipe Line Company and Plains Marketing, L.P. dated as of April 16, 1999 (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999 for Plains All American Pipeline, L.P.).

  **10.36 Transaction Grant Agreement with Greg L. Armstrong (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1, file no. 333-86907 1999 for Plains All American Pipeline, L.P.).

    10.37 Pipeline Sale and Purchase Agreement dated January 31, 2000, among Plains All American Pipeline, L.P., All American Pipeline, L.P., El Paso Natural Gas Company and El Paso Pipeline Company (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the Year Ended December 31, 1999 for Plains All American Pipeline, L.P.).

    10.38 Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated May 8, 2000, among Plains Marketing, L.P., All American Pipeline, L.P., Plains All American Pipeline, L.P. and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit
          10.01 to the Quarterly Report on Form 10-Q for Plains All American Pipeline, L.P. for the quarterly period ended March 31, 2000).

    10.39 Credit Agreement [Revolving Credit Facility] dated May 8, 2000, among Plains Marketing, L.P., All American Pipeline, L.P., Plains All American Pipeline, L.P. and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q for Plains All American Pipeline, L.P. for the quarterly period ended March 31, 2000).

    10.40 First Amendment to Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated as of February 26, 2001 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the Year Ended December 31, 2000 for Plains All American Pipeline, L.P.).

    10.41 First Amendment to Credit Agreement [Revolving Credit Facility] dated as of February 26, 2001 (incorporated by reference to Exhibit 10.187 to Annual Report on Form 10-K for the Year Ended December 31, 2000 for Plains All American Pipeline, L.P.).

    21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999) .

   *23.1  Consent of PricewaterhouseCoopers LLP.

   *23.2  Consent of H.J. Gruy and Associates, Inc.

   *23.3  Consent of Netherland, Sewell and Associates, Inc.

   *23.4  Consent of Ryder Scott Company.

--------------
 * Filed herewith
** A management contract or compensation plan.

(B)  REPORTS ON FORM 8-K

     A Current Report on Form 8-K was filed on December 7, 2000, in connection with our announcement that we would be evaluating strategic restructuring alternatives intended to optimize the value and value-creating ability of each of our upstream and midstream business segments.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLAINS RESOURCES INC.



Date:  April 2, 2001          By:  /s/ Phillip D. Kramer
                                 ---------------------------------------------
                                   Phillip D. Kramer, Executive Vice President
                                   and Chief Financial Officer (Principal
                                   Financial Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 2, 2001          By:  /s/ Greg L. Armstrong
                                 ---------------------------------------------
                                    Greg L. Armstrong, President, Chief
                                    Executive Officer and Director (Principal
                                    Executive Officer)


Date:  April 2, 2001          By:  /s/ Jerry L. Dees
                                 ----------------------------------------------
                                    Jerry L. Dees, Director



Date:  April 2, 2001          By:  /s/ Tom H. Delimitros
                                 ----------------------------------------------
                                    Tom H. Delimitros, Director



Date:  April 2, 2001          By:  /s/ Cynthia A. Feeback
                                 ----------------------------------------------
                                    Cynthia A. Feeback, Vice President -
                                    Accounting And Assistant Treasurer
                                    (Principal Accounting Officer)



Date:  April 2, 2001          By:  /s/ William M. Hitchcock
                                 -----------------------------------------------
                                    William M. Hitchcock, Director



Date:  April 2, 2001          By:  /s/ Phillip D. Kramer
                                 ----------------------------------------------
                                    Phillip D. Kramer, Executive Vice President
                                    and Chief Financial Officer (Principal
                                    Financial Officer)



Date:  April 2, 2001          By:  /s/ Dan M. Krausse
                                 ---------------------------------------------
                                    Dan M. Krausse, Chairman of the Board and
                                    Director

Date:  April 2, 2001          By:  /s/ John H. Lollar
                                 ---------------------------------------------
                                    John H. Lollar, Director



Date:  April 2, 2001          By:  /s/ Robert V. Sinnott
                                 --------------------------------------------
                                    Robert V. Sinnott, Director



Date:  April 2, 2001          By:  /s/ J. Taft Symonds
                                 --------------------------------------------
                                    J. Taft Symonds, Director


  Our annual report to stockholders for the year ended December 31, 2000, and the proxy statement relating to the annual meeting of stockholders will be furnished to stockholders subsequent to the filing of this annual report on Form 10-K. Such documents have not been mailed to stockholders as of the date of this report.

                             PLAINS RESOURCES INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Financial Statements
  Report of Independent Accountants..............................................................   F-2
  Consolidated Balance Sheets as of December 31, 2000 and 1999...................................   F-3
  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.....   F-4
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.....   F-5
  Consolidated Statements of Changes in Non-redeemable Preferred Stock, Common Stock and Other
    Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998....................   F-6
  Notes to Consolidated Financial Statements.....................................................   F-7

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Plains Resources Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plains Resources Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its crude oil inventories in connection with its adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", effective January 1, 2000.

PricewaterhouseCoopers LLP

Houston, Texas
March 22, 2001

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               December 31,
                                                                        -------------------------
                                                                            2000          1999
                                                                        ----------     ----------
                                ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $    5,080     $   68,228
Accounts receivable and other                                              375,485        521,948
Inventory                                                                   54,844         40,478
Assets held for sale (Note 6)                                                    -        141,486
                                                                        ----------     ----------
Total current assets                                                       435,409        772,140
                                                                        ----------     ----------

PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method
  Subject to amortization                                                  762,245        671,928
  Not subject to amortization                                               42,581         52,031
Crude oil pipeline, gathering and terminal assets                          470,460        458,502
Other property and equipment                                                 6,453          7,706
                                                                        ----------     ----------
                                                                         1,281,739      1,190,167

Less allowance for depreciation, depletion and amortization               (437,465)      (402,514)
                                                                        ----------     ----------
                                                                           844,274        787,653
                                                                        ----------     ----------
OTHER ASSETS                                                               114,646        129,767
                                                                        ----------     ----------
                                                                        $1,394,329     $1,689,560
                                                                        ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                          $  413,309     $  546,393
Notes payable and other current obligations                                  1,811        109,880
                                                                        ----------     ----------
Total current liabilities                                                  415,120        656,273

BANK DEBT                                                                   27,300        137,300
BANK DEBT OF A SUBSIDIARY                                                  320,000        259,450
SUBORDINATED DEBT                                                          277,543        277,909
OTHER LONG-TERM DEBT                                                         1,533          2,044
OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                             3,422         21,107
                                                                        ----------     ----------
                                                                         1,044,918      1,354,083
                                                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTE 16)

MINORITY INTEREST                                                          162,271        156,045
                                                                        ----------     ----------
CUMULATIVE CONVERTIBLE PREFERRED STOCK,
  STATED AT LIQUIDATION PREFERENCE                                          50,000        138,813
                                                                        ----------     ----------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
 AND OTHER STOCKHOLDERS' EQUITY

Series D Cumulative Convertible Preferred Stock, $1.00 par value,
  46,600 shares authorized, issued and outstanding, at stated value         23,300         23,300
Series H Cumulative Convertible Preferred Stock, $1.00 par value,
  175,000 shares authorized, 169,571 shares issued
  and outstanding, at stated value                                          84,785              -
Common Stock, $0.10 par value, 50,000,000 shares authorized;
  18,746,612 shares and 17,924,050 shares issued
  at December 31, 2000 and 1999, respectively                                1,875          1,792
Additional paid-in capital                                                 139,203        130,027
Accumulated deficit                                                        (88,410)      (114,500)
Treasury stock, at cost                                                    (23,613)             -
                                                                        ----------     ----------
                                                                           137,140         40,619
                                                                        ----------     ----------
                                                                        $1,394,329     $1,689,560
                                                                        ==========     ==========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             Year Ended December 31,
                                                                   ----------------------------------------
                                                                      2000           1999          1998
                                                                   ----------    -----------    -----------
REVENUES
Oil and natural gas sales                                          $  149,342    $   116,223    $  102,754
Marketing, transportation, storage and terminalling revenues        6,425,644     10,796,998     3,454,635
Gain on PAA unit offerings                                                  -          9,787        60,815
Gain on sale of assets (Note 6)                                        48,188         16,457             -
Interest and other income                                               7,411          1,237           834
                                                                   ----------    -----------    ----------
                                                                    6,630,585     10,940,702     3,619,038
                                                                   ----------    -----------    ----------
EXPENSES
Production expenses                                                    62,140         55,645        50,827
Marketing, transportation, storage and terminalling expenses        6,292,615     10,689,308     3,416,274
Unauthorized trading losses and related expenses (Note 3)               7,963        166,440         7,100
General and administrative                                             50,776         31,402        10,778
Depreciation, depletion and amortization                               47,221         36,998        31,020
Reduction in carrying cost of oil and natural gas properties                -              -       173,874
Interest expense                                                       55,828         46,378        35,730
                                                                   ----------    -----------    ----------
                                                                    6,516,543     11,026,171     3,725,603
                                                                   ----------    -----------    ----------
Income (loss) before income taxes, minority interest,
  extraordinary item and cumulative effect of accounting change       114,042        (85,469)     (106,565)
Minority interest                                                      42,535        (40,203)          786
                                                                   ----------    -----------    ----------
Income (loss) before income taxes, extraordinary item
  and cumulative effect of accounting change                           71,507        (45,266)     (107,351)
Income tax expense (benefit):
  Current                                                               1,020             (7)          862
  Deferred                                                             24,563        (20,472)      (45,867)
                                                                   ----------    -----------    ----------
Income (loss) before extraordinary item
  and cumulative effect of accounting change                           45,924        (24,787)      (62,346)
Extraordinary item, net of tax benefit
  and minority interest (Note 12)                                      (4,988)          (544)            -
Cumulative effect of accounting change,
  net of tax benefit (Note 2)                                            (121)             -             -
                                                                   ----------    -----------    ----------
NET INCOME (LOSS)                                                      40,815        (25,331)      (62,346)
Less:  cumulative preferred stock dividends                            14,725         10,026         4,762
                                                                   ----------    -----------    ----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                 $   26,090    $   (35,357)   $  (67,108)
                                                                   ==========    ===========    ==========
Basic earnings per share:
  Income (loss) before extraordinary item and
   cumulative effect of accounting change                          $     1.75    $     (2.02)   $    (3.99)
  Extraordinary item                                                    (0.28)         (0.03)            -
  Cumulative effect of accounting change                                (0.01)             -             -
                                                                   ----------    -----------    ----------
  Net income (loss)                                                $     1.46    $     (2.05)   $    (3.99)
                                                                   ==========    ===========    ==========
Diluted earnings per share:
  Income (loss) before extraordinary item and
   cumulative effect of accounting change                          $     1.56    $     (2.02)   $    (3.99)
  Extraordinary item                                                    (0.17)         (0.03)            -
  Cumulative effect of accounting change                                    -              -             -
                                                                   ----------    -----------    ----------
  Net income (loss)                                                $     1.39    $     (2.05)   $    (3.99)
                                                                   ==========    ===========    ==========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                            Year Ended December 31,
                                                                   --------------------------------------
                                                                       2000          1999         1998
                                                                   -----------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $    40,815    $ (25,331)   $ (62,346)
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                              47,221       36,998       31,020
  Reduction in carrying costs of oil and natural gas properties              -            -      173,874
  Noncash gains (Notes 4 and 6)                                        (48,188)     (26,244)     (70,037)
  Minority interest in income of a subsidiary                           35,566      (40,203)         786
  Deferred income taxes                                                 21,297      (20,472)     (45,867)
  Noncash compensation expense                                           2,682        1,013            -
  Allowance for doubtful accounts                                        5,000            -            -
  Other noncash items                                                   10,925          (61)          90
Change in assets and liabilities from operating activities:
  Accounts receivable and other                                        102,651     (226,438)      24,084
  Inventory                                                            (13,977)      33,930      (19,057)
  Pipeline linefill                                                    (16,679)          (3)      (3,904)
  Accounts payable and other current liabilities                      (143,453)     171,974        8,987
  Other long-term liabilities                                           (8,000)      18,873            -
                                                                   -----------    ---------    ---------
Net cash provided by (used in) operating activities                     35,860      (75,964)      37,630
                                                                   -----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for midstream acquisitions (Note 6)                                 -     (176,918)    (394,026)
Payment for crude oil pipeline, gathering and terminal assets          (12,219)     (12,507)      (8,131)
Proceeds from the sale of oil and natural gas properties                     -            -          131
Payment for acquisition, exploration and developments costs            (78,726)     (77,899)     (80,318)
Payment for additions to other property and assets                      (3,133)      (2,472)      (1,078)
Proceeds from asset sales (Note 6)                                     224,261        3,400            -
                                                                   -----------    ---------    ---------
Net cash provided by (used in) investing activities                    130,183     (266,396)    (483,422)
                                                                   -----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                         1,698,575      744,971      570,560
Proceeds from short-term debt                                           51,300      131,119       31,750
Proceeds from sale of capital stock, options and warrants                2,301        5,542          828
Proceeds from issuance of preferred stock                                    -       50,000       85,000
Proceeds from issuance of common units, net (Note 4)                         -       50,759      241,690
Principal payments of long-term debt                                (1,799,186)    (449,332)    (423,560)
Principal payments of short-term debt                                 (108,719)     (82,150)     (40,000)
Purchase of treasury stock                                             (23,613)           -            -
Costs incurred in connection with financing arrangements                (6,748)     (19,448)     (13,075)
Preferred stock dividends                                              (13,409)      (4,245)           -
Distributions to unitholders                                           (29,432)     (22,201)           -
Other                                                                     (260)        (971)      (4,571)
                                                                   -----------    ---------    ---------
Net cash provided by (used in) financing activities                   (229,191)     404,044      448,622
                                                                   -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                   (63,148)      61,684        2,830
Cash and cash equivalents, beginning of year                            68,228        6,544        3,714
                                                                   -----------    ---------    ---------
Cash and cash equivalents, end of year                             $     5,080    $  68,228    $   6,544
                                                                   ===========    =========    =========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN NON-REDEEMABLE
         PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                                                2000                        1999                    1998
                                                     -------------------------  ------------------------   ----------------------
                                                          SHARES      AMOUNT       SHARES       AMOUNT        SHARES      AMOUNT
                                                     -----------    ----------  -----------    ---------   -----------  ----------
SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Balance, beginning of year                                 47     $  23,300            47    $  21,946           47     $ 20,671
  Preferred stock dividends                                   -             -             -        1,354            -        1,275
                                                         ------     ---------        ------    ---------       ------     --------
  Balance, end of year                                       47     $  23,300            47    $  23,300           47     $ 21,946
                                                         ------     ---------        ------    ---------       ------     --------
SERIES H CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Balance, beginning of year                                  -     $       -             -    $       -            -     $      -
  Shares issued upon conversion of
    redeemable preferred stock                              170        84,785             -            -            -            -
                                                         ------     ---------        ------    ---------       ------     --------
  Balance, end of year                                      170     $  84,785             -    $       -            -     $      -
                                                         ------     ---------        ------    ---------       ------     --------
COMMON STOCK
  Balance, beginning of year                             17,924     $   1,792        16,882    $   1,688       16,703     $  1,670
  Capital stock issued upon exercise
    of options, warrants and other                          557            56           943           94          179           18
  Conversion of preferred
    stock into common                                       266            27            99           10            -            -
                                                         ------     ---------        ------    ---------       ------     --------
  Balance, end of year                                   18,747     $   1,875        17,924    $   1,792       16,882     $  1,688
                                                         ------     ---------        ------    ---------       ------     --------
ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of year                                        $ 130,027                  $ 124,679                  $122,887
  Capital stock issued upon exercise
    of options, warrants and other                                      5,223                      3,583                     1,792
  Conversion of preferred
    stock into common                                                   3,958                      1,765                        -
  Redemption of preferred stock                                            (5)                         -                        -
                                                                    ---------                  ---------                  --------
  Balance, end of year                                              $ 139,203                  $ 130,027                  $124,679
                                                                    ---------                  ---------                  --------
ACCUMULATED DEFICIT
  Balance, beginning of year                                        $(114,500)                 $ (79,143)                 $(12,035)
  Preferred stock dividends                                           (14,725)                   (10,026)                   (4,762)
  Net income (loss)                                                    40,815                    (25,331)                  (62,346)
                                                                    ---------                  ---------                  --------
  Balance, end of year                                              $ (88,410)                 $(114,500)                 $(79,143)
                                                                    ---------                  ---------                  --------
TREASURY STOCK
  Balance, beginning of year                                  -     $       -             -    $       -            -     $      -
  Purchase of treasury stock                             (1,291)      (23,613)            -            -            -            -
                                                         ------     ---------        ------    ---------       ------     --------
  Balance, end of year                                   (1,291)    $ (23,613)            -    $                    -     $
                                                         ------     ---------        ------    ---------       ------     --------
TOTAL                                                               $ 137,140                  $  40,619                  $ 69,170
                                                                    =========                  =========                  ========

                See notes to consolidated financial statements.

                             PLAINS RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Organization and Basis of Presentation

 Organization

  We are an independent energy company that is engaged in two related lines of business. Our first line of business, which we refer to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. Our second line of business, which we refer to as "midstream", is engaged in the marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". We conduct this second line of business through our majority ownership in Plains All American Pipeline, L.P. ("PAA"). Our upstream crude oil and natural gas activities are focused in California (in the Los Angeles Basin, the Arroyo Grande Field, and the Mt. Poso Field), California Outer Continental Shelf ("OCS") (in the Point Arguello Field), the Sunniland Trend of South Florida and the Illinois Basin in southern Illinois. Our midstream activities are concentrated in California, Texas, Oklahoma, Louisiana, Illinois and the Gulf of Mexico.

 Basis of Consolidation and Presentation

  The consolidated financial statements include the accounts of Plains Resources Inc., our wholly owned subsidiaries and PAA, in which we have an approximate 54% ownership interest. Plains All American Inc., one of our wholly owned subsidiaries, serves as PAA's sole general partner. For financial statement purposes, the assets, liabilities and earnings of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Note 2 -- Summary of Significant Accounting Policies

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include (1) crude oil and natural gas reserves, (2) depreciation, depletion and amortization, including future abandonment costs, (3) income taxes and related valuation allowance, (4) allowance for doubtful accounts receivable and (5) accrued liabilities. Although management believes these estimates are reasonable, actual results could differ from these estimates.

  Cash and Cash Equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. At December 31, 2000 and 1999, the majority of cash and cash equivalents is concentrated in two institutions and at times may exceed federally insured limits. We periodically assess the financial condition of the institutions and believe that any possible credit risk is minimal.

  Accounts Receivable, Net. At December 31, 2000, our allowance for doubtful accounts receivable totaled $5.0 million and is reflected in the consolidated balance sheet as a reduction of certain accounts receivable which are included in Other Assets. The allowance was established in 2000 by a $5.0 million charge to general and administrative expense.

  Inventory. Crude oil inventories related to oil and gas producing operations are carried at cost. Crude oil inventories related to marketing, transportation, storage and terminalling operations are carried at the lower of cost, as adjusted for deferred hedging gains and losses, or market value using an average cost method. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method.

  Inventory consists of the following (in thousands):

                                  December 31,
                             --------------------
                                2000       1999
                            ---------   ---------
Crude oil                     $49,261    $35,664
Materials and supplies          5,583      4,814
                              -------    -------
                              $54,844    $40,478
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

  .  crude oil terminal and storage facilities - 30 to 40 years; and

  .  trucking equipment, injection stations and other - 5 to 10 years.

Acquisitions and improvements are capitalized; maintenance and repairs are expensed as incurred.

  Other Property and Equipment. Other property and equipment is recorded at cost and consists primarily of office furniture and fixtures and computer hardware and software. Acquisitions, renewals, and betterments are capitalized; maintenance and repairs are expensed. Depreciation is provided using the straight-line method over estimated useful lives of three to seven years. Net gains or losses on property and equipment disposed of are included in interest and other income in the period in which the transaction occurs.

  Other Assets. Other assets consist of the following (in thousands):

                                                December 31,
                                            ---------------------
                                              2000         1999
                                            --------     --------
Pipeline linefill                           $ 34,312     $ 17,633
Deferred tax asset, net (see Note 11)         47,974       67,366
Debt issue costs (see Note 7)                 15,868       35,101
Land                                           8,853        8,853
Long-term receivable, net                      5,000            -
Other                                          7,176       10,965
                                            --------     --------
                                             119,183      139,918
Accumulated amortization                      (4,537)     (10,151)
                                            --------     --------
                                            $114,646     $129,767
                                            ========     ========

  Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the "effective interest" method of amortization.

  Pipeline Linefill. Pipeline linefill is recorded at cost and consists of crude oil linefill used to pack a pipeline such that when an incremental barrel enters a pipeline it forces a barrel out at another location. At December 31, 2000, we had approximately 1.6 million barrels of crude oil used to maintain our minimum operating linefill requirements. Proceeds from the sale and repurchase of pipeline linefill are reflected as cash flows from operating activities in the accompanying consolidated statements of cash flows. Proceeds from the sale of
5.2 million barrels of crude oil linefill in connection with the segment of the All American Pipeline that we sold are included in investing activities in the accompanying consolidated statements of cash flows (see Note 6).

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

  Revenue Recognition. Gathering and marketing revenues are accrued at the time title to the product sold transfers to the purchaser, which occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to us, which occurs upon our receipt of the product. Terminalling and storage revenues are recognized at the time service is performed. Revenues for the transportation of crude oil are recognized based upon regulated and non-regulated tariff rates and the related transported volumes.

  Oil and gas revenue from our interests in producing wells is recognized when the production volumes are sold. Transportation costs incurred in connection with such operations, which are immaterial, are reflected as a reduction of sales revenues.

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

  These derivative instruments qualify for hedge accounting as they reduce the price risk of the underlying hedged item and are designated as a hedge at inception. Additionally, the derivatives result in financial impacts that are inversely correlated to those of the items being hedged. This correlation, generally in excess of 80%, (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis. If correlation ceases to exist, we would discontinue hedge accounting and apply mark to market accounting. Gains and losses on the termination of hedging instruments are deferred and recognized in income as the impact of the hedged item is recorded.

  Unrealized changes in the market value of crude oil hedge contracts are not generally recognized in our statement of operations until the underlying hedged transaction occurs. The financial impacts of crude oil hedge contracts are included in our statements of operations as a component of revenues. Such financial impacts are offset by gains or losses realized in the physical market. Cash flows from crude oil hedging activities are included in operating activities in the accompanying statements of cash flows. Net deferred gains and losses on futures contracts, including closed futures contracts, entered into to hedge anticipated crude oil purchases and sales, are included in current assets or current liabilities in the accompanying balance sheets. Deferred gains or losses from inventory hedges are included as part of the inventory costs and recognized when the related inventory is sold.

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

  Recent Accounting Pronouncements. In the fourth quarter of 2000, we adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result, we record revenue from crude oil production in the period it is sold as opposed to when it is produced and carry any unsold production as inventory valued at historical cost. The total effect of implementing SAB 101 was to reduce reported sales volumes by 144,000 barrels for 2000 and net income for the year by $175,000, including a $121,000 reduction for the cumulative effect of prior years. The effect of this change in accounting for crude oil inventories on prior periods was deminimus.

  We implemented Emerging Issues Task Force ("EITF") Issue No. 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" in the fourth quarter of 2000. Crude oil buy/sell contracts and exchanges whereby like volumes are purchased and sold were previously reported net in cost of sales and operations. These transactions have been reclassified to be reflected as gross in marketing, transportation, storage and terminalling revenues and expenses in our statements of operations for all periods presented, with no effect on earnings. The amounts by which revenues and expenses have been reclassified for the years ended December 31, 2000 and 1999 and 1998 are $2.5 billion, $6.2 billion and 2.3 billion, respectively.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
133. SFAS 133 was subsequently amended (i) in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000; and
(ii) in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities," which amended certain provisions, inclusive of the definition of the normal purchase and sale exclusion. We have determined that our physical purchase and sale agreements, which under SFAS 133 could be considered derivatives, qualify for the normal purchase and sale exclusion.

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

  We have adopted SFAS 133, as amended, effective January 1, 2001. Our implementation procedures identified all instruments in place at the adoption date that are subject to the requirements of SFAS 133. Upon adoption, we recorded a net-of-tax and minority interest cumulative effect gain of $4.5 million in other comprehensive income and a net-of-tax and minority interest cumulative effect charge of $2.0 million to earnings to recognize at fair value all derivative instruments that were designated as cash flow hedging instruments. Correspondingly, assets have been increased by $14.2 million and liabilities and minority interest have been increased by $11.7 million. Implementation issues continue to be addressed by the FASB and any change to existing guidance might impact our implementation. Adoption of this standard could increase volatility in earnings and equity through comprehensive income.

NOTE 3 -- UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee of PAA had engaged in unauthorized trading activity, resulting in losses of approximately $174.0 million, which includes estimated associated costs and legal expenses. Approximately $7.1 million of the unauthorized trading losses were recognized in 1998 and the remainder in 1999. In 2000, we recognized an additional $8.0 million charge for litigation related to the unauthorized trading losses (see
Note 17).

NOTE 4 -- PLAINS ALL AMERICAN PIPELINE, L.P. - FORMATION AND OFFERINGS

  Our midstream activities are conducted through PAA. PAA was formed in September of 1998 to acquire and operate the business and assets of our wholly owned midstream subsidiaries.

  On November 23, 1998, PAA completed an initial public offering of 13,085,000 common units at $20.00 per unit, representing limited partner interests and received proceeds of approximately $244.7 million. Concurrently with the closing of the initial public offering, certain of our midstream subsidiaries were merged into Plains Resources Inc., and then we sold the assets of these subsidiaries to PAA in exchange for $64.1 million and the assumption of $11.0 million of related indebtedness. At the same time, the general partner conveyed all of its interest in the All American Pipeline and the SJV Gathering System to PAA in exchange for:

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

  During 1998, we recognized a pre-tax gain of approximately $60.8 million ($37.1 million after-tax) in connection with the formation of PAA. The gain was net of approximately $9.2 million of formation related expenses consisting primarily of amounts due to certain key employees in connection with the successful formation of PAA, debt prepayment penalties and legal fees. The gain is the result of an increase in the book value of our equity in PAA to reflect our proportionate share of the underlying net assets of PAA due to the sale of units in the initial public offering.

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

  .  borrowings of approximately $92.0 million under a previous bank facility;

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
                                                          ========

 Pro Forma Results for the Scurlock Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net loss and basic and diluted net loss per share as if the Scurlock acquisition, which was effective May 1, 1999, had occurred on January 1, of each year presented (in thousands, except per share data):


                                                            Year Ended December 31,
                                                           --------------------------
                                                              1999           1998
                                                           -----------    -----------
Revenues                                                   $11,323,577     $4,854,504
                                                           ===========     ==========
Net loss                                                   $   (27,147)    $  (69,682)
                                                           ===========     ==========
Net loss per share available to common stockholders:
  Basic and diluted                                        $     (2.15)    $    (4.43)
                                                           ===========     ==========

West Texas Gathering System Acquisition

  On July 15, 1999, PAA completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36.0 million, including transaction costs. Our total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines and approximately 2.9 million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the amounts paid at closing was provided by a draw under the term loan portion of a previous credit facility of PAA.

 All American Pipeline Acquisition

  On July 30, 1998, Plains All American Inc., acquired all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the ''Celeron Companies'') from Wingfoot, a wholly owned subsidiary of the Goodyear Tire and Rubber Company ("Goodyear") for approximately $400.0 million, including transaction costs. The principal assets of the entities acquired include the All American Pipeline and the SJV Gathering System, as well as other assets related to such operations. The acquisition was accounted for utilizing the purchase method of accounting with the assets, liabilities and results of operations included in our consolidated financial statements effective July 30, 1998.

  The acquisition was accounted for utilizing the purchase method of accounting and the purchase price was allocated in accordance with APB 16 as follows (in thousands):

Crude oil pipeline, gatheirng and terminal assets       $392,393
Other assets (debt issue costs)                            6,138
Net working capital items (excluding cash received
 of $7,481)                                                1,498
                                                        --------
Cash paid                                               $400,164
                                                        ========


  Financing for the acquisition was provided through a $325.0 million, limited recourse bank facility and an approximate $114.0 million capital contribution by us. Actual borrowings at closing were $300.0 million.

Pro Forma Results for the All American Pipeline Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net loss and basic and diluted net loss per share as if the All American Pipeline acquisition had occurred on January 1, 1998 (in thousands, except per share data):


                                      Year Ended
                                      December 31,
                                          1998
                                      ------------
Revenues                               $4,056,692
                                       ==========
Net loss                               $  (54,902)
                                       ==========
Basic and diluted net loss per share   $    (3.82)
                                       ==========

 All American Pipeline Linefill Sale and Asset Disposition

  In March 2000, we sold to a unit of El Paso Corporation for $129.0 million the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. Except for minor third-party volumes, one of our subsidiaries, Plains Marketing, L.P., was the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear in July 1998. We realized net proceeds of approximately $124.0 million after the associated transaction costs and estimated costs to remove some equipment. We used the proceeds from the sale to reduce the outstanding debt of PAA. We recognized a gain of approximately $20.1 million in connection with the sale. The cost of the pipeline segment is included in assets held for sale on the consolidated balance sheet at December 31, 1999.

  We had suspended shipments of crude oil on this segment of the pipeline in November 1999. At that time, we owned approximately 5.2 million barrels of crude oil in the segment of the pipeline. We sold this crude oil from November 1999 to February 2000 for net proceeds of approximately $100.0 million, which were used for working capital purposes. We recognized gains of approximately $28.1 million and $16.5 million in 2000 and 1999, respectively, in connection with the sale of the linefill. The amount of crude oil linefill for sale at December 31, 1999 was $37.9 million and is included in assets held for sale on the consolidated balance sheet.

Note 7 -- Long-Term Debt and Credit Facilities

  Short-term debt and current portion of long-term debt consists of the following (in thousands):

                                                                                December 31,
                                                                            ------------------
                                                                              2000      1999
                                                                            --------  --------
PAA letter of credit facility and hedged inventory facility, bearing
  interest at a weighted average interest rate 8.4% at December 31, 2000    $1,300     $      -
PAA letter of credit and borrowing facility, bearing interest at
  weighted average interest rate 8.7% at December 31, 1999                       -       13,719
PAA secured term credit facility, bearing interest at
  a weighted average interest rate of 8.8% at December 31, 1999                  -       45,000
                                                                             ------    --------
                                                                              1,300      58,719
Current portion of long-term debt                                               511      51,161
                                                                             ------    --------
                                                                             $1,811    $109,880
                                                                             ======    ========

  Long-term debt consists of the following (in thousands):

                                                                    December 31,
                                                                ---------------------
                                                                  2000        1999
                                                                -------      -------
Revolving credit facility, bearing interest at 8.4%
  and 7.6%, at December 31, 2000 and 1999, respectively         $ 27,300     $137,300
Plains Marketing, L.P. revolving credit facility,
  bearing interest at 9.2%, at December 31, 2000                 320,000            -
PAA bank credit agreement, bearing interest at 8.3%
  at December 31, 1999                                                 -      225,000
Plains Scurlock bank credit agreement, bearing interest
  at 9.1% at December 31, 1999                                         -       85,100
10.25% Senior Subordinated Notes, due 2006, net of
  unamortized premium of $2.5 million and $2.9 million
  at December 31, 2000 and 1999, respectively                    277,543      277,909
Other long-term debt                                               2,044        2,555
                                                                --------     --------
  Total long-term debt                                           626,887      727,864
  Less current maturities                                           (511)     (51,161)
                                                                --------     --------
                                                                $626,376     $676,703
                                                                ========     ========

 PLAINS RESOURCES LONG-TERM DEBT AND CREDIT FACILITIES

  Revolving Credit Facility

  We have a $225.0 million revolving credit facility with a group of banks. The revolving credit facility is guaranteed by all of our upstream subsidiaries and is collateralized by our upstream oil and natural gas properties and those of the guaranteeing subsidiaries and the stock of all the upstream subsidiaries. The borrowing base under the revolving credit facility at December 31, 2000, is $225.0 million and is subject to redetermination from time to time by the lenders in good faith, in the exercise of the lenders' sole discretion, and in accordance with customary practices and standards in effect from time to time for crude oil and natural gas loans to borrowers similar to our company. Our borrowing base may be affected from time to time by the performance of our oil and natural gas properties and changes in oil and natural gas prices. We incur a commitment fee of 3/8% per annum on the unused portion of the borrowing base. In addition, we pay a fee of 1 3/8% per annum of the face amount of letters of credit that are issued under our revolving credit facility. The revolving credit facility, as amended, terminates on July 1, 2002, at which time the remaining outstanding balance converts to a term loan which is repayable in twelve equal quarterly installments commencing October 1, 2002, with a final maturity of July 1, 2005. The revolving credit facility bears interest, at our option, of either LIBOR plus 1 3/8% or Base Rate (as defined therein). At December 31, 2000, letters of credit of $0.6 million were outstanding under the revolving credit facility.

  The revolving credit facility contains covenants which, among other things, prohibit the payment of cash dividends on common stock, limit repurchases of common stock, limit the amount of consolidated debt, limit our ability to make certain loans and investments and provide that we must maintain a specified relationship between current assets and current liabilities. We are currently in compliance with the covenants contained in the revolving credit facility. At December 31, 2000, we could have borrowed the full $225.0 million available under the revolving credit facility.

  10.25% Senior Subordinated Notes Due 2006

  We have $275.0 million principal amount of 10.25% Senior Subordinated Notes Due 2006 outstanding, bearing a coupon rate of 10.25%, which at December 31, 2000 consists of (in thousands):


Series A      $    500
Series B       149,500
Series C            50
Series D        49,950
Series E        75,000
              --------
              $275,000
              ========

  The Series A and Series B 10.25% Notes were issued in 1996 at 99.38% of par to yield 10.35%. The Series C and Series D 10.25% Notes were issued in 1997 at approximately 107% of par. The Series E 10.25% Notes were issued in September 1999 pursuant to a Rule 144A private placement at approximately 101% of par. Proceeds from the sale of the Series E 10.25% Notes, net of offering costs, were approximately $74.6 million and were used to reduce the balance on our revolving credit facility.

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

  The Series A-E Notes are unsecured general obligations and are subordinated in right of payment to all our existing and future senior indebtedness and are guaranteed by all of our upstream subsidiaries on a full, unconditional, joint and several basis. The Series A-E Notes are not guaranteed by PAA or any of our other midstream subsidiaries (see Note 24).

  On March 13, 2001, we exchanged the $75.0 million principal amount of Series E Notes for 10.25% Senior Subordinated Notes due 2006, Series F. The Series F Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series E Notes for which they were exchanged, except for certain transfer restrictions relating to the Series E Notes.

 PLAINS ALL AMERICAN PIPELINE L.P. CREDIT FACILITIES

  The discussion below relates to credit facilities of PAA, which are nonrecourse to us, but are included in our consolidated financial statements. In addition, our indirect ownership in PAA does not collateralize any of our credit facilities.

  At December 31, 2000, PAA's bank credit agreements consist of:

  . a $400.0 million senior secured revolving credit facility. The revolving credit facility is secured by substantially all of PAA's assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at PAA's option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. PAA incurs a commitment fee of 0.25% to 0.5% on the unused portion of the revolving credit facility.

  . a $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. The letter of credit facility is secured by substantially all of PAA's assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil that has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base that is determined monthly based on certain of PAA's current assets and current liabilities (primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil). At December 31, 2000, approximately $59.7 million in letters of credit were outstanding under the letter of credit and borrowing facility.

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

  A default under PAA's bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as PAA is in compliance with its bank credit agreements, they do not restrict its ability to make distributions of "available cash" as defined in their partnership agreement. PAA is currently in compliance with the covenants contained in its credit agreements. At December 31, 2000, PAA could have borrowed the up to $386.4 million under its secured revolving credit facility.

  In February 2001, PAA's bank credit agreements were amended. The amount available under the senior secured revolving credit facility was increased to $500.0 million and the maturity date was extended to April 2005. The amount available under the senior secured letter of credit and borrowing facility was reduced to $200.0 million and the expiration date was extended to April 2004. In addition, the banks agreed to an amendment which will allow PAA to borrow an additional $130.0 million under the terms of the senior secured revolving credit facility. PAA has an underwritten commitment, subject to conditions, for the $130.0 million.

  In December 1999, we loaned PAA $114.0 million for working capital requirements created by the 1999 unauthorized trading losses (see Note 3). This loan was repaid in May 2000 with proceeds from PAA's senior secured revolving credit facility.

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

  At December 31, 1999 PAA had a $225.0 million bank credit agreement that included a $175.0 million term loan facility and a $50.0 million revolving credit facility. As a result of the unauthorized trading losses discovered in November 1999, the facility was in default of certain covenants, with those defaults being subsequently waived and the facility amended in December. At December 31, 1999, PAA had $225.0 million outstanding under the terms of this bank credit facility. In addition, at December 31, 1999, Plains Scurlock had a bank credit agreement which consisted of a five-year $82.6 million term loan facility and a three-year $35.0 million revolving credit facility. The revolving credit facility could be used for borrowings or letters of credit to support crude oil purchases. As of December 31, 1999, letters of credit of approximately $29.5 million were outstanding under the revolver and borrowings of $82.6 million and $2.5 million were outstanding under the term loan and revolver, respectively. Amounts outstanding under these credit agreements were repaid in May 2000 with proceeds from PAA's senior secured revolving credit facility.

 Maturities

  The aggregate amount of maturities of all long-term indebtedness for the next five years is: 2001 - $0.5 million, 2002 - $2.8 million, 2003 - $9.6 million, 2004 - $329.6 million and 2005 - $6.8 million. After the February 2001 amendments to PAA's credit agreements, the maturities were: 2001 - $0.5 million, 2002 - $2.8 million, 2003 - $9.6 million, 2004 - $9.6 million and 2005 - $326.8 million.

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

 Series E and Series G Cumulative Convertible Preferred Stock

  In connection with the sale of the Series F Preferred Stock described below, we agreed with the purchasers of our Series F Preferred Stock (who were also holders of the Series E Preferred Stock), to reduce the conversion price of the Series E Preferred Stock from $18.00 to $15.00. This reduction of the conversion price of the Series E Preferred Stock was effected through an exchange of each outstanding share of Series E Preferred Stock for a share of a new Series G Preferred Stock on February 1, 2000. Other than the reduction of the conversion price, the terms of the Series G Preferred Stock were substantially identical to those of the Series E Preferred Stock.

  In December 2000, we exchanged or redeemed all of the shares of Series G Preferred Stock that had not been previously converted into shares of common stock. We exchanged 169,571 shares of Series G Preferred Stock for 169,571 shares of our Series H Preferred Stock (see Note 9) and in connection therewith paid $2.0 million, the amount equal to accrued dividends, and converted 1,825 shares of Series G Preferred Stock into 62,226 shares of common stock. The remaining 213 shares of the Series G Preferred Stock were redeemed at 105% of stated value in accordance with the original terms. In connection with that redemption, we paid $114,000 consisting of $112,000 for stated value and $2,000 for accrued and unpaid dividends. In 2000, we paid cash dividends of approximately $8.4 million on the Series G Preferred Stock for the period from October 1, 1999 through September 30, 2000.

  The Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") was sold in a private placement on July 29, 1998 for $85.0 million. Each share of the Series E Preferred Stock had a stated value of $500 per share and bore a dividend of 9.5% per annum. Dividends were payable semi-annually in either cash or additional shares of Series E Preferred Stock at our option and were cumulative from the date of issue. Each share of Series E Preferred Stock was convertible into 27.78 shares of common stock (an initial effective conversion price of $18.00 per share) and in certain circumstances was convertible at our option into common stock if the average trading price for any thirty-day trading period is equal to or greater than $21.60 per share. Proceeds from the Series E preferred Stock were used to fund a portion of our capital contribution to Plains All American Inc. to acquire the Celeron Companies (see
Note 6). At December 31, 1999, there were 177,626 shares outstanding.

 Series F Cumulative Convertible Preferred Stock

  On December 14, 1999, we sold in a private placement 50,000 shares of our Series F Cumulative Convertible Preferred Stock (the "Series F Preferred Stock") for $50.0 million. Each share of the Series F Preferred Stock has a stated value of $1,000 per share and bears a dividend of 10% per annum. Dividends are payable semi-annually in either cash or additional shares of Series F Preferred Stock at our option and are cumulative from the date of issue. Dividends paid in additional shares of Series F Preferred Stock are limited to an aggregate of six dividend periods. Each share of Series F Preferred Stock is convertible into
81.63 shares of common stock (an initial effective conversion price of $12.25 per share) and in certain circumstances may be converted at our option into common stock if the average trading price for any sixty-day trading period is equal to or greater than $21.60 per share. After December 15, 2003, the Series F Preferred Stock is redeemable at our option at 110% of stated value through December 15, 2004 and at declining amounts thereafter. If not previously redeemed or converted, the Series F Preferred Stock is required to be redeemed in 2007. At December 31, 2000 and 1999, there were 50,000 shares outstanding.

  Proceeds from the Series F Preferred Stock were advanced to PAA in connection with the unauthorized trading losses through the issuance of $114.0 million of subordinated debt, which was repaid to us in May 2000 (see Note 3). In 2000, we paid cash dividends of $4.0 million on the Series F Preferred Stock.

Note 9 -- Capital Stock

 Common and Preferred Stock

  We have authorized capital stock consisting of 50.0 million shares of common stock, $0.10 par value, and 2 million shares of preferred stock, $1.00 par value. At December 31, 2000 and 1999, there were 17.5 million shares and 17.9 million shares of common stock outstanding, respectively, and 266,171 shares of preferred stock outstanding.

 Stock Warrants and Options

  At December 31, 2000, we had warrants outstanding which entitle the holders thereof to purchase an aggregate 150,000 shares of common stock at $25.00 per share expiring in 2002. Also outstanding at December 31, 1999 were warrants which entitled the holders to purchase an aggregate of 101,350 shares of common stock at $7.50 per share. These warrants were exercised in 2000. We have various stock option plans for our employees and directors (see Note 15).

 Series D Cumulative Convertible Preferred Stock

  In November 1997, we issued 46,600 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"). The Series D Preferred Stock has an aggregate stated value of $23.3 million and is redeemable at our option at 140% of stated value. If not previously redeemed or converted, the Series D Preferred Stock will automatically convert into 932,000 shares of common stock in 2012. Each share of the Series D Preferred Stock has a stated value of $500 and is convertible into common stock at a ratio of $25.00 of stated value for each share of Common Stock to be issued. The Series D Preferred Stock was initially recorded at $20.5 million, a discount of $2.8 million from the stated value of $23.3 million. Commencing January 1, 2000, the Series D Preferred Stock bears an annual dividend of $30.00 per share. Prior to this date, no dividends were accrued and the discount was amortized to retained earnings through December 31, 1999.

  During 2000, we paid cash dividends of approximately $1.0 million on the Series D Preferred Stock. On January 2, 2001, we paid the fourth quarter 2000 cash dividend in the amount of $350,000 on the Series D Preferred Stock.

 Series H Convertible Preferred Stock

  Pursuant to the exchange offer discussed above (see Note 8), 169,571 shares of Series G Preferred Stock had been exchanged for our new Series H Preferred Stock as of December 28, 2000. The new Series H Preferred Stock is convertible into the same number of shares of common stock as the Series G Preferred Stock (33.33 shares of common), but does not bear a dividend and does not contain a mandatory redemption feature. In addition, if not earlier converted or exchanged, the Series H Preferred Stock will automatically convert into common stock on September 30, 2001.

 Treasury Stock

  In 2000, our Board of Directors authorized the repurchase of up to two million shares of our common stock. As of December 31, 2000, we had repurchased 1.3 million common shares at a cost of $23.6 million.

NOTE 10 -- EARNINGS PER SHARE

  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income (loss) from continuing operations before extraordinary items and the cumulative effect of accounting change for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                             For the Year Ended December 31,
                           -----------------------------------------------------------------------------------------------------
                                        2000                              1999                                1998
                           ------------------------------   -------------------------------     -------------------------------
                            Income      Shares      Per      Income       Shares      Per        Income       Shares      Per
                           (Numera-    (Denomi-    Share    (Numera-     (Denomi-    Share      (Numera-     (Denomi-    Share
                             tor)        nator)    Amount     tor)        nator)     Amount       tor)        nator)     Amount
                           ----------  ----------  ------   ---------  -----------  -------     ---------    --------   -------
Income (loss) before
  extraordinary item        $ 45,924                         $(24,787)                           $(62,346)
  and cumulative effect
  of accounting change
Less:  preferred
  stock dividends            (14,725)                         (10,026)                             (4,762)
                             -------                          -------                             -------
Income (loss) available
  to common
  stockholders                31,199      17,845     $1.75    (34,813)     17,262     $(2.02)     (67,108)     16,816     $(3.99)
                                                     =====                            ======                              ======
Effect of dilutive
  securities:
Preferred stock
  conversion                  14,725      10,673
Employee stock
  options and warrants             -         855                   -           -                        -           -
                            --------      -------            --------      ------                --------      ------
Income (loss) available
  to common
stockholders
  assuming dilution         $ 45,924      29,373     $1.56   $(34,813)     17,262     $(2.02)    $(67,108)     16,816     $(3.99)
                            ========      ======     =====   ========      ======     ======     ========      ======     ======

  In 1999 and 1998, we recorded net losses and our options and warrants were not included in the computations of diluted earnings per share because their assumed conversion was antidilutive. In addition, our preferred stock is convertible into common stock but was not included in the computation of diluted earnings per share in 1999 and 1998 because the effect was antidilutive. See Notes 9 and 15 for additional information concerning outstanding options and warrants.

NOTE 11 -- INCOME TAXES

  Our deferred income tax assets and liabilities at December 31, 2000 and 1999 consist of the tax effect of income tax carryforwards and differences related to the timing of recognition of certain types of costs incurred in both our upstream and midstream activities as follows (in thousands):

                                                          December 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
U.S. Federal
Deferred tax assets:
    Net operating losses                              $ 64,370    $ 80,267
    Percentage depletion                                 2,450       2,450
    Tax credit carryforwards                             4,662       1,780
    Excess outside tax basis over outside book basis    24,504      15,377
    Other                                                1,669         627
                                                      --------    --------
                                                        97,655     100,501
Deferred tax liabilities:
    Net oil & gas acquisition, exploration and
      development costs                                (42,946)    (28,788)
                                                      --------    --------
    Net deferred tax asset                              54,709      71,713
    Valuation allowance                                 (2,555)     (2,555)
                                                      --------    --------
                                                        52,154      69,158
                                                      --------    --------
States
Deferred tax liability                                  (4,180)     (1,792)
                                                      --------    --------
Net deferred tax assets                               $ 47,974    $ 67,366
                                                      ========    ========

  At December 31, 2000, we have a net deferred federal tax asset of $52.2 million, primarily attributable to net operating loss ("NOL") carryforwards. The minimum amount of future taxable income necessary to utilize the NOL carryforwards is $183.9 million. Based on current levels of pre-tax income, excluding nonrecurring items, management believes that it is more likely than not that we will generate taxable income from operations sufficient to realize the deferred tax asset.

  At December 31, 2000, we have carryforwards of approximately $183.9 million of regular tax NOLs, $7.0 million of statutory depletion, $2.3 million of alternative minimum tax credits and $2.4 million of enhanced oil recovery credits. At December 31, 2000, we had approximately $165.0 million of alternative minimum tax NOL carryforwards available as a deduction against future alternative minimum tax income. The NOL carryforwards expire from 2008 through 2019.

  Set forth below is a reconciliation between the income tax provision (benefit) computed at the United States statutory rate on income (loss) before income taxes and the income tax provision per the accompanying consolidated statements of operations (in thousands):

                                                                                  Year Ended December 31,
                                                                             ---------------------------------
                                                                               2000         1999         1998
                                                                             -------     --------     --------
U.S. federal income tax provision at statutory rate                          $25,028     $(15,842)    $(37,573)
State income taxes                                                             2,018       (1,298)      (5,252)
Valuation allowance adjustment                                                     -            -       (4,987)
Full cost ceiling test limitation                                                  -       (3,617)       2,903
Other                                                                         (1,463)         278          (96)
                                                                             -------     --------     --------
Income tax expense (benefit) on income before extraordinary item              25,583      (20,479)     (45,005)
Income tax benefit allocated to extraordinary item                            (3,190)        (293)           -
Income tax benefit allocated to cumulative effect of accounting change           (76)           -            -
                                                                             -------     --------     --------
Income tax (benefit) provision                                               $22,317     $(20,772)    $(45,005)
                                                                             =======     ========     ========

  In accordance with certain provisions of the Tax Reform Act of 1986, a change of greater than 50% of our beneficial ownership within a three-year period (an "Ownership Change") will place an annual limitation on our ability to utilize our existing tax carryforwards. Under the Final Treasury Regulations issued by the Internal Revenue Service, we do not believe that an Ownership Change has occurred as of December 31, 2000.

NOTE 12 -- EARLY EXTINGUISHMENT OF DEBT

  During 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, totaling $5.0 million (net of minority interest of $7.0 million and deferred tax of $3.2 million) related to the permanent reduction of the All American Pipeline, L.P. term loan facility and the refinancing of PAA's credit facilities. In addition, interest and other income for the year ended December 31, 2000 includes $4.4 million of previously deferred net gains from terminated interest rate swaps as a result of the debt extinguishment (see Note 7). The extraordinary loss in 1999 of $0.5 million (net of minority interest of $0.7 million and deferred tax of $0.3 million) relates to the write-off of certain debt issue costs and penalties associated with the prepayment of debt.

NOTE 13 -- RELATED PARTY TRANSACTIONS

 Reimbursement of Expenses of the General Partner and Its Affiliates

  As the general partner for PAA, we have sole responsibility for conducting its business and managing its operations and we own all of the incentive distribution rights. Some of our senior executives who currently operate our business also manage the business of PAA. We do not receive any management fee or other compensation in connection with the management of PAA's business, but we are reimbursed for all direct and indirect expenses incurred on its behalf. For the years ended December 31, 2000 and 1999 and the period from November 23, 1998 to December 31, 1998, we were reimbursed approximately $63.8 million, $44.7 million and $0.5 million, respectively, for direct and indirect expenses on PAA's behalf. The reimbursed costs consist primarily of employee salaries and benefits. PAA does not employ any persons to manage its business. These functions are provided by the employees of the general partner and us.

 Crude Oil Marketing Agreement

  PAA is the exclusive marketer/purchaser for all of our equity crude oil production. The marketing agreement provides that PAA will purchase for resale at market prices all of our equity crude oil production for which PAA charges a fee of $0.20 per barrel. For the years ended December 31, 2000 and 1999 and the period from November 23, 1998 to December 31, 1998, we were paid approximately $244.9 million, $131.5 million and $4.1 million, respectively, for the purchase of crude oil under the agreement, including the royalty share of production. Prior to the marketing agreement, PAA's predecessor marketed our crude oil production and that of our subsidiaries and our royalty owners. We were paid approximately $83.4 million for the purchase of these products for the period from January 1, 1998 to November 22, 1998. In management's opinion, such purchases were made at prevailing market prices. PAA's predecessor did not recognize a profit on the sale of the crude oil purchased from us.

 Financing

  In December 1999, we loaned to PAA $114.0 million, which was repaid in May 2000 (see Note 3). Interest on the notes was $3.3 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively.

  To finance a portion of the purchase price of the Scurlock acquisition, we purchased 1.3 million Class B common units from PAA at $19.125 per unit, the market value of the common units on May 12, 1999 (see Note 6).

 Long-Term Incentive Plans

  We have adopted the Plains All American Inc. 1998 Long-Term Incentive Plan for employees and directors of the general partner and its affiliates. The Long-Term Incentive Plan consists of two components, a restricted unit plan and a unit option plan. The Long-Term Incentive Plan currently permits the grant of restricted units and unit options covering an aggregate of 975,000 common units. The plan is administered by the Compensation Committee of the general partner's board of directors.

  Restricted Unit Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit. As of March 15, 2001, an aggregate of approximately 610,100 restricted units have been granted to employees. The general partner may, in the future, make additional grants under the plan. In general, restricted units granted to employees during the subordination period will vest only upon, and in the same proportions as, the conversion of the subordinated units to common units. Grants made to non-employee directors of the general partner are eligible to vest prior to termination of the subordination period.

  Unit Option Plan. The Unit Option Plan currently permits the grant of options covering common units. No grants have been made under the Unit Option Plan to date. However, the general partner may, in the future, make grants under the plan to employees and directors containing such terms as the committee shall determine, provided that unit options have an exercise price equal to the fair market value of the units on the date of grant. Unit options granted during the subordination period will become exercisable automatically upon, and in the same proportions as, the conversion of the subordinated units to common units, unless a later vesting date is provided.

  Transaction Grant Agreements In addition to the grants made under the Restricted Unit Plan described above, the general partner, at no cost to PAA, agreed to transfer approximately 400,000 of its affiliates' common units (including distribution equivalent rights attributable to such units) to certain key officers and employees of the general partner and its affiliates. Generally, under these grants, the common units vest based on attaining a targeted operating surplus for a given year. Approximately 75,000 and 6,000 of the common units vest for 2001 and 2002, respectively, if the operating surplus generated in each year equals or exceeds the amount necessary to pay the minimum quarterly distributions on all outstanding common units and the related distribution on our general partner interest. If a tranche of common units does not vest for a particular year due to a common unit arrearage, such common units will vest at the time the common unit arrearages for such year have been paid. In addition, approximately 58,000 and 11,000 of the common units vest for 2001 and 2002, respectively, if the operating surplus generated in such year exceeds the amount necessary to pay the minimum quarterly distributions on all outstanding common units and subordinated units and the related distributions on the general partner interest. Approximately 69,000 and 113,000 (excluding approximately 20,000 units withheld for payment of federal income taxes) of the units vested for 1999 and 2000, respectively and approximately 47,000 common units remain unvested as no distribution on the subordinated units was made for the fourth quarter of 1999. Any common units remaining unvested shall vest upon, and in the same proportion as, the conversion of subordinated units to common units. Distribution equivalent rights are paid in cash at the time of the vesting of the associated common units. Notwithstanding the foregoing, all common units become vested if Plains All American Inc. is removed as general partner prior to January 1, 2002.

  We recognized noncash compensation expense of approximately $2.7 million and $1.0 million for the years ended December 31, 2000 and 1999, respectively, related to the transaction grants which vested for 2000 and 1999. This amount is included in general and administrative expense on the Consolidated Statements of Operations. There were no transaction grants which vested for 1998.

NOTE 14 -- BENEFIT PLANS

  Effective June 1, 1996, our board of directors adopted a nonqualified retirement plan (the "Plan") for certain of our officers. Benefits under the Plan are based on salary at the time of adoption, vest over a 15-year period and are payable over a 15-year period commencing at age 60. The Plan is unfunded.

  Net pension expense for the years ended December 31, 2000, 1999 and 1998, is comprised of the following components (in thousands):



                                                     Year Ended December 31,
                                                     -----------------------
                                                      2000    1999    1998
                                                     ------   -----   -----
Service cost - benefits earned during the period      $  99   $ 109   $  97
Interest on projected benefit obligation                 96      83      74
Amortization of prior service cost                       37      37      37
Unrecognized loss                                         -       6       3
                                                      -----   -----   -----
Net pension expense                                   $ 232   $ 235   $ 211
                                                      =====   =====   =====

  Summarized information of our retirement plan for the periods indicated is as follows (in thousands):

                                                                    December 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
CHANGE IN BENEFIT OBLIGATION:
 Benefit obligation at beginning of year                         $ 1,233     $ 1,280
 Service cost                                                         99         109
 Interest cost                                                        96          83
 Special termination benefits                                        175           -
 Actuarial (gains) losses                                            218        (239)
                                                                 -------     -------
 Benefit obligation at end of year                               $ 1,821     $ 1,233

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
 Projected benefit obligation for service rendered to date       $ 1,821     $ 1,233
 Plan assets at fair value                                             -           -
                                                                 -------     -------
 Fair value of plan assets in excess of benefit obligation        (1,821)     (1,233)
 Unrecognized (gain) loss                                            185         (34)
 Unrecognized prior service costs                                    508         545
 Adjustment to recognize minimum liability                          (693)       (511)
                                                                 -------     -------
 Net amount recognized                                           $(1,821)    $(1,233)
                                                                 =======     =======

  The weighted-average discount rate used in determining the projected benefit obligation was 7.5% and 7.8% for the years ended December 31, 2000 and 1999, respectively.

  We also maintain a 401(k) defined contribution plan whereby we match 100% of an employee's contribution (subject to certain limitations in the plan), with matching contribution being made 50% in cash and 50% in common stock (the number of shares for the stock match being based on the market value of the common stock at the time the shares are granted). For the years ended December 31, 2000, 1999 and 1998, defined contribution plan expense was $1.4 million, $1.0 million and $0.5 million, respectively.

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

  A summary of the status of our stock options as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates are presented below:

                                                    2000                 1999                  1998
                                             -------------------  -------------------  --------------------
                                                       WEIGHTED             WEIGHTED               WEIGHTED
                                                       AVERAGE              AVERAGE                AVERAGE
                                             SHARES    EXERCISE   SHARES    EXERCISE    SHARES     EXERCISE
              FIXED OPTIONS                   (000)     PRICE     (000)      PRICE      (000)        PRICE
     ---------------------------------       ------   ---------   ------   ---------   --------   ---------
      Outstanding at beginning of year        2,811     $ 11.06    2,749     $ 10.53      2,614     $  9.50
      Granted                                   412       13.91      237       15.09        333       16.62
      Exercised                                (444)       6.96     (158)       7.94       (179)       6.71
      Forfeited                                 (37)      14.37      (17)       9.93        (19)      11.36
                                             ------               ------               --------
      Outstanding at end of year              2,742     $ 12.11    2,811     $ 11.06      2,749     $ 10.53
                                             ======               ======               ========
      Options exercisable at year-end         1,708     $ 11.07    1,836     $  9.50      1,646     $  8.53
                                             ======               ======               ========
      Weighted-average fair value of
       options granted during the year       $  5.39              $ 5.40                $  4.93

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

    Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method as provided therein. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998: risk-free interest rates of 6.3% for 2000, 5.1% for 1999 and 5.6% for 1998; a volatility factor of the expected market price of our common stock of .50 for 2000, .50 for 1999 and .38 for 1998; no expected dividends; and weighted-average expected option lives of 2.6 years in 2000, 2.7 years in 1999 and 2.7 years in 1998.

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

                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2000       1999         1998
                                                         -------    --------     --------
       As Reported:
         Net income (loss) before extraordinary item
           and cumulative effect of accounting change    $45,924    $(24,787)    $(62,346)
         Net income (loss) per common share, basic          1.75       (2.02)       (3.99)
         Net income (loss) per common share, diluted        1.56       (2.02)       (3.99)

       PRO FORMA:
         Net income (loss) before extraordinary item
           and cumulative effect of accounting change    $45,132    $(25,125)    $(63,054)
         Net income (loss) per common share, basic          1.70       (2.04)       (4.03)
         Net income (loss) per common share, diluted        1.54       (2.04)       (4.03)


   The following table summarizes information about stock options outstanding at December 31, 2000 (share amounts in thousands):

                                                            WEIGHTED
                                                             AVERAGE       WEIGHTED                      WEIGHTED
                                              NUMBER        REMAINING       AVERAGE        NUMBER         AVERAGE
                     RANGE OF              OUTSTANDING     CONTRACTUAL     EXERCISE      EXERCISABLE      EXERCISE
                  EXERCISE PRICE           AT 12/31/00         LIFE         PRICE        AT 12/31/00        PRICE
            --------------------------    -------------    -----------    ----------    -------------     --------
              $   5.88   to   $  6.75           547         2.7 years       $ 6.26            547          $ 6.26
                  7.50   to      7.81           278         2.2 years         7.61            278            7.61
                 10.50   to     15.88         1,730         2.0 years        14.02            708           14.36
                 17.00   to     19.19           187         2.9 years        18.23            175           18.31
                                            --------                                      --------
              $   5.88   to   $ 19.19         2,742         2.2 years       $12.11          1,708          $11.07
                                            ========                                      ========

NOTE 16 -- COMMITMENTS, CONTINGENCIES AND INDUSTRY CONCENTRATION

 Commitments and Contingencies

  We lease certain real property, equipment and operating facilities under various operating leases. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be canceled at any time should they not be required for operations. Future non-cancelable commitments related to these items at December 31, 2000, are summarized below (in thousands):

                       2001             $7,021
                       2002              4,267
                       2003              4,289
                       2004              4,318
                       2005              4,337
                       Thereafter        2,940

Total expenses related to these commitments for the years ended December 31, 2000, 1999 and 1998 were $7.3 million, $9.3 million and $1.6 million, respectively.

  In connection with its crude oil marketing, PAA provides certain purchasers and transporters with irrevocable standby letters of credit to secure their obligation for the purchase of crude oil. Generally, these letters of credit are issued for up to seventy day periods and are terminated upon completion of each transaction. At December 31, 2000, PAA had outstanding letters of credit of approximately $59.7 million. Such letters of credit are secured by PAA's crude oil inventory and accounts receivable. (see Note 7).

  Under the amended terms of an asset purchase agreement between us and Chevron, commencing with the year beginning January 1, 2000, and each year thereafter, we are required to plug and abandon 20% of the then remaining inactive wells, which currently aggregate approximately 172. To the extent we elect not to plug and abandon the number of required wells, we are required to escrow an amount equal to the greater of $25,000 per well or the actual average plugging cost per well in order to provide for the future plugging and abandonment of such wells. In addition, we are required to expend a minimum of $600,000 per year in each of the ten years beginning January 1, 1996, and $300,000 per year in each of the succeeding five years to remediate oil contaminated soil from existing well sites, provided there are remaining sites to be remediated. In the event we do not expend the required amounts during a calendar year, we are required to contribute an amount equal to 125% of the actual shortfall to an escrow account. We may withdraw amounts from the escrow account to the extent we expend excess amounts in a future year. Through December 31, 2000, we have not been required to make contributions to an escrow account.

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

  Consistent with normal industry practices, substantially all of our crude oil and natural gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. We have estimated that the costs to perform these tasks is approximately $11.0 million, net of salvage value and other considerations. Such estimated costs are amortized to expense through the unit-of-production method as a component of accumulated depreciation, depletion and amortization. Results from operations for 2000, 1999 and 1998 include $0.5 million, $0.5 million and $0.8 million, respectively, of expense associated with these estimated future costs. For valuation and realization purposes of the affected crude oil and natural gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in Note 20.

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

  We and PAA reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, PAA deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and PAA, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to us by agreement between special independent committees of our board of directors and the board of directors of Plains All American Inc. All such amounts were reflected in our financial statements at December 31, 2000. The settlement is subject to a number of conditions, including final approval by the court. A hearing is set for March 30, 2001. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

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

  The plaintiffs in the Delaware derivative litigation seek that the defendants

  . account for all losses and damages allegedly sustained by Plains All American from the unauthorized trading losses;

  . establish and maintain effective internal controls ensuring that our affiliates and persons responsible for our affairs do not engage in wrongful practices to Plains All American;

  . pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees and experts' fees; and

  . provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  We have reached an agreement in principle with the plaintiffs, subject to approval by the Delaware court, to settle the Delaware litigation for approximately $1.1 million.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming the general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described above. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

  We intend to vigorously defend the claims made in Texas derivative litigation. We believe that Delaware court approval of the settlement of the Delaware derivative litigation will effectively preclude prosecution of the Texas derivative litigation. However, there can be no assurance that we will be successful in our defense or that this lawsuit will not have a material adverse effect on our financial position or results of operation.

  We, in the ordinary course of business, are a claimant and/or defendant in various other legal proceedings. Management does not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

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

  We have entered into various arrangements, using a combination of swaps, collars and purchased puts and calls, to fix the NYMEX crude oil spot price for a significant portion of our crude oil production. On December 31, 2000, these arrangements provided for a NYMEX crude oil price of approximately $23.00 per barrel on 21,500 barrels per day from January 1, 2001, through December 31, 2001, with full market price participation up to an average of $27.00 per barrel. For 2002, we have entered into various arrangements that provide for us to receive an average minimum NYMEX WTI price of $23.00 per barrel on 10,000 barrels per day with full market price participation up to an average of $24.90 per barrel. Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX price. Gains or losses are recognized in the month of related production and are included in crude oil and natural gas sales. Such contracts resulted in a reduction of revenues of $79.4 million and $11.1 million for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, we had an unrealized gain of $17.3 million with respect to such contracts and at December 31, 1999, we had an unrealized loss of $22.0 million.

  At December 31, 2000, our hedging activities included crude oil futures contracts maturing in 2001 through 2002, covering approximately 3.2 million barrels of crude oil. Since such contracts are designated as hedges and correlate to price movements of crude oil, any gains or losses resulting from market changes will be largely offset by losses or gains on our hedged inventory or anticipated purchases of crude oil. Such contracts resulted in a reduction in revenues of $15.1 million and $17.8 million for the years ended December 31, 2000 and 1999, respectively. The unrealized loss at December 31, 2000 and December 31, 1999 was $7.8 million and $9.8 million, respectively.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2000, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $240.0 million. The adjustment to interest expense resulting from interest rate swaps for the years ended December 31, 2000 and 1999 was a $0.3 million gain and a $0.2 million loss, respectively. These instruments are based on LIBOR margins and provide for (1) a floor of 5% and a ceiling of 6.5% with an expiration date of February 2001 for $90.0 million notional principal amount (2) a floor of 6% and a ceiling of 8% with an expiration date of August 2002 for $125.0 million notional principal amount and (3) a ceiling of 5.7% with an expiration date of July 2008 for $25.0 million notional principal amount. The counterparty has the option to terminate the $25.0 million swap in July 2003, and either party may terminate in July 2005.

 Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS 107"). The estimated fair value amounts have been determined using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

  The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Crude oil futures contracts permit settlement by delivery of the crude oil and, therefore, are not financial instruments, as defined. The carrying amounts and fair values of our other financial instruments are as follows (in thousands):

                                                                                          December 31,
                                                                       ----------------------------------------------
                                                                                2000                     1999
                                                                       ---------------------     --------------------
                                                                       Carrying       Fair       Carrying      Fair
                                                                        Amount        Value       Amount       Value
                                                                      ----------    --------     --------   ---------
LONG-TERM DEBT:
  Bank debt                                                            $ 347,300    $ 347,300     $ 396,750  $ 396,750
  Subordinated debt                                                      277,543      274,313       277,909    268,125
  Other long-term debt                                                     1,533        1,533         2,044      2,044
  Redeemable Preferred Stock                                              50,000       93,213       138,813    138,813
OFF BALANCE SHEET FINANCIAL INFORMATION:
  Unrealized gain (loss) on crude oil swap  and collar agreements          9,121       17,240             -    (22,048)
  Unrealized gain (loss) on interest rate swap and collar agreements           -         (911)            -      1,048


  The carrying value of bank debt approximates its fair value as interest rates are variable, based on prevailing market rates. The fair value of subordinated debt was based on quoted market prices based on trades of subordinated debt. The fair value of the redeemable preferred stock was provided by an outside source at December 31, 2000 and was estimated to be its liquidation value at December 31, 1999. The fair value of the crude oil swap and collar arrangements are estimated based on quoted prices from independent reporting services compared to the contract price of the swap or collar. The fair value of the interest rate swap and collar agreements is based on current termination values or quoted market prices of comparable contracts at December 31, 2000 and 1999.

NOTE 19 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Selected cash payments and noncash activities were as follows (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                          2000         1999        1998
                                                                       ----------    ---------   --------
Cash paid for interest (net of amount capitalized)                      $  56,154    $  44,329   $  34,546
                                                                        =========    =========   =========
Cash paid for taxes                                                     $     987    $     548   $     183
                                                                        =========    =========   =========
Noncash sources and (uses) of investing and financing activities:
Series D Preferred Stock dividends                                      $       -    $  (1,354)  $  (1,275)
                                                                        =========    =========   =========

Exchange of preferred stock for common stock                            $      62    $      71   $        -
                                                                        =========    =========   =========
Series E Preferred Stock dividends                                      $       -    $  (2,030)  $  (3,487)
                                                                        =========    =========   =========
Tax benefit from exercise of employee stock options                     $   1,901    $     440   $     653
                                                                        =========    =========   =========


NOTE 20 -- CRUDE OIL AND NATURAL GAS ACTIVITIES

 Costs Incurred

   Our oil and natural gas acquisition, exploration, exploitation and development activities are conducted in the United States. The following table summarizes the costs incurred during the last three years (in thousands).


                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               2000        1999        1998
                                             --------    --------    ---------
   Property acquisitions costs:
       Unproved properties                  $     73    $    879    $   6,266
       Proved properties                       2,433       2,880        3,851
   Exploration costs                             872       4,101        1,657
   Exploitation and development costs         77,550      65,119       89,161
                                            --------    --------    ---------
                                            $ 80,928    $ 72,979    $ 100,935
                                            ========    ========    =========

 Capitalized Costs

  Under full cost accounting rules as prescribed by the SEC, unamortized costs of proved crude oil and natural gas properties are subject to a ceiling, which limits such costs to the Standardized Measure (as described below). At December 31, 1998, the capitalized costs of our proved crude oil and natural gas properties exceeded the Standardized Measure and we recorded a noncash, after tax charge to expense of $109.0 million ($173.9 million pre-tax). The following table presents the aggregate capitalized costs subject to amortization relating to our crude oil and natural gas acquisition, exploration, exploitation and development activities, and the aggregate related accumulated DD&A (in thousands).



                                        DECEMBER 31,
                                   ----------------------
                                    2000         1999
                                   ---------    ---------
         Proved properties         $ 762,245    $ 671,928
         Accumulated DD&A           (408,337)    (387,437)
                                   ---------    ---------
                                   $ 353,908    $ 284,491
                                   =========    =========

  The DD&A rate per equivalent unit of production excluding the writedown in 1998 was $2.31, $2.13 and $3.00 for the years ended December 31, 2000, 1999 and 1998, respectively.

 Costs Not Subject to Amortization

  The following table summarizes the categories of costs which comprise the amount of unproved properties not subject to amortization (in thousands).

                                               DECEMBER 31,
                                   -----------------------------------
                                     2000         1999         1999
                                   ---------    ---------    ---------

        Acquisition costs           $34,087        $42,261    $47,657
        Exploration costs             4,456          4,842      2,467
        Capitalized interest          4,038          4,928      4,421
                                   ---------    ---------    ---------
                                    $42,581        $52,031    $54,545

  Unproved property costs not subject to amortization consist mainly of acquisition and lease costs and seismic data related to unproved areas. We will continue to evaluate these properties over the lease terms; however, the timing of the ultimate evaluation and disposition of a significant portion of the properties has not been determined. Costs associated with seismic data and all other costs will become subject to amortization as the prospects to which they relate are evaluated. Approximately 11%, 16% and 19% of the balance in unproved properties at December 31, 2000, related to additions made in 2000, 1999 and 1998, respectively.

  During 2000, 1999 and 1998, we capitalized $4.4 million, $4.4 million and $3.7 million, respectively, of interest related to the costs of unproved properties in the process of development.

 Supplemental Reserve Information (Unaudited)

  The following information summarizes our net proved reserves of crude oil (including condensate and natural gas liquids) and natural gas and the present values thereof for the three years ended December 31, 2000. The following reserve information is based upon reports of the independent petroleum consulting firms of H.J. Gruy and Company, Netherland Sewell & Associates, Inc., and Ryder Scott Company in 2000, 1999 and 1998. The estimates are in accordance with regulations prescribed by the SEC.

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

  Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. Almost all of our reserve base (approximately 94% of year-end 2000 reserve volumes) is comprised of crude oil properties that are sensitive to crude oil price volatility.

 Estimated Quantities of Crude Oil and Natural Gas Reserves (Unaudited)

  The following table sets forth certain data pertaining to our proved and proved developed reserves for the three years ended December 31, 2000 (in thousands).


                                                      AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------
                                                2000                    1999                   1998
                                        ---------------------   ---------------------   ---------------------
                                           Oil         Gas         Oil         Gas         Oil         Gas
                                          (Bbl)       (Mcf)       (Bbl)       (Mcf)       (Bbl)       (Mcf)
                                        ---------   ---------   ---------   ---------   ---------   ---------
PROVED RESERVES
  Beginning balance                       218,922      90,873     120,208      86,781     151,627      60,350
  Revision of previous estimates           (9,834)     (3,597)     62,895      (8,234)    (46,282)      2,925
  Extensions, discoveries, improved
    recovery and other additions           22,429       9,252      37,393      15,488      14,729      29,306
  Sale of reserves in-place                     -           -           -           -           -      (2,799)
  Purchase of reserves in-place                 -           -       6,442           -       7,709           -
  Production                               (8,355)     (3,042)     (8,016)     (3,162)     (7,575)     (3,001)
                                        ---------   ---------   ---------   ---------   ---------   ---------
  Ending balance                          223,162      93,486     218,922      90,873     120,208      86,781
                                        =========   =========   =========   =========   =========   =========
PROVED DEVELOPED RESERVES
  Beginning balance                       120,141      49,255      73,264      58,445      99,193      38,233
                                        =========   =========   =========   =========   =========   =========
  Ending balance                          123,532      52,184     120,141      49,255      73,264      58,445
                                        =========   =========   =========   =========   =========   =========

 Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

  The Standardized Measure of discounted future net cash flows relating to proved crude oil and natural gas reserves is presented below (in thousands):


                                                     DECEMBER 31,
                                        ---------------------------------------
                                             2000           1999           1998
                                        -----------    -----------   ----------

   Future cash inflows                  $ 6,057,344    $ 4,837,010   $1,102,863
   Future development costs                (275,862)      (231,914)    (117,924)
   Future production expense             (2,875,301)    (1,758,572)    (546,091)
   Future income tax expense               (887,107)      (845,133)           -
                                        -----------    -----------   ----------
   Future net cash flows                  2,019,074      2,001,391      438,848
   Discounted at 10% per year            (1,099,413)    (1,073,591)    (211,905)
                                        -----------    -----------   ----------
   Standardized measure of
    discounted future net cash flows    $   919,661    $   927,800   $  226,943
                                        ===========    ===========   ==========

  The Standardized Measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

  1. An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.
  2. In accordance with SEC guidelines, the engineers' estimates of future net revenues from our proved properties and the present value thereof are made using crude oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. We have entered into various fixed price and floating price collar arrangements to fix or limit the NYMEX crude oil price for a significant portion of our crude oil production. Arrangements in effect at December 31, 2000 are discussed in Note 18. Such arrangements are not reflected in the reserve reports. The overall average year-end prices used in the reserve reports as of December 31, 2000, were $21.02 per barrel of crude oil, condensate and natural gas liquids and $14.63 per Mcf of natural gas.
  3. The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.

  4. The reports reflect the pre-tax Present Value of Proved Reserves to be $1.3 billion, $1.2 billion and $226.9 million at December 31, 2000, 1999 and 1998, respectively. SFAS No. 69 requires us to further reduce these estimates by an amount equal to the present value of estimated income taxes which might be payable by us in future years to arrive at the Standardized Measure. Future income taxes were calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to oil and gas operations.

  The principal sources of changes in the Standardized Measure of the future net cash flows for the three years ended December 31, 2000, are as follows (in thousands):


                                                                                YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                              2000         1999        1998
                                                                           ---------    ---------    ---------
 Balance, beginning of year                                               $ 927,800    $ 226,943    $ 411,823
 Sales, net of production expenses                                         (166,571)     (60,578)     (51,927)
 Net change in sales and transfer prices, net of production expenses        108,977      580,890     (288,320)
 Changes in estimated future development costs                              (14,593)     (52,951)      42,858
 Extensions, discoveries and improved recovery, net of costs                141,638      112,573       21,095
 Previously estimated development costs incurred during the year             31,363       22,842       25,501
 Purchase of reserves in-place                                                    -       53,724       14,173
 Sales of reserves in-place                                                       -            -       (1,151)
 Revision of quantity estimates                                            (104,200)     404,705      (91,942)
 Accretion of discount                                                      115,605       22,694       51,099
 Net change in income taxes                                                (107,485)    (318,249)      99,170
 Changes in estimated timing of production and other                        (12,873)     (64,793)      (5,436)
                                                                          ---------    ---------    ---------
 Balance, end of year                                                     $ 919,661    $ 927,800    $ 226,943
                                                                          =========    =========    =========

 Results of Operations for Oil and Gas Producing Activities

  The results of operations from oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax (expense) or benefit was determined by applying the statutory rates to pretax operating results (in thousands).

                                                                       YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                    2000         1999        1998
                                                                  ---------    ---------    ---------

Revenues from oil and gas producing activities                     $149,342     $116,223    $ 102,754
Production costs                                                    (62,140)     (55,645)     (50,827)
Depreciation, depletion and amortization                            (47,221)     (36,998)     (31,020)
Reduction in carrying cost of oil and natural gas properties              -            -     (173,874)
Income tax (expense) benefit                                        (15,593)      (9,196)      59,657
                                                                  ---------    ---------    ---------
Results of operations from producing activities
(excluding corporate overhead and interest costs)                  $ 24,388     $ 14,384    $ (93,310)
                                                                  =========    =========    =========

NOTE 21 - SUBSEQUENT EVENTS

 Acquisitions

  Murphy Oil Company Ltd. Midstream Operations

  On March 1, 2001, PAA signed an agreement to purchase substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. ("Murphy") for approximately $155.0 million in cash, plus an additional cash payment, to be determined prior to closing in accordance with the agreement, for excess inventory in the systems (estimated to be approximately $5.0 million). The principal assets to be acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, and approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of linefill, as well as a currently inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation.

  Murphy has agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

  Canadian Marketing Assets

  PAA has entered into a letter of intent to purchase the assets of a Canadian marketing company. The expected purchase price is approximately $43.0 million, of which approximately $18.0 million will be subject to certain performance targets. The marketing company currently gathers approximately 75,000 barrels per day of crude oil and markets approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 100,000 barrel tank facility and working capital of approximately $8.5 million.

  Initial financing for the acquisitions will be provided via an expansion of PAA's existing revolving credit, letter of credit and inventory facility. The expanded facility will initially be underwritten by Fleet Boston and will consist of a $100.0 million five-year term loan and a $30.0 million revolving credit facility that will expire in April 2005.

NOTE 22--QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table shows summary financial data for 2000 and 1999 (in thousands, except per share data):

                                                     FIRST         SECOND          THIRD          FOURTH
                                                    QUARTER        QUARTER        QUARTER       QUARTER (1)      TOTAL
                                                  ----------     ----------     ----------     ------------    -----------
2000 (RESTATED) (2)
Revenues, as reclassified (3)                     $2,087,685     $1,427,044     $1,542,463      $1,573,393     $ 6,630,585
Operating profit (4)                                  53,502         54,400         48,706          55,660         212,268
Net income before extraordinary
  item and cumulative effect of
  accounting change                                   21,268          8,992          7,026          8,638          45,924
Extraordinary item                                    (1,365)        (3,623)             -              -          (4,988)
Cumulative effect of accounting change                  (121)             -              -              -            (121)
Net income                                            19,782          5,369          7,026          8,638          40,815
Basic EPS
  Before extraordinary item and cumulative              0.98           0.29           0.19           0.29            1.75
    effect of accounting change
  Extraordinary item                                   (0.08)         (0.20)             -              -           (0.28)
  Cumulative effect of accounting change                   -              -              -              -           (0.01)
  After extraordinary item and cumulative
    effect of accounting change                         0.90           0.09           0.19           0.29            1.46
Diluted EPS
  Before extraordinary item and cumulative              0.72           0.28           0.18           0.27            1.56
    effect of accounting change
  Extraordinary item                                   (0.05)         (0.19)             -              -           (0.17)
  Cumulative effect of accounting change                   -              -              -              -               -
  After extraordinary item and cumulative
    effect of accounting change                         0.67           0.09           0.18           0.27            1.39

                                                                                               Table continued on following page

                                                     FIRST         SECOND          THIRD          FOURTH
                                                    QUARTER        QUARTER        QUARTER       QUARTER (1)      TOTAL
                                                  ----------     ----------     ----------     ------------    -----------
2000 (AS PREVIOUSLY REPORTED)
Revenues                                          $1,039,941     $  729,300     $  743,243
Operating profit (4)                                  53,959         54,455         48,229
Net income before extraordinary item                  21,478          9,070          6,734
Extraordinary item                                    (1,365)        (3,623)             -
Net income                                            20,113          5,447          6,734
Basic EPS
  Before extraordinary item                             0.99           0.30           0.17
  Extraordinary item                                   (0.08)         (0.20)             -
  After extraordinary item                              0.91           0.10           0.17
Diluted EPS
  Before extraordinary item                             0.73           0.29           0.16
  Extraordinary item                                   (0.05)         (0.20)             -
  After extraordinary item                              0.68           0.09           0.16

1999
Revenues, as reclassified (3)                     $1,134,601     $2,537,431     $3,005,993     $4,252,890     $10,930,915  (5)
Revenues, as previously reported                     476,971        887,277      1,133,519      2,262,617       4,760,384  (5)
Operating profit (loss) (4)                            7,638         17,966        (21,624)        15,542          19,522  (5)
Net income (loss) before extraordinary item           (5,161)        (3,116)       (20,047)         3,537         (24,787)
Extraordinary item                                         -              -              -           (544)           (544)
Net income (loss)                                     (5,161)        (3,116)       (20,047)         2,993         (25,331)
Basic and diluted EPS
  Before extraordinary item                            (0.45)         (0.33)         (1.30)          0.05           (2.02)
  Extraordinary item                                       -              -              -          (0.03)          (0.03)
  After extraordinary item                             (0.45)         (0.33)         (1.30)          0.02           (2.05)

------------------
(1) For 2000, includes a $5.0 million charge to reserve for potentially uncollectible accounts receivable.
(2) 2000 has been restated to reflect the adoption of SAB 101. The effect of this change in accounting for crude oil inventories on prior periods is deminimus.
(3) These amounts represent the reclassification from previously reported amounts due to the adoption of EITF 99-19 and are included in revenues above (see Note 2).
(4) Includes the effects of the unauthorized trading losses for the third and fourth quarters of 2000 and all quarters of 1999 (see Note 3).
(5) Excludes a net gain of $9.8 million related to PAA's unit offerings in 1999.

NOTE 23 -- OPERATING SEGMENTS

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


(IN THOUSANDS)                                                             UPSTREAM     MIDSTREAM (a)       TOTAL
 -------------------------------------------------------------------------------------------------------------------
 2000
 Revenues:
   External customers                                                      $ 149,342     $ 6,425,644     $ 6,574,986
   Intersegment (b)                                                                -         215,543         215,543
   Gain on sale of assets                                                          -          48,188          48,188
   Interest and other income (expense)                                        (3,468)         10,879           7,411
                                                                           ---------     -----------     -----------
     Total revenues of reportable segments                                 $ 145,874     $ 6,700,254     $ 6,846,128
                                                                           =========     ===========     ===========
 Segment gross margin (c)                                                  $  86,202     $   126,066     $   212,268
 Segment gross profit (d)                                                     76,297          85,195         161,492
 Segment income (loss) before income taxes, extraordinary item
   and cumulative effect of accounting change                                 23,009          91,033         114,042
 Interest expense                                                             27,346          28,482          55,828
 Depreciation, depletion and amortization                                     22,474          24,747          47,221
 Income tax expense                                                            6,503          19,080          25,583
 Extraordinary item, net of tax and minority interest                              -          (4,988)         (4,988)
 Capital expenditures                                                         81,475          12,603          94,078
 Assets                                                                      458,678         935,651       1,394,329
 -------------------------------------------------------------------------------------------------------------------
 1999
 Revenues:
   External customers                                                      $ 116,223     $10,796,998     $10,913,221
   Intersegment (b)                                                                -          75,454          75,454
   Gain on sale of assets                                                          -          16,457          16,457
   Interest and other income                                                     241          10,783          11,024
                                                                           ---------     -----------     -----------
     Total revenues of reportable segments                                 $ 116,464     $10,899,692     $11,016,156
                                                                           =========     ===========     ===========
 Segment gross margin (c)                                                  $  60,578     $   (58,750)    $     1,828
 Segment gross profit (d)                                                     52,775         (82,349)        (29,574)
 Segment income (loss) before income taxes and extraordinary item              8,132         (93,601)        (85,469)
 Interest expense                                                             25,298          21,080          46,378
 Depreciation, depletion and amortization                                     19,586          17,412          36,998
 Income tax benefit                                                            1,635          18,844          20,479
 Extraordinary item, net of tax and minority interest                              -            (544)           (544)
 Capital expenditures                                                         77,899         189,286         267,185
 Assets                                                                      445,921       1,243,639       1,689,560
 -------------------------------------------------------------------------------------------------------------------
 1998
 Revenues:
   External customers                                                      $ 102,754     $ 3,454,635     $ 3,557,389
   Intersegment (b)                                                                -          62,756          62,756
   Interest and other income                                                     250             584             834
                                                                           ---------     -----------     -----------
     Total revenues of reportable segments                                 $ 103,004     $ 3,517,975     $ 3,620,979
                                                                           =========     ===========     ===========
 Segment gross margin (c) (e)                                              $  51,927     $    31,261     $    83,188
 Segment gross profit (d) (e)                                                 46,446          25,964          72,410
 Segment income (loss) before income taxes and extraordinary item (e)       (175,926)          8,546        (167,380)
 Interest expense                                                             23,099          12,631          35,730
 Depreciation, depletion and amortization                                    199,523           5,371         204,894
 Income tax expense                                                          (33,732)        (11,273)        (45,005)
 Capital expenditures                                                        100,935         405,508         506,443
 Assets                                                                      365,652         607,186         972,838

                                                                                           Footnotes on following page

(a) Revenues for the marketing, gathering, terminalling and storage segment include the effects of the adoption of EITF 99-19 (see Note 2). For the years ending December 31, 2000 and 1999 and 1998, revenues have been reclassified by $2.5 billion, $6.2 billion $2.3 billion, respectively.
(b) Intersegment revenues and transfers were conducted on an arm's-length basis.
(c) Gross margin is calculated as operating revenues less operating expenses.
(d) Gross profit is calculated as operating revenues less operating expenses and general and administrative expenses.
(e) Differences between segment totals and company totals represent the net gain of $60.8 million recorded upon the formation of PAA, which was not allocated to segments.

  The following table reconciles segment revenues to amounts reported in our financial statements:



                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     2000           1999            1998
                                                  ----------     -----------     ----------
Revenues of reportable segments                   $6,846,128     $11,016,156     $3,620,979
Intersegment                                        (215,543)        (75,454)       (62,756)
Net gain recorded upon the formation of PAA
   not allocated to reportable segments                    -               -         60,815
                                                  ----------     -----------     ----------
Total company revenues                            $6,630,585     $10,940,702     $3,619,038
                                                  ==========     ===========     ==========

  Customers accounting for more than 10% of consolidated sales for the periods indicated are as follows:


                                                                        PERRCENTAGE OF CONSOLIDATED SALES
                                                                        ---------------------------------
                                                                             YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------
CUSTOMER                                                                  2000         1999        1998
                                                                        --------     --------    --------
Marathon Ashland Petroleum (1)                                              12%         -           -
Sempra Energy Trading Corporation (1)                                       -           22%         27%
Koch Oil Company (1)                                                        -           18%         15%

                                                                     PERCENTAGE OF UPSTREAM OIL AND GAS SALES (2)
                                                                     -------------------------------------------
Chevron                                                                     43%         39%         -
Equiva Trading Company                                                      23%         -           -
Tosco Refining Company                                                      -           19%         50%
Conoco Inc.                                                                 -           11%         -
Scurlock Permian LLC                                                        -           -           17%
Marathon Ashland Petroleum                                                  13%         16%         -

--------------
(1) These customers pertain to our midstream segment. Represents percentage of oil and gas sales revenues plus marketing, transportation, storage and terminalling revenues.
(2) PAA is the exclusive marketer/purchaser for all our equity crude oil production. These percentages represent the entities that purchased our equity crude production from PAA. We believe that the loss of an individual customer would not have a material adverse effect on our results of operations.

NOTE 24 -- CONSOLIDATING FINANCIAL STATEMENTS

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

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (IN THOUSANDS)
DECEMBER 31, 2000

                                                                   GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                       PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ---------    ------------    ------------    ------------   -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $       4       $     597        $  4,479    $          -      $    5,080
Accounts receivable and other                           12,193          15,596         347,696               -         375,485
Current Intercompany advances                                -          17,605         (17,605)              -              -
Inventory                                                    -           8,063          46,781               -          54,844
                                                     ---------    ------------    ------------    ------------   -------------
Total current assets                                    12,197          41,861         381,351               -        435,409
                                                     ---------    ------------    ------------    ------------   -------------
PROPERTY AND EQUIPMENT                                 237,591         570,677         473,471               -       1,281,739
Less allowance for depreciation,
depletion and amortization                            (215,942)       (138,871)        (27,266)        (55,386)       (437,465)
                                                     ---------    ------------    ------------    ------------   -------------
                                                        21,649         431,806         446,205         (55,386)        844,274
                                                     ---------    ------------    ------------    ------------   -------------
INVESTMENTS IN SUBSIDIARIES AND
 INTERCOMPANY ADVANCES                                 389,467        (254,891)         (6,372)       (128,204)              -
                                                     ---------    ------------    ------------    ------------   -------------
OTHER ASSETS                                             8,151          16,005          90,490               -         114,646
                                                     ---------    ------------    ------------    ------------   -------------
                                                     $ 431,464       $ 234,781        $911,674       $(183,590)     $1,394,329
                                                     =========    ============    ============    ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities       $   7,105       $  46,368        $359,823       $      13      $  413,309
Notes payable and other current obligations                  -             511           1,300               -           1,811
                                                     ---------    ------------    ------------    ------------   -------------
Total current liabilities                                7,105          46,879         361,123              13         415,120

BANK DEBT                                               27,300               -               -               -          27,300
BANK DEBT OF A SUBSIDIARY                                    -               -         320,000               -         320,000
SUBORDINATED DEBT                                      277,543               -               -               -         277,543
OTHER LONG-TERM DEBT                                         -           1,533               -               -           1,533
OTHER LONG-TERM LIABILITIES                              2,413               -           1,009               -           3,422
                                                     ---------    ------------    ------------    ------------   -------------
                                                       314,361          48,412         682,132              13       1,044,918
                                                     ---------    ------------    ------------    ------------   -------------
MINORITY INTEREST                                      (70,037)              -         232,216              92         162,271
                                                     ---------    ------------    ------------    ------------   -------------
CUMULATIVE CONVERTIBLE
PREFERRED STOCK, STATED
AT LIQUIDATION PREFERENCE                               50,000               -               -               -          50,000
                                                     ---------    ------------    ------------    ------------   -------------
NON-REDEEMABLE PREFERRED STOCK,
COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock         23,300               -               -               -          23,300
Series H Cumulative Convertible Preferred Stock         84,785               -               -               -          84,785
Common Stock                                             1,875              78               -             (78)          1,875
Additional paid-in capital                             139,203           3,951          43,393         (47,344)        139,203
Retained earnings (accumulated deficit)                (88,410)        182,340         (46,067)       (136,273)        (88,410)
Treasury stock, at cost                                (23,613)              -               -               -         (23,613)
                                                     ---------    ------------    ------------    ------------   -------------
                                                       137,140         186,369          (2,674)       (183,695)        137,140
                                                     ---------    ------------    ------------    ------------   -------------
                                                     $ 431,464       $ 234,781        $911,674       $(183,590)     $1,394,329
                                                     =========    ============    ============    ============   =============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (IN THOUSANDS)
DECEMBER 31, 1999

                                                                   GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                       PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     --------     ------------    ------------    ------------   -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $   9,241       $   5,134      $   53,853    $                 $   68,228
Accounts receivable and other                            1,808          11,221         508,919               -         521,948
Current Intercompany advances                                -          36,415         (36.415)              -               -
Inventory                                                    -           5,652          34,826               -          40,478
Assets held for sale                                         -               -         141,486               -         141,486
                                                     ---------    ------------    ------------    ------------   -------------
Total current assets                                    11,049          58,422         702,669               -        772,140
                                                     ---------    ------------    ------------    ------------   -------------

PROPERTY AND EQUIPMENT                                 235,158         494,279         460,730               -       1,190,167
Less allowance for depreciation,
  depletion and amortization                          (215,463)       (120,016)        (11,649)        (55,386)       (402,514)
                                                     ---------    ------------    ------------    ------------   -------------
                                                        19,695         374,263         449,081         (55,386)        787,653
                                                     ---------    ------------    ------------    ------------   -------------
INVESTMENTS IN SUBSIDIARIES AND
 INTERCOMPANY ADVANCES                                 479,177        (261,013)         (9,268)       (208,896)              -
                                                     ---------    ------------    ------------    ------------   -------------
OTHER ASSETS                                            40,337          14,752          74,678               -         129,767
                                                     ---------    ------------    ------------    ------------   -------------
                                                     $ 550,258       $ 186,424      $1,217,160       $(264,282)     $1,689,560
                                                     =========    ============    ============    ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities       $  23,700       $  35,457      $  487,212       $      24      $  546,393
Notes payable and other current obligations                  -             511         109,369               -         109,880
                                                     ---------    ------------    ------------    ------------   -------------
Total current liabilities                               23,700          35,968         596,581              24         656,273

BANK DEBT                                              137,300               -               -               -         137,300
BANK DEBT OF A SUBSIDIARY                                    -               -         259,450               -         259,450
SUBORDINATED DEBT                                      277,909               -               -               -         277,909
OTHER LONG-TERM DEBT                                         -           2,044         105,000        (105,000)          2,044
OTHER LONG-TERM LIABILITIES                              1,954               -          19,153               -          21,107
                                                     ---------    ------------    ------------    ------------   -------------
                                                       440,863          38,012         980,184        (104,976)      1,354,083
                                                     ---------    ------------    ------------    ------------   -------------
MINORITY INTEREST                                      (70,037)              -         226,082               -         156,045
                                                     ---------    ------------    ------------    ------------   -------------
CUMULATIVE CONVERTIBLE
  PREFERRED STOCK, STATED
  AT LIQUIDATION PREFERENCE                            138,813               -               -               -         138,813
                                                     ---------    ------------    ------------    ------------   -------------
NON-REDEEMABLE PREFERRED STOCK,
  COMMON STOCK AND
  OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock         23,300               -               -               -          23,300
Common Stock                                             1,792              78               -             (78)          1,792
Additional paid-in capital                             130,027           3,952          43,261         (47,213)        130,027
Retained earnings (accumulated deficit)               (114,500)        144,382         (32,367)       (112,015)       (114,500)
                                                     ---------    ------------    ------------    ------------   -------------
                                                        40,619         148,412          10,894        (159,306)         40,619
                                                     ---------    ------------    ------------    ------------   -------------
                                                     $ 550,258       $ 186,424      $1,217,160       $(264,282)     $1,689,560
                                                     =========    ============    ============    ============   =============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000

                                                                        GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                            PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                           --------    ------------    ------------    ------------    ------------
REVENUES
Crude oil and natural gas sales                            $      4        $147,684    $          -       $   1,654      $  149,342
Marketing, transportation, storage and terminalling               -               -       6,641,187        (215,543)      6,425,644
Gain on sale of assets                                                            -          48,188               -          48,188
Interest and other income                                      (737)            331          10,879          (3,062)          7,411
Equity in earnings of subsidiary                             64,115               -               -         (64,115)              -
                                                           --------    ------------    ------------    ------------    ------------
                                                             63,382         148,015       6,700,254        (281,066)      6,630,585
                                                           --------    ------------    ------------    ------------    ------------
EXPENSES
Production expenses                                               -          62,140               -               -          62,140
Marketing, transportation, storage and terminalling               -               -       6,506,504        (213,889)      6,292,615
Unauthorized trading losses and related expenses              1,000               -           6,963               -           7,963
General and administrative                                    2,054           7,851          40,871               -          50,776
Depreciation, depletion and amortization                      3,068          19,406          24,747               -          47,221
Interest expense                                              9,581          20,827          28,482          (3,062)         55,828
                                                           --------    ------------    ------------    ------------    ------------
                                                             15,703         110,224       6,607,567        (216,951)      6,516,543
                                                           --------    ------------    ------------    ------------    ------------
Income (loss) before income taxes, minority interest,
  extraordinary item and cumulative effect
  of accounting change                                       47,679          37,791          92,687         (64,115)        114,042
Minority interest                                                 -               -          42,535               -          42,535
                                                           --------    ------------    ------------    ------------    ------------
Income (loss) before income taxes, extraordinary item
  and cumulative effect of accounting change                 47,679          37,791          50,152         (64,115)         71,507
Income tax expense (benefit):
  Current                                                   (24,094)              -          25,114               -           1,020
  Deferred                                                   30,958            (361)         (6,034)              -          24,563
                                                           --------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary item and
  cumulative effect of accounting change                     40,815          38,152          31,072         (64,115)         45,924
Extraordinary item, net of tax benefit
  and minority interest                                           -               -          (4,988)              -          (4,988)
Cumulative effect of accounting change,
  net of tax benefit                                              -            (121)              -               -            (121)
                                                           --------    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                            40,815          38,031          26,084         (64,115)         40,815
Less:  cumulative preferred stock dividends                  14,725               -               -               -          14,725
                                                           --------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                                 $ 26,090        $ 38,031      $   26,084       $ (64,115)     $   26,090
                                                           ========    ============    ============    ============    ============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999


                                                          GUARANTOR          NONGUARANTOR          INTERCOMPANY
                                           PARENT        SUBSIDIARIES        SUBSIDIARIES          ELIMINATIONS        CONSOLIDATED
                                         ----------      ------------        ------------         -------------        ------------
REVENUES
Crude oil and natural gas sales            $      -         $114,736         $          -            $  1,487        $   116,223
Marketing, transportation,
 storage and terminalling                         -                -            10,872,452             (75,454)        10,796,998
Gain on PAA unit offering                         -                -                 9,787                   -              9,787
Gain on sale of assets                                             -                16,457                   -             16,457
Interest and other income                       699               89                   996                (547)             1,237
Equity in earnings of
 subsidiary                                 (11,510)               -                     -              11,510                  -
                                         ----------      ------------        --------------       -------------        ------------
                                            (10,811)         114,825            10,899,692             (63,004)        10,940,702
                                         ----------      ------------        --------------       -------------        ------------
EXPENSES
Production expenses                               -           55,645                     -                   -             55,645
Marketing, transportation,
 storage and terminalling                         -                -            10,763,275             (73,967)        10,689,308
Unauthorized trading loss and
 related expenses                                 -                -               166,440                                166,440
General and administrative                    2,311            5,492                23,599                   -             31,402
Depreciation, depletion and
 amortization                                 2,096           17,490                17,412                   -             36,998
Interest expense                              6,994           18,851                21,080                (547)            46,378
                                         ----------      ------------        --------------       -------------        ------------
                                             11,401           97,478            10,991,806             (74,514)        11,026,171
                                         ----------      ------------        --------------       -------------        ------------
Income (loss) before income
 taxes, minority interest and
 extraordinary item                         (22,212)          17,347               (92,114)             11,510            (85,469)
Minority interest                                 -                -               (40,203)                  -            (40,203)
                                         ----------      ------------        --------------       -------------        ------------
Income (loss) before income
 taxes and extraordinary item               (22,212)          17,347               (51,911)             11,510            (45,266)
Income tax expense (benefit):
Current                                        (338)               -                   331                   -                 (7)
Deferred                                      3,457           (4,754)              (19,175)                  -            (20,472)
                                         ----------      ------------        --------------       -------------        ------------
Income (loss) before
 extraordinary item                         (25,331)          22,101               (33,067)             11,510            (24,787)
Extraordinary item, net of tax
 benefit
and minority interest                             -                -                  (544)                  -               (544)
                                         ----------      ------------        --------------       -------------        ------------
NET INCOME (LOSS)                           (25,331)          22,101               (33,611)             11,510            (25,331)
Less:  cumulative preferred
 stock dividends                             10,026                -                     -                   -             10,026
                                         ----------      ------------        --------------       -------------        ------------
NET INCOME (LOSS) AVAILABLE
    TO COMMON STOCKHOLDERS                 $(35,357)        $ 22,101           $   (33,611)           $ 11,510        $   (35,357)
                                         ==========      ============        ==============       =============       =============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998


                                                        GUARANTOR          NONGUARANTOR           INTERCOMPANY
                                      PARENT          SUBSIDIARIES         SUBSIDIARIES           ELIMINATIONS        CONSOLIDATED
                                -----------------     ------------     -------------------       -------------       --------------
REVENUES
Crude oil and natural gas
 sales                          $               -          $102,634    $                  -             $    120         $  102,754
Marketing, transportation,
 storage and terminalling                       -                 -               3,517,391              (62,756)         3,454,635
Gain on formation of PAA                   60,815                 -                       -                    -             60,815
Interest and other income                      40                76                     718                    -                834
Equity in earnings of
 subsidiary                              (123,738)                -                       -              123,738                  -
                                      ------------       -----------            ------------          -----------        -----------
                                          (62,883)          102,710               3,518,109               61,102          3,619,038
                                      ------------       -----------            ------------          -----------        -----------
 EXPENSES
Production expenses                             -            50,827                       -                    -             50,827
Marketing, transportation,
 storage and terminalling                       -                 -               3,478,910              (62,636)         3,416,274
Unauthorized trading losses
 and related expenses                           -                 -                   7,100                    -              7,100
General and administrative                  1,536             3,946                   5,296                    -             10,778
Depreciation, depletion and
 amortization                               5,521            20,127                   5,372                    -             31,020
Reduction in carrying cost
 of oil and natural gas
 properties                                 9,267            25,738                       -              138,869            173,874
Interest expense                           11,389            11,710                  12,631                    -             35,730
                                      ------------       -----------            ------------          -----------        -----------
                                           27,713           112,348               3,509,309               76,233          3,725,603
                                      ------------       -----------            ------------          -----------        -----------
Income (loss) before income
 taxes and minority interest              (90,596)           (9,638)                  8,800              (15,131)          (106,565)
Minority interest                               -                 -                     786                    -                786
                                      ------------       -----------            ------------          -----------        -----------
Income (loss) before income
 taxes                                    (90,596)           (9,638)                  8,014              (15,131)          (107,351)
Income tax expense (benefit):
Current                                    (3,637)               (3)                  4,502                    -                862
Deferred                                  (24,613)           (9,237)                (12,017)                   -            (45,867)
                                      ------------       -----------            ------------          -----------        -----------
NET INCOME (LOSS)                         (62,346)             (398)                 15,529              (15,131)           (62,346)
Less:  cumulative preferred
 stock dividends                            4,762                 -                       -                    -              4,762
                                      ------------       -----------            ------------          -----------        ----------
NET INCOME (LOSS) AVAILABLE
 TO COMMON STOCKHOLDERS                 $ (67,108)         $   (398)             $   15,529             $(15,131)        $  (67,108)
                                      ============       ===========            ============          ===========        ===========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000

                                                                       GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        ----------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  40,815        $ 38,031     $    26,084    $    (64,115)    $    40,815
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion, and amortization                  3,068          19,406          24,747               -          47,221
  Gain on sale of assets (Note 6)                                -               -         (48,188)              -         (48,188)
  Minority interest in income of a subsidiary                    -               -          35,566               -          35,566
  Equity earnings in subsidiary                            (64,115)              -               -          64,115               -
  Deferred income tax                                       30,958            (362)         (9,299)              -          21,297
  Noncash compensation expense                                (407)              -           3,089               -           2,682
  Allowance for doubtful accounts                                -               -           5,000               -           5,000
  Other noncash items                                        6,351               -           4,574               -          10,925
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                            (10,385)         (7,461)        120,497               -         102,651
  Inventory                                                      -          (2,023)        (11,954)              -         (13,977)
  Pipeline linefill                                              -               -         (16,679)              -         (16,679)
  Accounts payable and other current liabilities           (16,595)         34,685        (161,543)              -        (143,453)
  Other long-term liabilities                                  591               -          (8,591)              -          (8,000)
  Advances from (payments to) affiliates                   119,735          (9,889)       (109,846)              -               -
                                                        ----------    ------------    ------------    ------------    ------------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                            110,016          72,387        (146,543)              -          35,860
                                                        ----------    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for crude oil pipeline, gathering
 and terminal assets                                             -               -         (12,219)              -         (12,219)
Payments for acquisition, exploration,
 and development costs                                      (3,894)        (74,448)           (384)              -         (78,726)
Payments for additions to other property and assets              -          (2,476)           (657)              -          (3,133)
Proceeds from asset sales (Note 6)                               -               -         224,261               -         224,261
                                                        ----------    ------------    ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                       (3,894)        (76,924)        211,001               -         130,183
                                                        ----------    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                               264,825               -       1,433,750               -       1,698,575
Proceeds from short-term debt                                    -               -          51,300               -          51,300
Proceeds from sale of capital stock,
 options and warrants                                        2,301               -               -               -           2,301
Principal payments of long-term debt                      (375,336)              -      (1,423,850)              -      (1,799,186)
Principal payments of short-term debt                            -               -        (108,719)              -        (108,719)
Purchase of treasury stock                                 (23,613)              -               -               -         (23,613)
Costs incurred in connection with
 financing arrangements                                          -               -          (6,748)              -          (6,748)
Preferred stock dividends                                  (13,409)              -               -               -         (13,409)
Distribution to unitholders                                 30,133               -         (59,565)              -         (29,432)
Other                                                         (260)              -               -               -            (260)
                                                        ----------    ------------    ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                     (115,359)              -        (113,832)              -        (229,191)
                                                        ----------    ------------    ------------    ------------    ------------
Net decrease in cash and cash equivalents                   (9,237)         (4,537)        (49,374)              -         (63,148)
Cash and cash equivalents, beginning of period           $   9,241        $  5,134     $    53,853    $          -          68,228
                                                        ----------    ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period                 $       4        $    597     $     4,479    $                $     5,080
                                                        ==========    ============    ============    ============    ============


PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999

                                                                        GUARANTOR     NONGUARANTOR    INTERCOMPANY
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                          ---------   ------------    ------------   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $ (25,331)       $ 22,101       $ (33,611)       $ 11,510       $ (25,331)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion, and amortization                  2,096          17,490          17,412               -          36,998
  Noncash gains (Note 4 and 6)                                   -               -         (26,244)              -         (26,244)
  Minority interest in income of a subsidiary                    -               -         (40,203)              -         (40,203)
  Equity in earnings of subsidiary                          11,510               -               -         (11,510)              -
  Deferred income tax                                        3,457          (4,754)        (19,175)              -         (20,472)
  Noncash compensation expense                                   -               -           1,013               -           1,013
  Other noncash items                                       (1,108)              -           1,047               -             (61)
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                               (970)         (1,287)       (224,181)              -        (226,438)
  Inventory                                                      -            (842)         34,772               -          33,930
  Pipeline linefill                                              -               -              (3)              -              (3)
  Accounts payable and other current liabilities             5,275           2,169         164,530               -         171,974
  Other long-term liabilities                                    -               -          18,873               -          18,873
                                                          ---------   ------------    ------------   --------------  --------------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                             (5,071)         34,877        (105,770)              -         (75,964)
                                                          ---------   ------------    ------------   --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for midstream acquisitions (See Note 6)                 -               -        (176,918)              -        (176,918)
Payments for crude oil pipeline, gathering
 and terminal assets                                             -               -         (12,507)              -         (12,507)
Payments for acquisition, exploration,
 and development costs                                      (3,793)        (74,106)              -               -         (77,899)
Payments for additions to other property and assets           (267)         (2,137)            (68)              -          (2,472)
Proceeds from sale of pipeline linefill                          -               -           3,400               -           3,400
                                                          ---------   ------------    ------------   --------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                       (4,060)        (76,243)       (186,093)              -        (266,396)
                                                          ---------   ------------    ------------   --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                      (194,902)         46,306         148,396             200               -
Proceeds from long-term debt                               341,250               -         403,721               -         744,971
Proceeds from short-term debt                                    -               -         131,119               -         131,119
Proceeds from sale of capital stock,
 options and warrants                                        5,542               -               -               -           5,542
Proceeds from issuance of preferred stock                   50,000               -               -               -          50,000
Proceeds from issuance of common units (Note 4)            (25,000)              -          75,759               -          50,759
Principal payments of long-term debt                      (180,711)              -        (268,621)              -        (449,332)
Principal payments of short-term debt                            -               -         (82,150)              -         (82,150)
Costs incurred in connection with
 financing arrangements                                     (2,205)              -         (17,243)              -         (19,448)
Preferred stock dividends                                   (4,245)              -               -               -          (4,245)
Distribution to unitholders                                 29,472               -         (51,673)              -         (22,201)
Other                                                         (971)              -               -               -            (971)
                                                          ---------   ------------    ------------   --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   18,230          46,306         339,308             200         404,044
                                                          ---------   ------------    ------------   --------------  --------------
Net increase in cash and cash equivalents                    9,099           4,940          47,445             200          61,684
Cash and cash equivalents, beginning of period                 142             194           6,408            (200)          6,544
                                                          ---------   ------------    ------------   --------------  --------------
Cash and cash equivalents, end of period                 $   9,241        $  5,134       $  53,853    $          -       $  68,228
                                                          =========   ============    ============   ==============  ==============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998

                                                                    GUARANTOR      NONGUARANTOR       INTERCOMPANY
                                                     PARENT       SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                   ----------     ------------     ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (62,346)       $   (398)        $  15,529          $ (15,131)        $ (62,346)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion, and amortization            5,521          20,127             5,372                  -            31,020
  Reduction in carrying costs of oil and
   natural gas properties                              9,267          25,738                 -            138,869           173,874
  Noncash gain (Note 4 and 6)                        (70,037)              -                 -                  -           (70,037)
  Minority interest in income of a subsidiary              -               -               786                  -               786
  Equity in earnings of subsidiary                   123,738               -                 -           (123,738)                -
  Deferred income tax                                (24,613)         (9,237)          (12,017)                 -           (45,867)
  Other noncash items                                     90               -                 -                  -                90
Change in assets and liabilities resulting from
 operating activities:
  Accounts receivable and other                          275          (3,444)           27,253                  -            24,084
  Inventory                                                8            (924)          (18,141)                 -           (19,057)
  Pipeline linefill                                        -               -            (3,904)                 -            (3,904)
  Accounts payable and other current liabilities       6,232         (10,782)           10,825              2,712             8,987
                                                 -----------     -----------      ------------       ------------      ------------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                      (11,865)         21,080            25,703              2,712            37,630
                                                 -----------     -----------      ------------       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for midstream acquisitions (Note 6)               -               -          (394,026)                 -          (394,026)
Payments for crude oil pipeline, gathering
 and terminal assets                                       -               -            (8,131)                 -            (8,131)
Proceeds from the sale of oil and natural
 gas properties                                            -             131                 -                  -               131
Payments for acquisition, exploration,
 and development costs                                     -         (80,318)                -                  -           (80,318)
Payments for additions to other property and
 other assets                                           (510)           (309)             (259)                 -            (1,078)
                                                 -----------     -----------      ------------       ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                   (510)        (80,496)         (402,416)                 -          (483,422)
                                                 -----------     -----------      ------------       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                 (54,060)         59,347            (5,287)                 -                 -
Proceeds from long-term debt                         239,260               -           331,300                  -           570,560
Proceeds from short-term debt                              -               -            31,750                  -            31,750
Proceeds from sale of capital stock, options
 and warrants                                            828               -                 -                  -               828
Proceeds from issuance of preferred stock             85,000               -                 -                  -            85,000
Proceeds from issuance of common units                     -               -           241,690                  -           241,690
Distributions upon formation                         241,690               -          (241,690)                 -                 -
Principal payments of long-term debt                (384,260)              -           (39,300)                 -          (423,560)
Principal payments of short-term debt                      -               -           (40,000)                 -           (40,000)
Capital contribution from Parent                    (113,700)              -           113,700                  -                 -
Dividend to Parent                                     3,557               -            (3,557)                 -                 -
Costs incurred in connection with financing
 arrangements                                         (6,138)              -            (6,937)                 -           (13,075)
Other                                                 (4,571)              -                 -                  -            (4,571)
                                                 -----------     -----------      ------------       ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              7,606          59,347           381,669                  -           448,622
                                                 -----------     -----------      ------------       ------------      ------------
Net increase (decrease) in cash and cash
 equivalents                                          (4,769)            (69)            4,956              2,712             2,830
Cash and cash equivalents, beginning of period         4,911             263             1,452             (2,912)            3,714
                                                 -----------     -----------      ------------       ------------      ------------
Cash and cash equivalents, end of period           $     142        $    194         $   6,408          $    (200)        $   6,544
                                                 ===========     ===========      ============       ============      ============