Form 10-K405/A
period 2000-12-31
PLAINS RESOURCES INC
filed 2001-04-30
CIK 350426

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A


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


On March 22, 2001, there were 17,462,320 shares of the registrant's Common Stock outstanding. The aggregate value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $358,500,547 on March 22, 2001 (based on $21.25 per share, the last sale price of the Common Stock as reported on the American Stock Exchange Composite Tape on such date).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS FILED HEREWITH: The information required in Part III (Items 10, 11, 12 and 13) of the Annual Report on Form 10-K is filed herewith. Except for the addition of Part III, no information included in the original report on Form 10-K is amended by this Form 10-K/A.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Company is set forth in
Part I of our original report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The following sets forth information regarding the members of our Board of Directors.

                               BOARD OF DIRECTORS

GREG L. ARMSTRONG, age 42            Officer since 1981 and Director since 1992

Mr. Armstrong has been President and Chief Executive Officer of the Company since December 1992. He was President and Chief Operating Officer from October to December 1992, and Executive Vice President and Chief Financial Officer from June to October 1992. He was Senior Vice President and Chief Financial Officer from 1991 to 1992, Vice President and Chief Financial Officer from 1984 to 1991, Corporate Secretary from 1981 to 1988 and Treasurer from 1984 to 1987. He is also Chairman of the Board and Chief Executive Officer of Plains All American Inc., a wholly owned subsidiary of the Company which serves as the general partner of Plains All American Pipeline, L.P.

JERRY L. DEES, age 61                                       Director since 1997

Mr. Dees retired in 1996 as Senior Vice President, Exploration and Land, for Vastar Resources, Inc. (previously ARCO Oil and Gas Company), a position he had held since 1991. From 1987 to 1991, he was Vice President of Exploration and Land for ARCO Alaska, Inc., and from 1985 to 1987 held various positions as Exploration Manager of ARCO. From 1980 to 1985, he was Manager of Exploration Geophysics for Cox Oil and Gas Producers.

TOM H. DELIMITROS, age 60                                   Director since 1988

Mr. Delimitros has been General Partner of AMT Venture Funds (a venture capital firm) since 1989. He was a General Partner of Sunwestern Investment Funds and Senior Vice President of Sunwestern Management, Inc. (an investment management firm) from 1983 to 1988. He is also a director of Tetra Technologies, Inc. (a specialty chemical and chemical process company).

WILLIAM M. HITCHCOCK, age 61                                Director since 1977

Mr. Hitchcock has been President of Pembroke Capital LLC (an investment firm) since December 1996. He was President of Plains Resources International Inc. (a wholly owned subsidiary of the Company) from 1992 to 1995. He was Chairman of the Board of the Company from August 1981 to October 1992, except for the period from April 1987 to October 1987 when he served as Vice Chairman. Mr. Hitchcock is a Partner of Pembroke Capital, LLC (an investment firm)and Chief Executive Officer of Camelot Oil & Gas (an oil and gas company). He is also a director of Maxx Petroleum, Ltd. (an oil and gas company), Thoratec Laboratories Corporation (a medical device company), and Luna Imaging, Inc. (a digital imaging company).

DAN M. KRAUSSE, age 75                                      Director since 1987

Mr. Krausse has been Chairman of the Board of the Company since December 1992. He has also been President of The Krausse Company (a private investment firm) since 1981, and was Chairman of the Board and Chief Executive Officer of Sunwestern Investment Group (a venture capital firm) from 1983 to 1987. He is also President and Chairman of the Board of Trinity Energy L.P. (an energy investment partnership), and was Chairman of the Board of Longhorn Partners Pipeline, LP from 1994 to 1998.

JOHN H. LOLLAR, age 62                                      Director since 1995

Mr. Lollar has been the Managing Partner of Newgulf Exploration L. P. since December 1996. He was Chairman of the Board, President and Chief Executive Officer of Cabot Oil & Gas Corporation from 1992 to 1995. He was President and Chief Operating Officer of Transco Exploration Company from 1982 to 1992. He is also a director of Lufkin Industries, Inc. (a manufacturing firm).

ROBERT V. SINNOTT, age 51                                   Director since 1994

Mr. Sinnott has been Senior Vice President of Kayne Anderson Investment Management, Inc. (an investment management firm) since 1992. He was Vice President and Senior Securities Officer of the Investment Banking Division of Citibank from 1986 to 1992. He is also a director of Glacier Water Services, Inc. (a vended water company) and Plains All American Inc.

J. TAFT SYMONDS, age 61                                     Director since 1987

Mr. Symonds has been Chairman of the Board of Symonds Trust Co. Ltd. (an investment firm), and Chairman of the Board of Maurice Pincoffs Company, Inc. (an international marketing firm) since 1978. He is also Chairman of the Board of Tetra Technologies, Inc. (a specialty chemical and chemical process company) and a director of Denali, Inc. (a manufacturer of storage tanks and a product and service provider for handling of industrial fluids).

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than ten percent of a class of the Company's equity securities to file with the SEC and the American Stock Exchange initial reports of ownership and reports of changes in ownership of the Company's equity and derivative securities. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the fiscal year 2000 all persons subject to the filing requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

  The following table shows certain compensation information for the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities during the fiscal years ended December 31, 2000, 1999 and 1998.


                                                                               LONG TERM COMPENSATION
                                                                               ----------------------
                                                                               AWARDS         PAYOUTS
                                                                               ------         -------
                                            ANNNUAL COMPENSATION                SHARES                        ALL OTHER
                                           -----------------------            UNDERLYING        LTIP        COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR   SALARY ($)    BONUS ($)             OPTIONS       PAYOUTS ($)        ($)(6)
---------------------------         ----   ----------    ---------            ----------     -----------    ------------
Greg L. Armstrong                   2000    330,000               (1)              -0-        598,356 (4)       10,500
   President and Chief              1999    330,000            -0-              25,000        137,271 (5)       10,000
   Executive Officer                1998    302,500        450,000(2)           50,000            -0-           10,000
                                                         1,550,000(2)

William C. Egg, Jr.                 2000    235,000               (1)              -0-         35,753 (4)       10,500
   Executive Vice President-        1999    235,000        300,000              45,000            -0-           10,000
   Exploration and Production       1998    222,500        240,000              35,000            -0-           10,000

Cynthia A. Feeback                  2000    150,000               (1)           10,000         71,506 (4)       10,500
   Vice President - Accounting      1999    128,750         50,000              15,000            -0-           10,000
   and Assistant Treasurer          1998    112,500        150,000              13,000            -0-           10,000

Phillip D. Kramer                   2000    200,000               (1)              -0-        214,475 (4)       10,500
   Executive Vice President,        1999    200,000            -0-              35,000            -0-           10,000
   Chief Financial Officer and      1998    187,500        750,000(3)           50,000            -0-           10,000
   Treasurer

Harry N. Pefanis                    2000    235,000               (1)              -0-        598,356 (4)       10,500
   Executive Vice President         1999    235,000            -0-              10,000        273,534 (5)       10,000
   and  President of Plains         1998    210,000        400,000(2)           31,000            -0-           10,000
   All American Inc.                                     1,200,000(2)

----------------------
(1)  Officer bonuses for calendar year 2000 have not yet been determined.

(2) Messrs. Armstrong's and Pefanis' 1998 cash bonuses are each comprised of two amounts consisting of (i) annual bonuses of $450,000 and $400,000, respectively, related to the achievement of annual results and (ii) transaction-related bonuses of $1.55 million and $1.2 million, respectively, associated with the achievement of the five year strategic objective, which culminated with the initial public offering of common units ("IPO") of Plains All American Pipeline, L.P. ("PAA"). One-half of Mr. Pefanis' $1.2 million bonus was paid in 1998 on the closing of the IPO, with the remaining one-half being paid in 2000.

(3) A significant portion of the 1998 bonus amount for Mr. Kramer is related to the consummation of PAA's IPO and related acquisition and financing transactions.

(4) Represents the value of common units of PAA, plus distribution equivalent rights with respect to such common units, which vested for 2000 under Transaction Grant Agreements or Phantom Unit Grant Agreements. Common units that vested for 2000 were: 25,000 to Mr. Armstrong; 1,667 to Mr. Egg; 3,334 to Ms. Feeback; 10,000 to Mr. Kramer; and 25,000 to Mr. Pefanis. The Transaction Grants to Messrs. Armstrong and Pefanis vest as to 8,333 and 16,667 units, respectively, for 2001, if the Operating Surplus generated by PAA in such year equals or exceeds the amount necessary to pay the Minimum Quarterly Distribution on all outstanding common units and the related distribution on the general partner interest. If a tranche of common units does not vest for a particular year, such common units will vest at the time the common unit arrearages for such year have been paid. In addition, approximately 16,667 and 8,333 of such common units will vest in Messrs. Armstrong and Pefanis, respectively, for 2001 if the Operating Surplus generated in such year exceeds the amount necessary to pay the Minimum Quarterly Distribution on all outstanding Common Units and Subordinated Units and the related distribution on the general partner interest. Any common units remaining unvested shall vest upon, and in the same proportion as, the conversion of the Subordinated Units. Notwithstanding the foregoing, if prior to January 1, 2002, Plains All American Inc. is removed as General Partner of PAA, all common units under these grants will vest as of the date of such removal. Capitalized terms used and not otherwise defined herein are defined in the partnership agreement of PAA.
     See footnote (1) to the table below captioned "Long-Term Incentive Plans - Awards in 2000" relating to the Phantom Unit Grant Agreements with Messrs. Kramer and Egg and Ms. Feeback.

(5) Represents the value of 8,333 and 16,667 common units of PAA, plus distribution equivalent rights with respect to such common units, which vested for 1999 under Transaction Grant Agreements with Messrs. Armstrong and Pefanis, respectively.

(6) The Company matches 100% of an employee's contribution to the Company's 401(k) Plan (subject to certain limitations in the plan), with such matching contribution being made 50% in cash and 50% in Common Stock (the number of shares for the stock match being based on the market value of the Common Stock at the time the shares are granted).

                              OPTION GRANT IN 2000

  The following table provides information regarding a stock option that was granted to Ms. Feeback during 2000. No stock options were granted to any other Named Executive Officer during 2000. The amounts shown as potential realizable values are based on assumed annualized rates of stock price appreciation of 5% and 10% over the term of the options as required by the regulations of the Securities and Exchange Commission ("SEC"). No gain to the optionee is possible without an increase in stock price that will benefit all stockholders proportionately. For comparative purposes, also shown are the total gains that could be realized over a five-year period (the term of the options) by the Company's stockholders based on the same assumptions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                                                                  POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF    % OF TOTAL                                    ASSUMED ANNUAL RATES
                          SECURITIES     OPTIONS                                   OF STOCK PRICE APPRECIATION
                          UNDERLYING    GRANTED TO   EXERCISE                            FOR OPTION TERM
                            OPTIONS     EMPLOYEES     PRICE     EXPIRATION        ------------------------------
NAME                       GRANTED       IN 2000     $/SHARE       DATE              5% ($)           10% ($)
----                      ----------    ----------   --------   ----------          --------         ---------
Cynthia A. Feeback         10,000(1)        2.4     13.875    7/26/2005               38,350(2)        84,750(3)

All Stockholders (4)         N/A            N/A        N/A          N/A           66,967,997(2)   147,993,162(3)

-------------------------
(1) This option was granted in July 2000 and the right to exercise vests in equal annual installments over a four year period. Vesting may be accelerated in certain circumstances described below under "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." This option is not transferable except by will or the laws of descent and distribution.

(2)  The 5% rate of appreciation would result in a per share price of $17.71.

(3)  The 10% rate of appreciation would result in a per share price of $22.35.

(4) Based upon 17,462,320 shares of the Company's Common Stock outstanding (excluding treasury shares) on March 22, 2001, using a base price of $13.875, the exercise price of the option set forth in this table.

                      AGGREGATED OPTION EXERCISES IN 2000
                           AND YEAR-END OPTION VALUES

  The following table sets forth information for each of the Named Executive Officers concerning the exercise of options during 2000 and the aggregate dollar value of in-the-money, unexercised options held at December 31, 2000. (SEC Regulations define options as "in-the-money" if the fair market value of the underlying security on such date exceeds the exercise price of the option.)


                                                           NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                           NUMBER OF                                OF UNEXERCISED                IN-THE-MONEY OPTION
                            SHARES                         UNEXERCISED OPTIONS AT YEAR-END         AT YEAR-END ($)(2)
                           ACQUIRED       VALUE REALIZED   --------------------------------   ----------------------------
    NAME                  ON EXERCISE        ($) (1)          EXERCISABLE   UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
    ----                  -----------     --------------      -----------   -------------      -----------    -------------
Greg L. Armstrong             90,000        1,084,688           178,000         350,000         1,925,094        2,583,594
William C. Egg, Jr.           85,000        1,115,606           160,250         248,750         1,711,531        1,824,844
Cynthia A. Feeback            16,000          165,794            42,750          27,250           420,219          178,031
Phillip D. Kramer             33,098          433,703           154,152          48,750         1,482,506          293,438
Harry N. Pefanis              15,000          128,438           135,750          28,250         1,580,313          163,875

----------------------
(1) Value Realized is determined by multiplying the number of shares acquired on exercise of the options by the spread between the exercise price and the market price on the exercise date.

(2) Year-end Value is determined by multiplying the number of shares underlying the options by the spread between the exercise price of such options and the year-end market price of the Common Stock.

                  LONG-TERM INCENTIVE PLANS -- AWARDS IN 2000

  The following grants of Restricted Units of Plains All American Pipeline, L.P. ("PAA") were made to Ms. Feeback and Messrs. Egg and Kramer in 2000. Restricted Units are "phantom" units that entitle the grantee to receive a Common Unit upon the vesting of the phantom unit. Such Restricted Unit grants were made by Plains All American Inc., a wholly owned subsidiary of the Company and the General Partner of PAA pursuant to Phantom Unit Grant Agreements. The compensation costs of these Phantom Unit Grant Agreements are borne by Plains All American Inc. and are not part of Long Term Incentive Plan that Plains All American Inc. has for its employees.

                                                    PERFORMANCE OR OTHER PERIOD
NAME                   NUMBER OF RESTRICTED UNITS    UNTIL MATURATION OR PAYOUT
----                   --------------------------   ---------------------------
William C. Egg, Jr.                5,000                         (1)
Cynthia A. Feeback                10,000                         (1)
Phillip D. Kramer                 30,000                         (1)
------------------
(1) The foregoing Phantom Unit Grants vest as to one-ninth of the total Common Units of each grant for each of the years of 2000, 2001 and 2002, if the Operating Surplus generated by PAA in each such year equals or exceeds the amount necessary to pay the Minimum Quarterly Distribution on all outstanding Common Units and the related distribution on the general partner interest. If a tranche of Common Units does not vest for a particular year, such Common Units will vest at the time the Common Unit Arrearages for such year have been paid. In addition, two-ninths of the total Common Units of each grant will vest for each of the years of 2000, 2001 and 2002 if the Operating Surplus generated in such year exceeds the amount necessary to pay the Minimum Quarterly Distribution on all outstanding Common Units and Subordinated Units and the related distribution on the general partner interest. Any Common Units remaining unvested shall vest upon, and in the same proportion as, the conversion of the Subordinated Units. Notwithstanding the foregoing, if prior to January 1, 2002, Plains All American Inc. is removed as General Partner of the Partnership, all Common Units under these grants will vest as of the date of such removal. Each of Ms. Feeback and Messrs. Egg and Kramer received full vesting for the year 2000. Capitalized terms used and not otherwise defined herein are defined in the partnership agreement of PAA.

            EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                        CHANGE-IN-CONTROL ARRANGEMENTS

  The Company has an employment agreement with Mr. Armstrong which expires on March 1, 2002 and provides for a current base salary of $330,000 per year, subject to annual review. If Mr. Armstrong's employment is terminated (i) without cause, he will be entitled to receive an amount equal to two times his base salary, or (ii) as a result of a change in control of the Company, he will be entitled to receive an amount equal to three times the aggregate of his base salary and bonus, and in either event, will be entitled to receive medical benefits for two years following the date of such termination. In addition, the Company will reimburse him for any excise tax liability he may incur as a result of payments made to him under such agreement. A change in control of the Company generally is defined as a change occurring (i) through the acquisition of 25% or more of the voting power of the Company, or (ii) at such time as the directors in office on the date of the agreement, or their designated successors, cease to constitute a majority of the Board. The Board has also authorized an employment agreement with Mr. Egg for an initial term of five years providing for a current base salary of $235,000, subject to annual review. As authorized, such employment agreement will have termination and change in control provisions substantially similar to those in Mr. Armstrong's agreement.

  The Company also has an employment agreement with Mr. Pefanis, pursuant to which Mr. Pefanis serves as Executive Vice President of the Company as well as President and Chief Operating Officer of Plains All American Inc., the General Partner of PAA, and is responsible for the overall operations of PAA. The employment agreement provides that the Company will not require Mr. Pefanis to engage in activities that materially detract from his duties and responsibilities as an officer of the General Partner. The employment agreement has an initial term of three years (commencing on November 23, 1998) subject to annual extensions and includes confidentiality, nonsolicitation and noncompete provisions, which, in general, will continue for 24 months following Mr. Pefanis' termination of employment. The agreement provides for an annual base salary of $235,000, subject to annual review. If Mr. Pefanis' employment is terminated without cause, he will be entitled to receive an amount equal to two times his base salary. Upon a change in control of the Company or a Marketing Operations Disposition (as defined in the employment agreement), the term of the employment agreement will be automatically extended for three years, and if Mr. Pefanis' employment is terminated during the one-year period following either event by him for a Good Reason or by Plains Resources other than for death, disability or Cause (as such terms are defined in the employment agreement), he will be entitled to a lump sum severance amount equal to three times the sum of
(i) his highest rate of annual base salary and (ii) the largest annual bonus paid during the three preceding years. Events that constitute a change in control of the Company under this employment agreement are substantially similar to those in Mr. Armstrong's employment agreement described above. In addition, the Company will reimburse him for any excise tax liability he may incur as a result of payments made to him under such agreement.

  In the event of certain corporate transactions, changes in control and changes in the composition of the Board of Directors under certain circumstances, the exercisability of all options granted to the Named Executive Officers is accelerated. To the extent not already exercisable, these options (other than the performance options granted to Messrs. Armstrong and Egg in 1996 that are described in the following paragraph) generally become exercisable upon a change of control of the Company resulting from (i) a change in the composition of the Board of Directors pursuant to which incumbent directors (or their designated successors) cease to constitute at least two-thirds of the Board, (ii) dissolution or liquidation of the Company, (iii) a merger or consolidation in which the Company does not survive, or (iv) the transfer of 20% or more of the voting power of the Company's stock (except in a transaction approved by the Board or as a result of a merger or consolidation in which the Company is the surviving corporation). In addition, in the event of such a change in control, the holders of these options may elect to surrender for a cash payment equal to the difference between the exercise price and the market price of the Company's Common Stock on the date of such event.

  In August 1996, performance options were granted to Messrs. Armstrong and Egg for the purchase of 300,000 and 200,000 shares of Common Stock, respectively. These options provide for an exercise price of $13.50 per share, the market price of the Common Stock on the date of grant, and an exercise period ending in August 2001. These options become exercisable (i) when the market price of the Common Stock equals or exceeds $24.00 per share (the "Vesting Price") for any 20 trading days in any 30 consecutive trading day period, (ii) upon the distribution to the holders of the Common Stock, in connection with a merger or liquidation of the Company or the sale of substantially all of its assets, of securities, cash or property having a value per share of such Common Stock equal to or exceeding the Vesting Price, (iii) termination by the Company of the optionee's employment for any reason other than (x) cause (as defined in the option agreement) or (y) a determination by at least a majority of the Incumbent Board (defined below) that the optionee has failed to perform his duties consistent certain goals previously adopted by the Incumbent Board, or (iv) upon the occurrence of a change in control of the Company. Events that constitute a change in control of the Company under these options are substantially similar to those in Mr. Armstrong's employment agreement described above.

                              OFFICERS' RETIREMENT PLAN

  In 1996, the Board authorized the implementation of a retirement plan for executive officers. Such plan provides that an officer with at least fifteen years of service to the Company will be entitled to receive retirement income for a fifteen-year period, commencing at age 60, in an amount equal to 50% of his salary on May 23, 1996. Assuming continued employment until age 60, each of the Named Executive Officers will have at least 15 years of service and will be entitled to receive annual benefits in the following amounts: Mr.Armstrong $112,500; Mr. Egg - $92,500; Mr. Kramer - $75,000; Ms.Feeback - $52,500; and Mr.
Pefanis - $92,500.

                              COMPENSATION OF DIRECTORS

  Each director who is not otherwise compensated by the Company (a "Non-employee Director") receives an annual retainer of $16,000, an attendance fee of $2,000 for each Board meeting attended (excluding telephonic meetings) plus reimbursement for related expenses, and an attendance fee of $500 for each committee meeting or telephonic Board meeting attended. A Non-employee Director may elect to receive a grant of shares of Common Stock in lieu of the annual retainer and attendance fees for regular Board meetings, with the number of shares granted being determined by dividing the amount of such retainer or attendance fee by the per share market price of the Common Stock on the date such amount is payable to the director. Each Non-employee Director who serves as a chairman of a Board committee receives an annual fee of $2,000, or at such director's election, in lieu of such fee, a grant of shares of Common Stock, the number of which is determined by dividing such fee by the per share market price of the Common Stock on the date on which such director was appointed as a committee chairman. In addition, in 2000 each Non-employee Director received an annual stock option to purchase 10,000 shares of Common Stock for a five year term at an exercise price equal to the market price of the Common Stock on the grant date. Mr. Armstrong, as an employee, is otherwise compensated for his services to the Company and therefore receives no separate compensation for his services on the Board. Mr. Krausse, as Chairman of the Board, receives an annual retainer of $60,000, payable in equal monthly installments but does not receive any meeting attendance fees. Mr. Krausse also received the stock option granted to the Non-employee directors described above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of March 30, 2001 certain information concerning the Common Stock beneficially owned by (i) the directors, (ii) the Chief Executive Officer and the Named Executive Officers and (iii) the directors and all executive officers as a group.

                                        SHARES
                                     BENEFICIALLY   PERCENT
BENEFICIAL OWNER                       OWNED (1)    OF CLASS
----------------                     ------------   --------
Greg L. Armstrong                       266,285         1.5%
Jerry L. Dees                            46,486          (2)
Tom H. Delimitros                        57,670          (2)
William M. Hitchcock                    490,739         2.8%
Dan M. Krausse                           35,753          (2)
John H. Lollar                           60,912          (2)
Robert V. Sinnott (3)                    75,429          (2)
J. Taft Symonds                          89,782          (2)
William C. Egg, Jr.                     213,409         1.2%
Cynthia A. Feeback                       54,757          (2)
Phillip D. Kramer                       186,480         1.1%
Harry N. Pefanis                        144,617          (2)

Directors and Executive
 Officers as a group (16 persons)     1,815,556         9.7%
-----------------------
(1) Includes both outstanding shares of Common Stock and shares of Common Stock such person has the right to acquire within 60 days after March 30, 2001 by exercise of outstanding stock options. Shares subject to exercisable stock options include 209,250 for Mr. Armstrong; 45,000 for Mr. Dees; 51,812 for Mr. Delimitros; 70,000 for Mr. Hitchcock; 35,000 for Messrs. Krausse and Sinnott;153,000 for Mr. Egg; 150,750 for Mr. Kramer; 53,000 for Ms. Feeback; 108,750 for Mr. Pefanis and 55,000 each for Messrs. Lollar and Symonds. Also includes the following shares of Common Stock issuable upon conversion of Series H Cumulative Convertible Preferred Stock ("Series H Preferred Stock"): 70,993 for Mr. Hitchcock; 3,549 for Mr. Lollar and 35,496 for Mr. Sinnott.

(2) Less than 1%.

(3) Mr. Sinnott is Senior Vice President of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Sinnott disclaims beneficial ownership of the shares held by Kayne Anderson Capital Advisors, L.P.

  The following table lists the persons who, to the knowledge of the Company, may be deemed to be beneficial owners, as of March 30, 2001, of more than 5% of the Company's Common Stock.

                                                          SHARES
                                                       BENEFICIALLY    PERCENT
BENEFICIAL OWNER                                           OWNED       OF CLASS
----------------                                       ------------    --------
Advisory Research, Inc..............................     1,561,944 (1)    8.7%
  and David B. Heller
Two Prudential Plaza
180 N. Stetson, Suite 5780
Chicago, IL 60601

EnCap Energy Capital Fund III, L.P..................     3,693,202 (2)   17.5%
EnCap Energy Capital Fund III-B, L.P.
Energy Capital Investment Company PLC
BOCP Energy Partners, L.P.
1100 Louisiana St., Suite 3150
Houston, TX 77002

Arthur E. Hall, Valarian Associates,
 A.E. Hall Money Purchase Plan and Hallco Inc.......     1,093,310 (3)    6.2%
1726 Cedarwood Drive
Minden, NV 89423

Kayne Anderson Capital Advisors, L.P,...............     5,080,718 (4)   24.6%
  and Richard A. Kayne
1800 Avenue of the Stars, Second Floor
Los Angeles, CA 90067

Schroder Investment Management North America Inc....       939,000 (5)    5.4%
787 Seventh Avenue - 34/th/ Floor
New York, NY 10019

Shell Land & Energy Company.........................     1,082,000 (6)    5.8%
 and Shell Oil Company
One Shell Plaza
Houston, TX  77002

State Street Research & Management Company..........     1,697,166 (7)    9.7%
One Financial Center, 30/th/ Floor
Boston, MA 02111-2690

Strome Investment Management, L.P.,.................     1,495,717 (8)    8.2%
  SSCO, Inc., and Mark E. Strome
  100 Wilshire Blvd., Suite 1500
  Santa Monica, CA  90401

---------------------
(1) Advisory Research, Inc. and David B. Heller have shared voting and dispositive power for these shares. Includes 508,367 shares of Common Stock issuable upon conversion of shares of Series H Preferred Stock.

(2) Consists of 1,774,835 shares issuable upon conversion of Series H Preferred Stock and 1,918,367 shares issuable upon conversion of Series F Cumulative Convertible Preferred Stock ("Series F Preferred Stock").

(3) Includes 163,265 shares issuable upon conversion of Series F Preferred
    Stock.

(4) As reported on Schedule 13D (Amendment No. 9) filed on March 20, 2001, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting and dispositive power for 4,795,523 shares held by investment partnerships and managed accounts. Mr. Kayne has sole voting and dispositive power for 285,195 shares. Total includes 3,157,908 shares issuable upon conversion of shares of Series H Preferred Stock and Series F Preferred Stock.

(5) As reported on Schedule 13G filed by Schroder Investment Management North America Inc. ("Schroder") on February 15, 2001. According to such report, Schroder had sole voting and sole dispositive power for 939,000 shares.

(6) Consists of 932,000 shares issuable upon the conversion of Series D Cumulative Convertible Preferred Stock and 150,000 shares issuable upon the exercise of a warrant.

(7) As reported on Schedule 13G filed by State Street Research & Management Company ("State Street") on February 14, 2001. According to such report, State Street had sole dispositive power for 1,697,166 shares and the sole voting power for 1,589,166 shares. State Street advised that all such shares are owned by various clients.

(8) Includes 452,519 and 244,898 shares issuable upon conversion of shares of Series H Preferred Stock and Series F Preferred Stock, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In June 2000, the Board authorized the repurchase of up to one million shares of the Common Stock at market prices and in November 2000, the Board authorized repurchase of an additional one million shares. As of February 28, 2001, the Company had repurchased approximately 1.6 million shares for a total of $30.6 million at prices ranging from $14.05 to $22.55 per share. In connection with this repurchase program, the Company purchased at total of 28,100 shares from Mr. Krausse at an average price of $19.94 per share.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2001                    PLAINS RESOURCES INC.

                                        By:  /s/ Cynthia A. Feeback
                                           -----------------------------
                                           Cynthia A. Feeback
                                           Vice President-Accounting and
                                           Assistant Treasurer
                                           (Principal Accounting Officer)