Form 10-Q
period 2001-03-31
PLAINS RESOURCES INC
filed 2001-05-15
CIK 350426

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 (713) 654-1414
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ----      -----

 17,514,669 shares of common stock $0.10 par value, issued and outstanding at
                                 May 11, 2001.

================================================================================

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                            PAGE
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     March 31, 2001 and December 31, 2000.................................    3
Consolidated Income Statements:
     For the three months ended March 31, 2001 and 2000...................    4
Consolidated Statements of Cash Flows:
     For the three months ended March 31, 2001 and 2000...................    5
Notes to Consolidated Financial Statements................................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS..................................   21

PART II. OTHER INFORMATION................................................   30

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                     March 31,       December 31,
                                                                                       2001              2000
                                                                                    -----------      ------------
                                                                                    (unaudited)

                          ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                           $    12,354      $      5,080
Accounts receivable and other                                                           350,211           375,485
Inventory                                                                                81,275            54,844
                                                                                    -----------      ------------
Total current assets                                                                    443,840           435,409
                                                                                    -----------      ------------
PROPERTY AND EQUIPMENT
Oil and natural gas properties - full cost method
  Subject to amortization                                                               790,074           762,245
  Not subject to amortization                                                            43,490            42,581
Crude oil pipeline, gathering and terminal assets                                       471,611           470,460
Other property and equipment                                                              6,933             6,453
                                                                                    -----------      ------------
                                                                                      1,312,108         1,281,739
Less allowance for depreciation, depletion and amortization                            (447,743)         (437,465)
                                                                                    -----------      ------------
                                                                                        864,365           844,274
                                                                                    -----------      ------------
OTHER ASSETS                                                                            104,900           114,646
                                                                                    -----------      ------------
                                                                                    $ 1,413,105      $  1,394,329
                                                                                    ===========      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                      $   399,392      $    413,309
Notes payable and other current obligations                                              11,011             1,811
                                                                                    -----------      ------------
Total current liabilities                                                               410,403           415,120
BANK DEBT                                                                                43,908            27,300
BANK DEBT OF A SUBSIDIARY                                                               316,550           320,000
SUBORDINATED DEBT                                                                       277,449           277,543
OTHER LONG-TERM DEBT                                                                      1,533             1,533
OTHER LONG-TERM LIABILITIES                                                               5,374             3,422
                                                                                    -----------      ------------
                                                                                      1,055,217         1,044,918
                                                                                    -----------      ------------
MINORITY INTEREST                                                                       159,838           162,271
                                                                                    -----------      ------------
CUMULATIVE CONVERTIBLE PREFERRED STOCK,
 STATED AT LIQUIDATION PREFERENCE                                                        50,000            50,000
                                                                                    -----------      ------------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
 AND OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock                                          23,300            23,300
Series H Cumulative Convertible Preferred Stock                                          84,785            84,785
Common Stock                                                                              1,908             1,875
Additional paid-in capital                                                              140,548           139,203
Accumulated deficit                                                                     (71,039)          (88,410)
Other comprehensive income                                                                 (883)                -
Treasury stock, at cost                                                                 (30,569)          (23,613)
                                                                                    -----------      ------------
                                                                                        148,050           137,140
                                                                                    -----------      ------------
                                                                                    $ 1,413,105      $  1,394,329
                                                                                    ===========      ============

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENT
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ----------------------------
                                                                                       2001              2000
                                                                                    -----------      -----------
REVENUES
Oil and natural gas sales                                                           $    58,653      $    32,567
Marketing, transportation, storage and terminalling revenues                          1,468,180        2,002,116
Gain on sale of assets                                                                        -           48,188
Interest and other income                                                                 2,639            4,814
                                                                                    -----------      -----------
                                                                                      1,529,472        2,087,685
                                                                                    -----------      -----------
EXPENSES
Production expenses                                                                      16,180           15,227
Marketing, transportation, storage and terminalling expenses                          1,435,871        1,965,954
General and administrative                                                               13,071           11,081
Depreciation, depletion and amortization                                                 11,469           15,100
Interest expense                                                                         13,572           15,874
                                                                                    -----------      -----------
                                                                                      1,490,163        2,023,236
                                                                                    -----------      -----------
Income before income taxes, minority interest
  extraordinary item and cumulative
  effect of accounting change                                                            39,309           64,449
Minority interest                                                                         5,672           29,584
                                                                                    -----------      -----------
Income before income taxes, extraordinary item
  and cumulative effect of accounting change                                             33,637           34,865
Income tax expense
  Current                                                                                   478                -
  Deferred                                                                               12,207           13,597
                                                                                    -----------      -----------
Income before extraordinary item and
  cumulative effect of accounting change                                                 20,952           21,268
Extraordinary item, net of tax benefit
  and minority interest                                                                       -           (1,365)
Cumulative effect of accounting change,
  net of tax benefit and minority interest                                               (1,986)            (121)
                                                                                    -----------      -----------
NET INCOME                                                                               18,966           19,782
Less:  cumulative preferred stock dividends                                               1,599            3,718
                                                                                    -----------      -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                         $    17,367      $    16,064
                                                                                    ===========      ===========

Basic earnings per share:
  Income before extraordinary item and
    cumulative effect of accounting change                                          $      1.11      $      0.98
      Extraordinary item                                                                      -            (0.08)
      Cumulative effect of accounting change                                              (0.11)               -
                                                                                    -----------      -----------
  Net income                                                                        $      1.00      $      0.90
                                                                                    ===========      ===========
Diluted earnings per share:
  Income before extraordinary item and
    cumulative effect of accounting change                                          $      0.72      $      0.72
  Extraordinary item                                                                          -            (0.05)
  Cumulative effect of accounting change                                                  (0.06)               -
                                                                                    -----------      -----------
  Net income                                                                        $      0.66      $      0.67
                                                                                    ===========      ===========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   ----------------------------
                                                                                      2001              2000
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                         $    18,966      $    19,782
Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                              11,469           15,100
  Gain on sale of assets                                                                     -          (48,188)
  Minority interest in income of a subsidiary                                            5,787           27,677
  Deferred income taxes                                                                 12,953           12,648
  Cummulative effect of adoption of SFAS 133 (net of minority interest and deferred      1,986                -
   income taxes)
  Change in derivative fair value (net of minority interest and deferred income          1,227                -
   taxes)
  Noncash compensation expense                                                             121              131
  Other noncash items                                                                    1,909           (3,853)
Change in assets and liabilities from operating activities:
  Accounts receivable and other                                                         26,779          (28,711)
  Inventory                                                                            (26,693)         (18,770)
  Pipeline linefill                                                                        388                -
  Accounts payable and other current liabilities                                       (24,045)         (11,966)
                                                                                   -----------      -----------
Net cash provided by (used in) operating activities                                     30,847          (36,150)
                                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Payments for crude oil pipeline, gathering and terminal assets                          (1,258)          (2,198)
Payments for acquisition, exploration and development costs                            (28,736)         (12,764)
Payments for additions to other property and assets                                       (480)            (137)
Costs incurred in connection with acquisitions                                          (1,215)               -
Proceeds from sale of assets                                                                46          219,100
                                                                                   -----------      -----------
Net cash provided by (used in) investing activities                                    (31,643)         204,001
                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                           578,950           66,100
Proceeds from short-term debt                                                           10,500           20,000
Proceeds from issuance of common stock                                                   2,100                -
Principal payments of long-term debt                                                  (565,791)        (192,100)
Principal payments of short-term debt                                                   (1,300)        (105,219)
Treasury stock purchases                                                                (6,956)               -
Payments of preferred dividends                                                         (2,314)               -
Distributions to unitholders of subisidiary                                             (7,158)          (7,234)
Other                                                                                       39                -
                                                                                   -----------      -----------
Net cash provided by (used in) financing activities                                      8,070         (218,453)
                                                                                   -----------      -----------
Net increase (decrease) in cash and cash equivalents                                     7,274          (50,602)
Cash and cash equivalents, beginning of period                                           5,080           68,228
                                                                                   -----------      -----------
Cash and cash equivalents, end of period                                           $    12,354      $    17,626
                                                                                   ===========      ===========


                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - Organization and Accounting Policies

  The consolidated financial statements include the accounts of Plains Resources Inc., ("Plains Resources") our wholly owned subsidiaries and Plains All American Pipeline, L.P. ("PAA"), in which we currently have an approximate 54% ownership interest (see Note 6). Plains All American Inc., one of our wholly owned subsidiaries, serves as PAA's sole general partner. For financial statement purposes, the assets, liabilities and results of operations of PAA are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.

  The accompanying consolidated financial statements and related notes present our consolidated financial position as of March 31, 2001 and December 31, 2000, the results of our operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to our Form 10-K for the year ended December 31, 2000, filed with the SEC.

  All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. The results for the three months ended March 31, 2001 are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to prior periods to conform to the current period presentation. We evaluate the capitalized costs of our oil and natural gas properties on an ongoing basis and have utilized the most recently available information to estimate our reserves at March 31, 2001, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

  On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Stockholders' Equity, to the extent the hedge is effective.

  The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges that become ineffective remain unchanged until the related product is delivered. If it is determined that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

  Gains and losses on hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in revenues in the period that the related volumes are delivered. Gains and losses of hedging instruments, which represent hedge ineffectiveness and changes in the time value component of the fair value, are included in earnings in the period in which they occur.

  We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange and crude oil swap contracts entered into with financial institutions. We do not currently have any natural gas hedges. We also utilize interest rate swaps and collars to manage the interest rate exposure on our long-term debt.

  At March 31, 2001, a $0.9 million unrealized loss was recorded to OCI together with related assets and liabilities of $12.1 million and $10.5 million, respectively, and earnings included a $5.3 million loss (net of minority interest and deferred income taxes) including a non-cash loss of $3.2 million (net of minority interest and deferred income taxes) related to the ineffective portion of the cash flow hedges. Our hedge related assets are included in other current assets ($7.6 million) and other assets ($4.5 million) and our hedge related liabilities are included in other current liabilities ($8.6 million) and other long-term liabilities ($1.9 million). As of March 31, 2001 $0.5 million of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

  At March 31, 2001 PAA had the following open crude oil hedge positions:

                                                                    Barrels Per Day
                                             ----------------------------------------------------------
                                                                2001
                                             ----------------------------------------------------------
                                               2nd Qtr         3rd Qtr        4th Qtr         2002
                                             -----------     -----------     ----------     ---------
               Futures contracts
                   Volume (bbls)
                   Short positions               334,000               -              -             -
                   Long positions                      -               -        437,000       475,000
                   Average price ($/bbl)        $  28.00      $        -       $  26.41      $  24.55

  At March 31, 2001 PAA had an interest rate collar arrangement to protect interst rate fluctuations on a portion of its outstanding debt for an aggregate notional principal amount of $125.0 million. This instrument is based on LIBOR margins and provides for a floor of 6% and a ceiling of 8% with an expiration date of August 2002.

  At March 31, 2001 Plains Resources had the following open crude oil hedge positions:

                                                                                 Barrels Per Day
                                                        ----------------------------------------------------------------------
                                                                              2001
                                                        ---------------------------------------------------
                                                           2nd Qtr            3rd Qtr            4th Qtr             2002
                                                        -------------      -------------      -------------      -------------
      Collars
           Average floor price $20.00/bbl;
             Average cap price $27.00/bbl;                      6,000              6,000              6,000                 --
             Average cap limit $30.00/bbl
      Puts
           Average price $20.00/bbl                             6,000              6,000              6,000                 --
           Average price $20.31/bbl                                --                 --                 --              4,000
      Calls
           Average price $36.05/bbl                            10,500                 --                 --                 --
           Average price $35.74/bbl                                --              9,000              9,000                 --
           Average price $35.17/bbl                                --                 --                 --              9,000
      Swaps
           Average price $27.35/bbl                            10,500                 --                 --                 --
           Average price $26.59/bbl                                --              8,500              8,500                 --
           Average price $24.23/bbl                                --                 --                 --             12,000


  At March 31, 2001 we had an interest rate swap arrangement to protect interest rate fluctuations on a portion of our outstanding debt which provides for a ceiling of 5.7% for an aggregate notional principal amount of $25.0 million. This instrument is based on LIBOR margins and expires July 2008. The counterparty has the option to terminate the agreement in July 2003 and either party may terminate in July 2005.

  On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a net-of-tax and minority interest gain of $4.5 million in OCI representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. We recorded cash flow hedge derivative assets and liabilities of $14.2 million and $11.7 million, respectively, and a net-of-tax and minority interest non-cash charge of $2.0 million was recorded in earnings as a cumulative effect adjustment. During the first quarter of 2001, losses of $3.2 million (which were included in the cumulative effect adjustment) were transferred from OCI and the fair value of open positions decreased $7.0 million. Certain derivative positions were terminated prior to maturity and as such $0.9 million related to such positions was included in OCI at March 31, 2001.

  We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. No amounts were excluded from the computation of hedge effectiveness. At March 31, 2001 there were no positions which did not qualify for hedge accounting.

NOTE 3 - COMPREHENSIVE INCOME

  Comprehensive income includes net income and certain items recorded directly to Stockholders' Equity and classified as OCI. We recorded OCI for the first time in the first quarter of 2001. Following the adoption of SFAS 133, we recorded a credit to OCI of $4.5 million related to the change in fair value of certain derivative financial instruments that qualified for cash flow hedge accounting. The following table reflects comprehensive income for the quarter ended March 31, 2001 (in thousands):





       Net Income                                                     $18,966
                                                                      -------
       Other Comprehensive Income (Loss)
          Cumulative effect of change in accounting
             principle - January 1, 2001                                4,516
          Reclassification adjustment for settled contracts             1,634
          Changes in fair value of open hedging positions              (7,033)
                                                                      -------
                                                                         (883)
                                                                      -------

       Comprehensive Income                                           $18,083
                                                                      =======

  The cumulative effect of change in accounting principle includes a $2.9 million gain plus a $4.5 million minority interest benefit less $2.9 million in deferred income taxes. The reclassification adjustment for settled contracts includes a $6.0 million gain less $3.4 million minority interest less $1.0 million deferred income taxes. Changes in fair value of open hedging positions includes an $11.3 million loss plus a $0.1 minority interest benefit plus a $4.2 million deferred income tax benefit.

NOTE 4 - INVENTORIES

  Inventories consists of the following (in thousands):


                                        March 31,         December 31,
                                          2001                2000
                                       -----------        ------------
          Crude Oil                    $    74,733        $     49,261
          Materials and supplies             6,542               5,583
                                       -----------        ------------
                                       $    81,275        $     54,844
                                       ===========        ============

NOTE 5 -- EARNINGS PER SHARE

  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income from continuing operations before extraordinary items and cumulative effect of accounting change for the three months ended March 31, 2001 and 2000 (in thousands, except per share amounts):


                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------------------------------------------------------
                                                                  2001                            2000 (RESTATED)
                                                 ------------------------------------   -------------------------------------
                                                    INCOME        SHARES       PER        INCOME        SHARES         PER
                                                   (NUMERA-      (DENOMI-     SHARE      (NUMERA-      (DENOMI-       SHARE
                                                     TOR)         NATOR)      AMOUNT       TOR)         NATOR)        AMOUNT
                                                 ----------     ---------    --------   ----------    ---------      --------
Income before extraordinary item
  and cumulative effect of accounting change      $ 20,952                               $ 21,268
Less:  preferred stock dividends                    (1,599)                                (3,718)
                                                 ----------                             ----------
Income available to common
  stockholders                                      19,353        17,452      $ 1.11       17,550       17,947        $ 0.98
                                                                             ========                                ========
Effect of dilutive securities:
  Convertible preferred stock                        1,599        10,699                    3,718       10,935
  Employee stock options and warrants                    -           777                        -          670
                                                 ----------     ---------               ----------    ---------
Income available to common
  stockholders assuming dilution                  $ 20,952        28,928      $ 0.72     $ 21,268       29,552        $ 0.72
                                                 ==========     =========    ========   ==========    =========      ========

Note 6 -- Strategic Transaction

  On May 9, 2001, we entered into definitive agreements to sell a portion of our interest in PAA to four investors for an aggregate of approximately $149.3 million. The assets sold in the transaction include 50%, or approximately 5.0 million, of the subordinated units of PAA and an aggregate 52% ownership interest in the general partner of PAA. The investor group includes Kayne Anderson Capital Advisors, EnCap Investments, James C. Flores and management of PAA. The consideration to be received consists of approximately $104.0 million cash and 23,108 shares of the Company's Series F preferred stock held by Kayne Anderson and EnCap. The Series F preferred shares to be retired are convertible into approximately 1.9 million shares of Plains Resources' common stock having an imputed value (based on the May 7, 2001, closing price of $23.75 and including accrued dividends) of approximately $45.2 million. As a result of this transaction, Plains Resources' effective ownership in PAA will be reduced from 54% to 39%. In addition, Plains Resources has agreed to make available to certain of the purchasers up to an incremental 4% aggregate ownership interest in the general partner of PAA on identical terms. Simultaneously with the execution of the definitive agreement, the Board of Directors named Mr. Flores as Chairman and Chief Executive Officer of the Company.

  Under the terms of the agreements, the investors will acquire from Plains Resources (i) an aggregate 52% ownership stake in the 2% general partner interest and incentive distribution rights of PAA for approximately $39.0 million and (ii) 5.0 million subordinated units in PAA for approximately $110.0 million, or $22.00 per subordinated unit. PAA's partnership agreement provides that, if certain financial tests are met, the subordinated units (including those retained by Plains Resources) will convert into common units on a one-for-one basis commencing in 2003.

  In connection with the agreements and in light of the significant value received for the subordinated units (which are subordinated in right to distributions from PAA and are not publicly traded) relative to the current market price of the publicly traded common units, Plains Resources agreed to enter into Value Assurance Agreements with the purchasers of the subordinated units. The Value Assurance Agreements provide that, following the closing, Plains Resources will pay to the holders of the subordinated units an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. The Value Assurance Agreements will expire upon the earlier of (a) the conversion of the subordinated units to common units or (b) five years from the closing of the transaction. PAA recently announced a quarterly distribution, payable May 15, 2001, of $0.475 per unit ($1.90 annualized).

  Closing for the transaction is scheduled to occur in early June and is subject to customary conditions, including consent by the bank lenders of PAA. Two of the agreements, representing 59% of the general partner interest and 62% of the subordinated units being sold, contain a provision permitting us, in certain circumstances, to terminate the agreements upon payment of a termination fee if we receive a higher cash offer on identical terms, other than price, during the 30-day period following the date of signing, and subject to the right of the parties to participate in a bidding process if a higher bid is received.

   Upon closing of the transaction, Kayne Anderson and EnCap have agreed to convert the approximately 118,446 shares of Plains Resources' Series H preferred stock they currently hold into approximately 3.9 million Plains Resources common shares. These shares represent approximately 70% of the total Series H preferred stock outstanding. Under the terms of the Series H preferred stock, the remaining 51,125 outstanding shares will automatically convert to approximately
1.7 million common shares on September 30, 2001. The Series H preferred stock, which has a liquidation value of approximately $84.8 million and is convertible at $15.00 per share, bears no dividend and has no mandatory redemption obligation.

   Also, in exchange for a one-time cash payment of approximately $1.7 million from Plains Resources, EnCap has agreed to convert the approximately 18,392 shares of Plains Resources' Series F preferred stock it holds (after taking into account the Series F shares to be tendered as consideration for the transaction) into approximately 1.5 million Plains Resources common shares. The $1.7 million payment represents a 20% premium to the amount of dividends that would accrue on the Series F preferred stock between the closing of this transaction and the first date the Company could potentially cause conversion. These shares, combined with the Series F shares to be tendered by Kayne Anderson and EnCap as consideration for this transaction, represent approximately 83% of the total Series F preferred stock outstanding. Under the terms of the Series F preferred stock, the remaining 8,500 outstanding shares can become eligible for conversion to approximately 694,000 common shares as early as March 14, 2002. The Series F preferred stock, which has a liquidation value of $50.0 million and is convertible at $12.25 per share, bears a dividend of 10% per annum.

   As a result of this transaction, Plains Resources' aggregate ownership in PAA will be reduced from 54% to 39% and will consist of: (i) a 48% ownership stake in the 2% general partner interest and incentive distribution rights, (ii) 50%, or approximately 5 million, of the subordinated units and (iii) approximately
8 million common units, which are traded on the New York Stock Exchange. Plains Resources' minority investment in PAA will be accounted for using the equity method of accounting. Under the equity method, the Company will no longer consolidate the assets, liabilities and operating activities of PAA, but will instead record its proportionate share of the Partnership's net income.

NOTE 7 -- ACQUISITIONS

 Murphy Oil Company Ltd. Midstream Operations

   In May 2001, PAA acquired substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. ("Murphy") for approximately $161.0 million in cash, including financing and transaction costs. The purchase included $6.5 million for excess inventory in the systems. The principal assets acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, and approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of linefill, as well as a currently inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. PAA has recently reactivated the 108-mile mainline system and it will be operational in the second quarter.

   Murphy has agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

 CANPET Energy Group Inc.

  In April 2001, PAA entered into an agreement to purchase the assets of CANPET Energy Group Inc. ("CANPET"), a Calgary-based Canadian crude oil and LPG marketing company, for approximately $42.0 million. Approximately $26.0 million of the purchase price will be paid in cash at closing and the remainder, which is subject to certain performance standards, will be paid in common units in April 2004 if such standards are met. The transaction, which is subject to certain regulatory approvals and other closing conditions, is expected to close in May 2001. CANPET currently gathers approximately 75,000 barrels per day of crude oil and markets approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 130,000-barrel tank facility and working capital of approximately $8.5 million. Financing for the acquisition will be provided through borrowings under PAA's bank credit facility.

NOTE 8 -- LONG-TERM DEBT AND CREDIT FACILITIES

  10.25% Senior Subordinated Notes Due 2006

  In March 2001 we exchanged the $75.0 million principal amount of 10.25% Senior Subordinated Notes Due 2006, Series E, for 10.25% Senior Subordinated Notes Due 2006, Series F. The Series F Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series E Notes for which they were exchanged, except for certain transfer restrictions relating to the Series E Notes.

  Plains All American Pipeline L.P. Credit Facilities

  In May 2001, PAA entered into new amended and restated credit facilities that replaced its existing credit facilities. PAA's credit facilities currently consist of:

 . a $630.0 million senior secured revolving-term credit facility secured by substantially all of PAA's assets. The facility consists of a $500.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit) and a $100.0 million term loan. The facility matures, as to the aggregate $530.0 million domestic and Canadian revolver portions, in April 2005 and, as to the $100.0 million term portion, in May 2006. On the revolver portions, no principal is scheduled for payment prior to maturity; however, if PAA issues privately placed or public debt, its net proceeds must be used to repay then-outstanding loans under the domestic revolver. With the repayment and depending on the amount of net proceeds, the domestic revolver commitment will be reduced by 40% to 50% of its original amount. The term portion of this facility has four scheduled annual payments of principal, commencing May 4, 2002, in the respective amounts of 1%, 7%, 8% and 8% of the original term principal amount, with the remaining principal balance scheduled for payment on the stated maturity date of May 5, 2006. If any part of the term portion is prepaid prior to its first anniversary, a 1% premium will be due on that portion. The revolving-term credit facility bears interest at PAA's option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin and, further, the Canadian revolver may effectively bear interest based upon bankers' acceptance rates. PAA incurs a commitment fee on the unused portion of the revolver portion of this credit facility.

 . A $200.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil and other specified petroleum products for resale and borrowings to finance crude oil inventory and other specified petroleum products that have been hedged against future price risk. The letter of credit facility is secured by substantially all of PAA's assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil and other petroleum products that have been hedged against future price risk and to fund margin requirements under NYMEX contracts used to facilitate PAA's hedging activities. The letter of credit facility expires in April 2004. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base that is determined monthly based on certain of PAA's current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil and other specified petroleum products.

  On May 10, 2001, subsequent to closing the Murphy acquisition, $100.0 million was outstanding under PAA's term loan, $378.4 million was outstanding on PAA's domestic revolving facility and no amount was outstanding on its Canadian revolving facility. In addition, PAA had $36.2 million in borrowings and $50.5 million in letters of credit outstanding under its senior secured letter of credit and borrowing facility. The carrying value of PAA's bank indebtedness approximates its fair value at March 31, 2001.

   PAA's credit facilities prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting PAA's ability to, among other things:

 .  incur indebtedness;
 .  grant liens;
 .  sell assets;
 .  make investments;
 .  engage in transactions with affiliates;
 .  enter into prohibited contracts; and
 .  enter into a merger or consolidation.

   PAA's credit facilities treat a change of control as an event of default and also require it to maintain:

 .  a current ratio (as defined) of 1.0 to 1.0;
 .  a debt coverage ratio which is not greater than 4.75 to 1.0 through September
   29, 2001, 4.50 to 1 from September 30, 2001 through June 29, 2002, 4.25 to
   1.0 from June 30, 2002 through December 30, 2002 and 4.0 to 1.0 thereafter;
 . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.73 to 1.0 prior to December 31,
   2002 and 0.65 to 1.0 thereafter.

   A default under PAA's credit facilities would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as PAA is in compliance with its commercial credit agreements, they do not restrict its ability to make distributions of "available cash" as defined in its partnership agreement. PAA is currently in compliance with the covenants contained in its credit agreements. Under the most restrictive of these covenants, at May 10, 2001, PAA could have borrowed an additional $68.6 million under its senior secured revolving credit facility. The changes in PAA's general partner, as discussed in
Note 6, will require the consent of its bank lenders.

Plains Resources Revolving Credit Facility

  Plains Resources is currently in compliance with the covenants contained in its revolving credit facility. At March 31, 2001 we could have borrowed the full $225.0 million available under the facility. The carrying value of our revolving credit facility approximates its fair value at March 31, 2001.

NOTE 9 -- OPERATING SEGMENTS

  Our operations consist of two operating segments: (1) Upstream Operations - engages in the acquisition, exploitation, development, exploration and production of crude oil and natural gas and (2) Midstream Operations - engages in pipeline transportation, purchases and resales of crude oil at various points along the distribution chain and the operation of certain terminalling and storage facilities. We evaluate performance based on gross margin, gross profit and income before income taxes, minority interest, extraordinary items and cumulative effect of accounting change.


(IN THOUSANDS) (UNAUDITED)                                UPSTREAM          MIDSTREAM           TOTAL
--------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2001
Revenues:
  External Customers                                     $   58,653       $  1,468,180      $  1,526,833
  Intersegment (a)                                                -             51,943            51,943
  Other income                                                  583              2,056             2,639
                                                         ----------       ------------      ------------
    Total revenues of reportable segments                $   59,236       $  1,522,179      $  1,581,415
                                                         ==========       ============      ============

Segment gross margin (b)                                 $   42,473       $     32,309      $     74,782
Segment gross profit (c)                                     38,404             23,307            61,711
Segment income before income taxes,
  minority interest and cumulative effect
  of accounting change                                       25,241             14,068            39,309
--------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2000
Revenues:
  External Customers                                     $   32,567       $  2,002,116      $  2,034,683
  Intersegment (a)                                                -             45,672            45,672
  Gain on sale of assets                                          -             48,188            48,188
  Other income (expense)                                     (2,696)             7,510             4,814
                                                         ----------       ------------      ------------
    Total revenues of reportable segments                $   29,871       $  2,103,486      $  2,133,357
                                                         ==========       ============      ============
Segment gross margin (b)                                 $   17,340       $     36,162      $     53,502
Segment gross profit (c)                                     14,910             27,511            42,421
Segment income before income taxes,
  minority interest, extraordinary item and
  cumulative effect of accounting change                        424             64,025            64,449
--------------------------------------------------------------------------------------------------------

a)  Intersegment sales were conducted on an arm's length basis.
b)  Gross margin is calculated as revenues less cost of sales and operations.
c) Gross profit is calculated as revenues less costs of sales and operations and general and administrative expenses.

NOTE 10 -- CONTINGENCIES

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of the general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name the general partner and us as additional defendants. All of the federal securities claims have been consolidated into two actions. The first consolidated action is that filed by purchasers of our common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of PAA's common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

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

  These statements are presented because our Series A-F subordinated notes are not guaranteed by PAA and our consolidated financial statements include the accounts of PAA.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)(IN THOUSANDS)
MARCH 31, 2001

                                                                 GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------  --------------  --------------  --------------  --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                          $       3      $   1,182       $ 11,169        $       -      $   12,354
Accounts and receivable and other                      8,904         12,740        328,567                -         350,211
Current intercompany advances                              -         21,065        (21,065)               -               -
Inventory                                                  -          7,351         73,924                -          81,275
                                                   ---------      ---------       --------        ---------      ----------
Total current assets                                   8,907         42,338        392,595                -         443,840
                                                   ---------      ---------       --------        ---------      ----------
PROPERTY AND EQUIPMENT                               238,125        599,153        474,830                -       1,312,108
Less allowance for depreciation, depletion
  and amortization                                  (215,637)      (145,447)       (31,273)         (55,386)       (447,743)
                                                   ---------      ---------       --------        ---------      ----------
                                                      22,488        453,706        443,557          (55,386)        864,365
                                                   ---------      ---------       --------        ---------      ----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES                              427,667       (247,763)        (6,910)        (172,994)              -
OTHER ASSETS                                           3,842         10,285         90,252              521         104,900
                                                   ---------      ---------       --------        ---------      ----------
                                                   $ 462,904      $ 258,566       $919,494        $(227,859)     $1,413,105
                                                   =========      =========       ========        =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities     $  10,176      $  54,033       $359,700        $ (24,517)     $  399,392
Notes payable and other current obligations                -            511         10,500                -          11,011
                                                   ---------      ---------       --------        ---------      ----------
Total current liabilities                             10,176         54,544        370,200          (24,517)        410,403

BANK DEBT                                             43,908              -              -                -          43,908
BANK DEBT OF A SUBSIDIARY                                  -              -        316,550                -         316,550
SUBORDINATED DEBT                                    277,449              -              -                -         277,449
OTHER LONG-TERM DEBT                                       -          1,533              -                -           1,533
OTHER LONG-TERM LIABILITIES                            2,474          1,891          1,009                -           5,374
                                                   ---------      ---------       --------        ---------      ----------
                                                     334,007         57,968        687,759          (24,517)      1,055,217
                                                   ---------      ---------       --------        ---------      ----------
MINORITY INTEREST                                    (70,036)             -        229,782               92         159,838
                                                   ---------      ---------       --------        ---------      ----------
CUMULATIVE CONVERTIBLE PREFERRED STOCK,
  STATED AT LIQUIDATION PREFERENCE                    50,000              -              -                -          50,000
                                                   ---------      ---------       --------        ---------      ----------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
  AND OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock       23,300              -              -                -          23,300
Series H Cumulative Convertible Preferred Stock       84,785              -              -                -          84,785
Common Stock                                           1,908             78              -              (78)          1,908
Additional paid-in capital                           140,548          3,950         43,391          (47,341)        140,548
Retained earnings (accumulated deficit)              (71,039)       196,558        (40,543)        (156,015)        (71,039)
Other Comprehensive Income                                 -             12           (895)               -            (883)
Treasury stock, at cost                              (30,569)             -              -                -         (30,569)
                                                   ---------      ---------       --------        ---------      ----------
                                                     148,933        200,598          1,953         (203,434)        148,050
                                                   ---------      ---------       --------        ---------      ----------
                                                   $ 462,904      $ 258,566       $919,494        $(227,859)     $1,413,105
                                                   =========      =========       ========        =========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (IN THOUSANDS)
DECEMBER 31, 2000

                                                                 GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------  --------------  --------------  --------------  --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                          $       4      $     597       $  4,479        $       -      $    5,080
Accounts receivable and other                         12,193         15,596        347,696                -         375,485
Current intercompany advances                              -         17,605        (17,605)               -               -
Inventory                                                  -          8,063         46,781                -          54,844
                                                   ---------      ---------       --------        ---------      ----------
Total current assets                                  12,197         41,861        381,351                -         435,409
                                                   ---------      ---------       --------        ---------      ----------
PROPERTY AND EQUIPMENT                               237,591        570,677        473,471                -       1,281,739
Less allowance for depreciation, depletion
  and amortization                                  (215,942)      (138,871)       (27,266)         (55,386)       (437,465)
                                                   ---------      ---------       --------        ---------      ----------
                                                      21,649        431,806        446,205          (55,386)        844,274
                                                   ---------      ---------       --------        ---------      ----------
INVESTMENTS IN SUBSIDIARIES AND
  INTERCOMPANY ADVANCES                              389,467       (254,891)        (6,372)        (128,204)              -
                                                   ---------      ---------       --------        ---------      ----------
OTHER ASSETS                                           8,151         16,005         90,490                -         114,646
                                                   ---------      ---------       --------        ---------      ----------
                                                   $ 431,464      $ 234,781       $911,674        $(183,590)     $1,394,329
                                                   =========      =========       ========        =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities     $   7,105      $  46,368       $359,823        $      13      $  413,309
Notes payable and other current obligations                -            511          1,300                -           1,811
                                                   ---------      ---------       --------        ---------      ----------
Total current liabilities                              7,105         46,879        361,123               13         415,120

BANK DEBT                                             27,300              -              -                -          27,300
BANK DEBT OF A SUBSIDIARY                                  -              -        320,000                -         320,000
SUBORDINATED DEBT                                    277,543              -              -                -         277,543
OTHER LONG-TERM DEBT                                       -          1,533              -                -           1,533
OTHER LONG-TERM LIABILITIES                            2,413              -          1,009                -           3,422
                                                   ---------      ---------       --------        ---------      ----------
                                                     314,361         48,412        682,132               13       1,044,918
                                                   ---------      ---------       --------        ---------      ----------
MINORITY INTEREST                                    (70,037)             -        232,216               92         162,271
                                                   ---------      ---------       --------        ---------      ----------
CUMULATIVE CONVERTIBLE PREFERRED STOCK,
  STATED AT LIQUIDATION PREFERENCE                    50,000              -              -                -          50,000
                                                   ---------      ---------       --------        ---------      ----------
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
  AND OTHER STOCKHOLDERS' EQUITY
Series D Cumulative Convertible Preferred Stock       23,300              -              -                -          23,300
Series H Cumulative Convertible Preferred Stock       84,785              -              -                -          84,785
Common Stock                                           1,875             78              -              (78)          1,875
Additional paid-in capital                           139,203          3,951         43,393          (47,344)        139,203
Retained earnings (accumulated deficit)              (88,410)       182,340        (46,067)        (136,273)        (88,410)
Treasury stock, at cost                              (23,613)             -              -                -         (23,613)
                                                   ---------      ---------       --------        ---------      ----------
                                                     137,140        186,369         (2,674)        (183,695)        137,140
                                                   ---------      ---------       --------        ---------      ----------
                                                   $ 431,464      $ 234,781       $911,674        $(183,590)     $1,394,329
                                                   =========      =========       ========        =========      ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001

                                                                 GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------  --------------  --------------  --------------  --------------
REVENUES
Oil and natural gas sales                          $     1         $58,231       $        -       $    421       $   58,653
Marketing, transportation, storage and
  terminaling                                            -               -        1,520,123        (51,943)       1,468,180
Interest and other income (expense)                     23             559            2,057              -            2,639
Equity in earnings of subsidiary                    19,739               -                -        (19,739)               -
                                                   -------         -------       ----------       --------       ----------
                                                    19,763          58,790        1,522,180        (71,261)       1,529,472
                                                   -------         -------       ----------       --------       ----------
EXPENSES
Production expenses                                      2          16,178                -              -           16,180
Marketing, transportation, storage and
  terminaling                                            -               -        1,487,393        (51,522)       1,435,871
General and administrative                           1,048           3,021            9,002              -           13,071
Depreciation, depletion and amortization               (89)          6,839            4,719              -           11.469
Interest expense                                     1,321           5,675            6,576              -           13,572
                                                   -------         -------       ----------       --------       ----------
                                                     2,282          31,713        1,507,690        (51,522)       1,490,163
                                                   -------         -------       ----------       --------       ----------
Income before income taxes, minority interest
  and cumulative effect of accounting change        17,481          27,077           14,490        (19,739)          39,309
Minority interest                                        -               -            5,672              -            5,672
                                                   -------         -------       ----------       --------       ----------
Income before income taxes and cumulative effect
  of accounting change                              17,481          27,077            8,818        (19,739)          33,637
Income tax expense (benefit):
    Current                                         (1,788)              -            2,266              -              478
    Deferred                                           303          10,731            1,173              -           12,207
                                                   -------         -------       ----------       --------       ----------
Income before cumulative effect of accounting
  change                                            18,966          16,346            5,379        (19,739)          20,952
Cumulative effect of accounting change, net of
  tax benefit and minority interest                      -          (2,129)             143              -           (1,986)
                                                   -------         -------       ----------       --------       ----------
NET INCOME                                          18,966          14,217            5,522        (19,739)          18,966
Less: cumulative preferred stock dividends           1,599               -                -              -            1,599
                                                   -------         -------       ----------       --------       ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS        $17,367         $14,217       $    5,522       $(19,739)      $   17,367
                                                   =======         =======       ==========       ========       ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000

                                                                 GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------  --------------  --------------  --------------  --------------
REVENUES
Oil and natural gas sales                          $     -         $32,176       $        -       $    391       $   32,567
Marketing, transportation, storage and
  terminaling                                            -               -        2,047,788        (45,672)       2,002,116
Gain on sale of assets                                   -               -           48,188              -           48,188
Interest and other income (loss)                      (582)             42            7,510         (2,156)           4,814
Equity in earnings of subsidiary                    24,068               -                -        (24,068)               -
                                                   -------         -------       ----------       --------       ----------
                                                    23,486          32,218        2,103,486        (71,505)       2,087,685
                                                   -------         -------       ----------       --------       ----------
EXPENSES
Production expenses                                      -          15,227                -              -           15,227
Marketing, transportation, storage and
  terminaling                                            -               -        2,011,235        (45,281)       1,965,954
General and administrative                             502           1,928            8,651              -           11,081
Depreciation, depletion and amortization               814           4,114           10,172              -           15,100
Interest expense                                     3,817           5,200            9,013         (2,156)          15,874
                                                   -------         -------       ----------       --------       ----------
                                                     5,133          26,469        2,039,071        (47,437)       2,023,236
                                                   -------         -------       ----------       --------       ----------
Income before income taxes, minority interest
  and extraordinary item and cumulative effect
  of accounting change                              18,353           5,749           64,415        (24,068)          64,449
Minority interest                                        -               -           29,584              -           29,584
                                                   -------         -------       ----------       --------       ----------
Income before income taxes, extraordinary item
  and cumulative effect of accounting change        18,353           5,749           34,831        (24,068)          34,865
Deferred income tax expense (benefit)               (1,429)          1,442           13,584              -           13,597
                                                   -------         -------       ----------       --------       ----------
Income before extraordinary item and
  and cumulative effect of accounting change        19,782           4,307           21,247        (24,068)          21,268
Extraordinary item, net of tax benefit
  and minority interest                                  -               -           (1,365)             -           (1,365)
Cumulative effect of accounting change,
  net of tax benefit                                     -            (121)               -              -             (121)
                                                   -------         -------       ----------       --------       ----------
NET INCOME                                          19,782           4,186           19,882        (24,068)          19,782
Less: cumulative preferred stock dividends           3,718               -                -              -            3,718
                                                   -------         -------       ----------       --------       ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS        $16,064         $ 4,186       $   19,882       $(24,068)      $   16,064
                                                   =======         =======       ==========       ========       ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) (IN THOUSANDS) THREE MONTHS ENDED MARCH 31, 2001

                                                                 GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------  --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             18,966          14,217           5,522         (19,739)         18,966
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation, depletion, and amortization             (89)          6,839           4,719               -          11,469
    Minority interest in income of a
      subsidiary                                            -               -           5,787               -           5,787
    Equity in earnings of subsidiary                  (19,739)              -               -          19,739               -
    Deferred income tax                                   303          11,228           1,422               -          12,953
    Cumulative effect of adoption of SFAS 133               -           2,494            (508)              -           1,986
    Change in derivative fair value                         -           1,060             167               -           1,227
    Noncash compensation expense                            -               -             121               -             121
    Other noncash items                                    71               -           1,838               -           1,909
Change in assets and liabilities resulting
  from operating activities:
    Accounts receivable and other                       4,109          22,766          24,417         (24,513)         26,779
    Inventory                                               -             451         (27,144)              -         (26,693)
    Pipeline linefill                                       -               -             388               -             388
    Accounts payable and other current
      liabilities                                       5,963         (20,014)         (9,994)              -         (24,045)
    Advances from (payments to) affiliates            (18,461)        (10,050)          3,998          24,513               -
                                                -------------  --------------  --------------  --------------  --------------
NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                 (8,877)         28,991          10,733               -          30,847
                                                -------------  --------------  --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for crude oil pipeline, gathering
  and terminal assets                                       -               -          (1,258)              -          (1,258)
Payments for acquisition, exploration,
  and development costs                                  (534)        (28,202)              -               -         (28,736)
Payments for additions to other property
  and assets                                                -            (272)           (208)              -            (480)
Costs incurred in connection with
  acquisitions                                              -               -          (1,215)              -          (1,215)
Proceeds from sale of assets                                -               -              46               -              46
                                                -------------  --------------  --------------  --------------  --------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                   (534)        (28,474)         (2,635)              -         (31,643)
                                                -------------  --------------  --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                          100,000               -         478,950               -         578,950
Proceeds from short-term debt                               -               -          10,500               -          10,500
Principal payments of long-term debt                  (83,391)              -        (482,400)              -        (565,791)
Principal payments of short-term debt                       -               -          (1,300)              -          (1,300)
Proceeds from issuance of common stock                  2,100               -               -               -           2,100
Treasury stock purchases                               (6,956)              -               -               -          (6,956)
Preferred dividend payments                            (2,314)              -               -               -          (2,314)
Distribution to unitholders                                 -               -          (7,158)              -          (7,158)
Other                                                     (29)             68               -               -              39
                                                -------------  --------------  --------------  --------------  --------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                  9,410              68          (1,408)              -           8,070
                                                -------------  --------------  --------------  --------------  --------------
Net increase (decrease) in cash and
  cash equivalents                                         (1)            585           6,690               -           7,274
Cash and cash equivalents,
  beginning of period                                       4             597           4,479               -           5,080
                                                -------------  --------------  --------------  --------------  --------------
Cash and cash equivalents,
  end of period                                 $           3  $        1,182  $       11,169  $            -  $       12,354
                                                =============  ==============  ==============  ==============  ==============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) (IN THOUSANDS) THREE MONTHS ENDED MARCH 31, 2000

                                                                 GUARANTOR      NONGUARANTOR    INTERCOMPANY
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------------  --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 19,782        $  4,186        $  19,882       $(24,068)       $  19,782
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation, depletion, and amortization          814           4,114           10,172              -           15,100
    Gain on sale of assets                               -               -          (48,188)             -          (48,188)
    Minority interest in income of a
      subsidiary                                         -               -           27,677              -           27,677
    Equity in earnings of subsidiary               (24,068)              -                -         24,068                -
    Deferred income tax                             (1,429)          1,366           12,711              -           12,648
    Noncash compensation expense                         -               -              131              -              131
    Other noncash items                               (873)            112           (3,092)             -           (3,853)
Change in assets and liabilities resulting
  from operating activities:
    Accounts receivable and other                   (5,112)         (5,624)         (17,975)             -          (28,711)
    Inventory                                            -          37,264)         (56,034)             -          (18,770)
    Accounts payable and other current
      liabilities                                   (4,771)          2,666           (9,861)             -          (11,966)
                                                  --------        --------        ---------       --------        ---------
NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             (15,657)         44,084          (64,577)             -          (36,150)
                                                  --------        --------        ---------       --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for crude oil pipeline, gathering
  and terminal assets                                    -               -           (2,198)             -           (2,198)
Payments for acquisition, exploration,
  and development costs                               (339)        (12,425)               -              -          (12,764)
Payments for additions to other property
  and assets                                           (78)            (59)               -              -             (137)
Proceeds from sale of assets                             -               -          219,100              -          219,100
                                                  --------        --------        ---------       --------        ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                (417)        (12,484)         216,902              -          204,001
                                                  --------        --------        ---------       --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances/investments with affiliates                10,445         (36,422)          25,977              -                -
Proceeds from long-term debt                        54,100               -           12,000              -           66,100
Proceeds from short-term debt                            -               -           20,000              -           20,000
Principal payments of long-term debt               (55,600)              -         (136,500)             -         (192,100)
Principal payments of short-term debt                    -               -         (105,219)             -         (105,219)
Distribution to unitholders                          3,950               -          (11,184)             -           (7,234)
                                                  --------        --------        ---------       --------        ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              12,895         (36,422)        (194,926)             -         (218,453)
                                                  --------        --------        ---------       --------        ---------
Net decrease in cash and cash equivalents           (3,179)         (4,822)         (42,601)             -          (50,602)
Cash and cash equivalents,
  beginning of period                                9,241           5,134           53,853              -           68,228
                                                  --------        --------        ---------       --------        ---------
Cash and cash equivalents,
  end of period                                   $  6,062        $    312        $  11,252       $      -        $  17,626
                                                  ========        ========        =========       ========        =========

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

   For the three months ended March 31, 2001, we reported net income of $19.0 million, or $1.00 per basic share ($0.66 per diluted share) on total revenue of $1.5 billion, as compared with net income of $19.8 million, or $0.90 per basic ($0.67 per diluted share) on total revenue of $2.1 billion in the first quarter of 2000. Results for the three months ended March 31, 2001 and 2000 include the following special or unusual items:

   2001
 . a $2.0 million cumulative effect charge, net of minority interest and taxes, as a result of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities
   ("SFAS 133")

 . a $2.0 million gain recognized upon the transfer of 112,979 of our units in PAA to employees of the general partner and us upon the vesting of transaction unit grants.


   2000
 .  a $28.1 million gain on the sale of crude oil linefill;
 .  a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
 .  amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999;
 .  $3.1 million of previously deferred net gains on interest rate swap terminations recognized due to the early extinguishment of debt;
 .  an extraordinary loss of $1.4 million related to the early extinguishment of debt (net of minority interest and tax benefit);
 . $0.9 million gain recognized upon the transfer of 69,444 of our units in PAA to employees of the general partner and us upon the vesting of transaction unit grants.

   Adjusted earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") increased 49% in 2001 to $64.6 million as compared to $43.4 million for the comparable period of 2000, as a result of an increase in upstream production volumes and higher realized oil and gas prices. Cash flow from operations after minority interest (net income before noncash items) increased 93% to $45.1 million in the first quarter of 2001 as compared to $23.4 million in the 2000 comparative period. Adjusted EBITDA and cash flow from operations exclude the impact of the gains, the SFAS 133 charge, the extraordinary item, as well as other noncash expenses and revenue items.

   Oil and natural gas sales. Oil and natural gas sales were $58.7 million for the first quarter of 2001, an approximate 80% increase from the 2000 first quarter amount of $32.6 million due to higher product prices and increased production volumes which contributed approximately $20.7 million and $5.4 million to the increase, respectively.

   Marketing, transportation, storage and terminalling revenues. Marketing, transportation, storage and terminalling revenues were $1.5 billion and $2.0 billion for the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily attributable to a decrease in buy/sell and exchange volumes in the current year period as well as lower revenues from our pipeline margin activities.

   Gain on sale of assets. We initiated the sale of 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale was completed in March 2000. We recognized a gain of $28.1 million in connection with the sale of the linefill in the first quarter of 2000.

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

   Other income. We recognized gains of $2.0 million and $0.9 million, in the first quarter of 2001 and 2000, respectively upon the transfer of units in PAA to employees of the general partner and us. The gains represented the difference between the market price on the date of vesting and our basis in the units.

   On March 24, 2000, the All American Pipeline, L.P. term loan facility was permanently reduced with the proceeds from the sale of the segment of the All American Pipeline. As a result, a proportionate amount of unamortized interest rate swap gains of approximately $3.1 million was recognized in the first quarter of 2000 and is included in interest and other income.

   Production expenses. Total production expenses increased to $16.2 million from $15.2 million in the first quarter of 2000 due to increased production volumes resulting from our exploitation activities.

   Marketing, transportation, storage and terminalling expenses. Marketing, transportation, storage and terminalling expenses decreased to $1.4 billion from $2.0 billion in the first quarter of 2000 primarily due to the reasons discussed above for revenues.

   General and administrative. General and administrative expense ("G&A") was $13.1 million for the first quarter of 2001 compared to $11.1 million for the first quarter of 2000. Our upstream and midstream activities accounted for approximately $1.7 million and $0.3 million, respectively, of the increase from 2000 to 2001.

   Depreciation, depletion and amortization. Depreciation, depletion and amortization expense ("DD&A") decreased to $11.5 million for the first quarter of 2000 from $15.1 million in the prior year period. The decrease is primarily related to lower amortization of midstream debt issue costs in the current year period.

   Interest expense. Interest expense for the first quarter of 2001 was $13.6 million, a decrease of $2.3 million from last year's first quarter. The decrease is primarily due to lower debt balances and interest rates in the first quarter of 2001. Debt balances in the first quarter of 2000 included amounts borrowed to fund the unauthorized trading losses discovered in the fourth quarter of 1999. Debt balances were reduced during the first quarter of 2000 with the proceeds from the sale of the segment of the All American Pipeline and associated linefill. Capitalized interest was approximately $0.9 million and $1.0 million the three months ended March 31, 2001 and 2000, respectively.

   Extraordinary item. The $1.4 million extraordinary item reported in the first quarter of 2000 (net of minority interest and deferred tax of $2.7 million) relates to the write off of debt issue costs associated with the permanent reduction of the All American Pipeline, L.P. term loan facility.

   Cumulative effect of accounting change. During the first quarter of 2001, we recognized a $2.0 million cumulative effect charge, net of minority interest and deferred taxes, as a result of the adoption of SFAS 133 effective January 1, 2001.

 Upstream Results

  The following table reflects certain of our upstream operating information for the periods presented:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         ----------------------------------
                                                              2001                 2000
                                                         -------------        -------------
AVERAGE DAILY SALES VOLUMES:
  Barrels of oil equivalent ("BOE") (in thousands)
    California onshore (approximately 91% oil)                        16.1                 14.8
    Offshore California (100% oil)                                     3.8                  4.0
    Florida (100% oil)                                                 4.3                  1.3
    Illinois Basin (100% oil)                                          2.8                  2.8
                                                             -------------        -------------
      Total (approximately 95% oil)                                   27.0                 22.9
                                                             =============        =============
UNIT ECONOMICS:
  Average sales price per barrel of oil                            $20.58               $15.60
  Average sales price per mcf of natural gas                       $15.00               $ 2.71

  Average sales price per BOE                                      $24.13               $15.63
  Production expense per BOE                                         6.65                 7.31
                                                            -------------        -------------
  Gross margin per BOE                                              17.48                 8.32
  Upstream G&A expense per BOE                                       1.67                 1.17
                                                            -------------        -------------
  Gross profit per BOE                                             $15.81               $ 7.15
                                                            =============        =============

  Total oil equivalent production increased approximately 17% to an average of 27,000 BOE per day as compared to the first quarter 2000 average of 22,900 BOE per day. The increase is primarily attributable to the continued exploitation of our onshore California properties and increased production from our Florida properties. The Florida increase is partially related to the timing of sales volumes. Net daily production from our onshore California properties increased 9% to 16,100 barrels per day in the first quarter of 2001 from 14,800 barrels per day in the prior year period. The production increase was achieved despite production decreases of approximately 500 BOE per day arising from electrical service interruptions in California during the first quarter of 2001.

  During the first quarter of 2001, the NYMEX oil price averaged $28.81 per barrel, about flat with last year's first quarter price. However, due to our 2001 hedges, our average realized oil price increased to $20.58 per barrel from $15.60 per barrel last year. Last year's price reflects the impact of hedges that were put in place 12 to 18 months prior to the first quarter of 2001 when crude oil prices were significantly lower than current levels. Coupled with higher gas prices, this resulted in an increase in our average price to $24.13 per BOE in the first quarter of 2001 from $15.63 for the 2000 comparative quarter. Our product price represents a combination of fixed and floating price sales arrangements typically tied to the benchmark NYMEX price index and subjected to discounts for location and quality differentials. Our overall crude oil price differential during the first quarter of 2001 was approximately $6.45 per barrel, up approximately $1.85 over the first quarter of last year. The increase is primarily due to unusually high differentials for our Florida production which is sour crude, as well as an increase in the relative percentage of sales from the higher differential Florida properties in the first quarter of this year.

Our average product prices also include the effects of hedging transactions such as financial swap and collar arrangements and futures transactions. These transactions had the effect of decreasing our average price by $1.68 per BOE and $8.13 per BOE in the first quarter of 2001 and 2000, respectively. We maintained hedges on approximately 83% of our crude oil production in both the first quarter of 2001 and 2000.

  Upstream unit gross margin (well-head revenue less production expenses) for the first quarter of 2001 was $17.48 per BOE, a 110% increase as compared to $8.32 per BOE for the first quarter of 2000 due to the increase in our realized price. Average unit production expenses averaged $6.65 per BOE for the first quarter of 2001 compared to $7.31 per BOE for the prior year quarter.

  Unit general and administrative expenses increased to $1.67 per BOE in the first quarter of 2001, compared to $1.17 per BOE in the prior year comparative quarter. Total upstream general and administrative expense was $4.1 million during the first quarter of 2001 compared to $2.4 million in the first quarter of 2000. The increase is primarily attributable to expenses associated with our previously announced strategic restructuring ($0.8 million) and increased personnel costs ($0.8 million).

  Total upstream DD&A increased to $6.8 million in the first quarter of 2001 as compared to $4.9 million in the first quarter of 2000 as a result of increased production volumes and a higher per unit DD&A rate ($2.64. in 2001 versus $2.21 in 2000).

Midstream Results

  The following table reflects certain of our midstream operating information for the periods presented (in thousands):

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                 2001            2000
                                              ----------      ----------
OPERATING RESULTS:
  Gross margin:
    Pipeline                                  $   13,892      $   13,484
    Gathering and marketing and
     terminalling and storage                     18,417          22,678
                                              ----------      ----------
     Total                                        32,309          36,162
  General and administrative expense              (9,002)         (8,651)
                                              ----------      ----------
  Gross profit                                $   23,307      $   27,511
                                              ==========      ==========
AVERAGE DAILY VOLUMES (BARRELS):
  Pipeline Activities:
    All American                                      70              71
    SJV Gathering System                              65              44
    West Texas Gathering System                       95              85
    Scurlock Systems                                  66              54
                                              ----------      ----------
    Total                                            296             254
                                              ==========      ==========
  Lease gathering                                    258             228
  Bulk purchases                                      21              29
                                              ----------      ----------
    Total                                            279             257
                                              ==========      ==========
  Terminal throughput                                 97              50
                                              ==========      ==========
  Storage leased to third parties,
    average monthly volumes                        1,931             820
                                              ==========      ==========


  Pipeline Operations. Gross margin from pipeline operations increased 3% to $13.9 million for the quarter ended March 31, 2001 from $13.5 million for the prior year quarter. The increase resulted primarily from a 10% increase in the tariff rate on the All American Pipeline effective January 1, 2001, as well as increased volumes from the Scurlock and West Texas gathering systems. These increases were somewhat offset by increased fuel and power expenses and decreased profits from our pipeline margin activities.

  The margin between revenue and direct cost of crude purchased associated with our pipeline margin activities was $3.2 million for the quarter ended March 31, 2001 compared to $3.7 million for the prior year first quarter. Pipeline tariff revenues were approximately $15.0 million for the first quarter of 2001 compared to approximately $13.5 million for the same period in 2000. Pipeline operations and maintenance expenses were approximately $4.3 million for the first quarter of 2001 compared to $3.7 million for the first quarter of 2000.

  Average daily volumes on our pipelines during the first quarter of this year were 296,000 barrels per day compared to 254,000 barrels per day last year. The 42,000 barrel per day increase includes increases of 21,000 barrels per day on the San Joaquin Valley gathering system, 10,000 barrels per day on the West Texas Gathering system and 12,000 barrels per day on the Scurlock gathering systems. Tariff transport volumes on the All American Pipeline were relatively constant between the two periods at approximately 70,000 barrels per day.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $18.4 million for the quarter ended March 31, 2001, compared to $22.7 million in the prior year quarter. First quarter 2000 results reflect the extremely strong market conditions for our gathering and marketing activities during this period. Increased operating costs related to higher fuel and power costs impacted first quarter 2001 results.

  Lease gathering volumes increased from an average of 228,000 barrels per day for the first quarter of 2000 to approximately 258,000 barrels per day in 2001. Bulk purchase volumes decreased from approximately 29,000 barrels per day for the first quarter of 2000 to approximately 21,000 barrels per day in the current period. Lease capacity increased to 1.9 million barrels per month from 820,000 barrels per month in the prior year quarter. Terminal throughput averaged approximately 97,000 barrels per day and 50,000 barrels per day in the first quarter of 2001 and 2000, respectively.

  Midstream general and administrative expenses were $9.0 million for the quarter ended March 31, 2001, compared to $8.7 million for the first quarter in 2000. The increase in 2001 is primarily due to expenses associated with modifications to our existing systems and processes including consultant expenses.

  Midstream depreciation and amortization expense was $4.7 million for the quarter ended March 31, 2001, compared to $10.2 million for the first quarter of 2000. The higher expense in 2000 was due to $4.6 million of amortization associated with borrowing facilities put in place during the fourth quarter of 1999 as a result of the cash needs to fund the unauthorized trading losses, as well as amortization of costs in excess of current levels associated with borrowing facilities that were refinanced in May 2000.


LIQUIDITY AND CAPITAL RESOURCES

Recent Events

  Sale of PAA Interest
  --------------------

  On May 9, 2001, we reached a definitive agreement to sell a portion of our interest in PAA to four investors for an aggregate of approximately $149.3 million. This transaction will greatly simplify the corporate structure and capital structure of Plains Resources, while substantially improving its liquidity and financial strength. Upon closing, Plains Resources will no longer consolidate the balance sheet and income statement of PAA, but will account for its remaining minority investment under the equity method.

  As a result of this transaction, Plains Resources' aggregate ownership in PAA will be reduced from 54% to 39% and will consist of: (i) a 48% ownership stake in the 2% general partner interest and incentive distribution rights, (ii) 50%, or approximately 5.0 million, of the subordinated units and (iii) approximately 8 million common units, which are traded on the New York Stock Exchange. The value of this remaining ownership stake that is implied by the terms of the sale transaction is $343.0 million and consists of $36.0 million for the 48% ownership stake in the 2% general partner interest and incentive distribution rights, $110.3 million for the subordinated units (at $22.00 per unit) and $196.7 million for the common units (assuming the May 7, 2001 closing price of $24.59).

  At March 31, 2001, pro forma for the transaction, the Company would have no bank debt, $275.0 million of subordinated debt, cash of approximately $67.0 million and full availability on its $225 million revolving credit facility. After this transaction, only $8.5 million of redeemable preferred stock, with an annual dividend requirement of $0.9 million, will be remaining and approximately $4.2 million of annual preferred dividends will be eliminated. Pro forma for the transaction, the Company's debt-to-total capitalization ratio will improve from 64% to 48%. The Company's financial position will provide significant flexibility to allow for external growth when attractive opportunities arise or the repurchase of additional shares of the Company's common stock. Closing of the transaction is scheduled for early June and is subject to customary conditions, including consent by the bank lenders of PAA.

  The Company's Board of Directors increased the amount authorized under its common share repurchase program to three million shares. Through May 8, 2001, we have acquired a total of approximately 1.6 million shares for a total consideration of $30.6 million, or an average of $18.71 per share.

  For a complete description of the sale of the PAA interest see Note 6 to the Consolidated Financial Statements.

  PAA Acquisitions
  ----------------

  Murphy Oil Company Ltd. Midstream Operations.  In May 2001, PAA acquired
  ---------------------------------------------
substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. ("Murphy") for approximately $161.0 million in cash, including financing and transaction costs. The purchase included $6.5 million for excess inventory in the systems. The principal assets acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, and approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of linefill, as well as a currently inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. PAA has recently reactivated the 108-mile mainline system and it will be operational in the second quarter.

  Murphy has agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

 CANPET Energy Group Inc.
 -----------------------

  In April 2001, PAA entered into an agreement to purchase the assets of CANPET Energy Group Inc. ("CANPET"), a Calgary-based Canadian crude oil and LPG marketing company, for approximately $42.0 million. Approximately $26.0 million of the purchase price will be paid in cash at closing and the remainder, which is subject to certain performance standards, will be paid in common units in April 2004 if such standards are met. The transaction, which is subject to certain regulatory approvals and other closing conditions, is expected to close in May 2001. CANPET currently gathers approximately 75,000 barrels per day of crude oil and markets approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 130,000-barrel tank facility and working capital of approximately $8.5 million. Financing for the acquisition will be provided through borrowings under PAA's bank credit facility.

  PAA Credit Facilities
  ---------------------

  In May 2001, PAA entered into new amended and restated credit facilities that replaced its existing credit facilities. PAA's $500.0 million senior secured revolving credit facility was replaced by a $630.0 million senior secured revolving-term credit facility which is secured by substantially all of PAA's assets. The facility consists of a $500.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit) and a $100.0 million term loan. The facility matures, as to the aggregate $530.0 million domestic and Canadian revolver portions, in April 2005 and, as to the $100.0 million term portion, in May, 2006. PAA also amended its $200 million senior secured letter of credit and borrowing facility. For a complete discussion of PAA's credit facilities, see Note 8 to the Consolidated Financial Statements.


 Cash Flow
                                        THREE MONTHS ENDED
                                             MARCH 31,
                                     -------------------------
      (IN MILLIONS)                       2001          2000
      --------------------------------------------------------

      Cash provided by (used in):
        Operating activities            $ 30.8         $ (36.2)
        Investing activities             (31.6)          204.0
        Financing activities               8.1          (218.4)
      --------------------------------------------------------

  Operating Activities. Net cash provided by operating activities was $30.8 million for the first quarter of 2001, compared to net cash used in operating activities of $36.2 million in the prior year quarter. The net increase is attributable to increased cash flows from our upstream activities as a result of higher realized oil and gas prices and increased production volumes. Net cash used in operating activities in the 2000 quarter resulted from amounts paid during the first quarter of 2000 for the 1999 unauthorized trading losses.

  Investing Activities. Net cash used in investing activities for the first quarter of 2001 consisted of $28.7 million of upstream capital expenditures, $1.3 million of midstream capital expenditures and $1.2 million of expenditures associated with the midstream Canadian acquisitions. Net cash provided by investing activities for the first quarter of 2000 included $219.1 million of proceeds from the sales of the segment of the All American Pipeline and pipeline linefill and approximately $12.8 million and $2.2 million of upstream and midstream capital expenditures, respectively.

  Financing activities. Net cash provided by financing activities for the first quarter of 2001 consisted of $22.4 million of net proceeds from short-term and long-term borrowings, $7.2 million of payments for distributions to PAA unitholders, $7.0 million of payments for purchases of treasury stock, $2.3 million of payments for preferred stock dividends, and proceeds of $2.0 million from the exercise of employee stock options. Net cash used in financing activities for the first quarter of 2000 resulted primarily from net payments of $211.2 million of short-term and long-term debt. Proceeds used to reduce debt primarily came from the asset sales discussed above.

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

  Although we maintain an inspection program designed to prevent and, as applicable, to detect and address releases of crude oil into the environment from our upstream and pipeline and storage operations, we may experience such releases in the future, or discover releases that were previously unidentified. Damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business.

OUTLOOK

  Our upstream activities are affected by changes in crude oil prices, which historically have been volatile. Although we have routinely hedged a substantial portion of our crude oil production and intend to continue this practice, substantial future crude oil price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low crude oil prices could affect our ability to raise capital on favorable terms. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow To manage our exposure to commodity price risk, our upstream business routinely hedges a portion of its crude oil production. For 2001, we have entered into various arrangements, using a combination of swaps, collars and purchased puts and calls, which will provide for us to receive an average minimum NYMEX price of approximately $23.10 per barrel on 21,500 barrels per day with full market price participation up to an average of $27.00 per barrel. We then have further upside participation on approximately 32% of those hedged barrels to $30.00 per barrel, upside participation on 55% of hedged barrels beyond a NYMEX price of $30.00 and 100% upside participation on hedged barrels above a NYMEX price of $35.90. For example, if the NYMEX index averages $35.00 during 2001, we will receive $31.30 per barrel, if the NYMEX index averages $27.00, we will receive $27.00 per barrel, if the NYMEX index averages $23.00 per barrel, we will receive $24.50 per barrel, and if the NYMEX index were to fall to $15.00 per barrel we would receive approximately $21.80 per barrel. For 2002, we have entered into various arrangements that provide for us to receive an average minimum NYMEX price of $23.60 per barrel on 19,000 barrels per day with full market price participation on 20% of the hedged barrels up to $35.20 per barrel and 100% upside participation on approximately 68% of the hedged barrels beyond $35.20. For 2003, we have hedged 5,000 barrels per day at an average minimum NYMEX price of $23.20 per barrel. Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices for 2001, 2002 and 2003. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel. The fair value of the hedges is included in our balance sheet at March 31, 2001. Our management intends to continue to maintain hedging arrangements for a significant portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if crude oil prices decline below the prices at which these hedges are set. But ceiling prices in our hedges may cause us to receive less revenue on the hedged volumes than we would receive in the absence of hedges. See "Quantitative and Qualitative Disclosures About Market Risk".

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

  On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Stockholders' Equity, to the extent the hedge is effective.

  We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange and crude oil swap contracts entered into with financial institutions. We currently have no natural gas hedges. We also utilize interest rate swaps and collars to manage the interest rate exposure on our long-term debt.

  At March 31, 2001, a $0.9 million unrealized loss was recorded to OCI together with related assets and liabilities of $12.1 million and $10.5 million, respectively, and earnings included a $5.3 million loss (net of minority interest and deferred income taxes), including a non-cash loss of $3.2 million (net after minority interest and deferred income taxes) related to the ineffective portion of the cash flow hedges. As of March 31, 2001 $0.5 million of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

  At March 31, 2001 PAA had the following open crude oil hedge positions:


                                                                2001
                                             ----------------------------------------------------------
                                               2nd Qtr         3rd Qtr        4th Qtr         2002
                                             -----------     -----------     ----------     ---------
               Futures contracts
                   Volume (bbls)
                   Short positions               334,000               -              -             -
                   Long positions                      -               -        437,000       475,000
                   Average price ($/bbl)     $     28.00      $        -     $    26.41     $   24.55

  At March 31, 2001 PAA had an interest rate collar arrangement to protect interest rate fluctuations on a portion of its outstanding debt for an aggregate notional principal amount of $125.0 million. This instrument is based on LIBOR margins and provides for a floor of 6% and a ceiling of 8% with an expiration date of August 2002.

  At March 31, 2001 Plains Resources had the following open crude oil hedge positions:

                                                                                 Barrels Per Day
                                                        ----------------------------------------------------------------------
                                                                              2001
                                                        ---------------------------------------------------
                                                           2nd Qtr            3rd Qtr            4th Qtr             2002
                                                        -------------      -------------      -------------      -------------
      Collars
           Average floor price $20.00/bbl;
             Average cap price $27.00/bbl;                      6,000              6,000              6,000
             Average cap limit $30.00/bbl
      Puts
           Average price $20.00/bbl                             6,000              6,000              6,000                 --
           Average price $20.31/bbl                                --                 --                 --              4,000
      Calls
           Average price $36.05/bbl                            10,500                 --                 --                 --
           Average price $35.74/bbl                                --              9,000              9,000
           Average price $35.17/bbl                                --                 --                 --              9,000
      Swaps
           Average price $27.35/bbl                            10,500                 --                 --                 --
           Average price $26.59/bbl                                --              8,500              8,500                 --
           Average price $24.23/bbl                                --                 --                 --             12,000

  At March 31, 2001 we had an interest rate swap arrangement to protect interest rate fluctuations on a portion of our outstanding debt which provides for a ceiling of 5.7% for an aggregate notional principal amount of $25.0 million. This instrument is based on LIBOR margins and expires July 2008. The counterparty has the option to terminate the agreement in July 2003 and either party may terminate in July 2005.

  We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. No amounts were excluded from the computation of hedge effectiveness. At March 31, 2001 there were no positions which did not qualify for hedge accounting.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

   All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect,"
"plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

   . uncertainties inherent in the exploration for and development and production of oil and gas and in estimating reserves;
   . unexpected future capital expenditures (including the amount and nature thereof);
   .  impact of crude oil price fluctuations;
   . successful third-party drilling efforts and completion of announced oil-sands project;
   .  the effects of competition;
   .  the success of our risk management activities;
   . the availability (or lack thereof) of acquisition or combination opportunities;
   . successful integration and future performance of recently acquired assets; . the availability of adequate supplies of and demand for crude oil in areas of midstream operations;
   .  the impact of current and future laws and governmental regulations;
   . environmental liabilities that are not covered by an indemnity or insurance, and
   .  general economic, market or business conditions.

   If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of the general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name the general partner and us as additional defendants. All of the federal securities claims have been consolidated into two actions. The first consolidated action is that filed by purchasers of our common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of PAA's common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

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

ITEMS 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits
         10.1 Employment agreement as of May 8, 2001 between Plains Resources Inc. and James C. Flores

     B.  Reports on Form 8-K

         A Current Report on Form 8-K was filed on May 10, 2001, in connection with the definitive agreement to sell a portion of our interest in Plains All American Pipeline, L.P. to an investor group for approximately $149.3 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                   PLAINS RESOURCES INC.



Date:   May 15, 2001               By:  /s/ Cynthia A. Feeback
                                        ----------------------
                                        Cynthia A. Feeback, Vice President -
                                        Accounting
                                        (Principal Accounting Officer)