Form 10-Q
period 2001-06-30
PLAINS RESOURCES INC
filed 2001-08-14
CIK 350426

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                         500 DALLAS STREET, SUITE 700
                              HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

   26,539,390 shares of common stock $0.10 par value, issued and outstanding at, July 31, 2001.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                         PAGE
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets:
     June 30, 2001 and December 31, 2000................................    3
Consolidated Income Statements:
     For the three months and six months ended June 30, 2001 and 2000... 4 Condensed Consolidated Statements of Cash Flows:
     For the six months ended June 30, 2001 and 2000....................    5
Notes to Consolidated Financial Statements..............................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS................................   21

PART II. OTHER INFORMATION..............................................   29

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)


                                                                  June 30,      December 31,
                                                                    2001            2000
                                                                 ----------     -----------
                                                                 (unaudited)
                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $  38,371      $    5,080
  Accounts receivable and other                                      35,534         375,485
  Inventory                                                          10,306          54,844
                                                                  ---------      ----------
                                                                     84,211         435,409
                                                                  ---------      ----------
PROPERTY AND EQUIPMENT
  Oil and natural gas properties - full cost method                 873,576         804,826
  Crude oil pipeline, gathering and terminal assets                       -         470,460
  Other property and equipment                                        3,847           6,453
                                                                  ---------      ----------
                                                                    877,423       1,281,739
  Less allowance for depreciation, depletion and amortization      (423,132)       (437,465)
                                                                  ---------      ----------
                                                                    454,291         844,274
                                                                  ---------      ----------

INVESTMENT IN PLAINS ALL AMERICAN PIPELINE LP                        52,067               -
                                                                  ---------      ----------
OTHER ASSETS
  Linefill                                                                -          34,312
  Deferred income taxes                                                   -          47,974
  Other                                                              17,801          32,360
                                                                  ---------      ----------
                                                                     17,801         114,646
                                                                  ---------      ----------
                                                                  $ 608,370      $1,394,329
                                                                  =========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other current liabilities                  $  85,614      $  413,309
  Notes payable and other current obligations                           511           1,811
                                                                  ---------      ----------
                                                                     86,125         415,120
                                                                  ---------      ----------
LONG-TERM DEBT
  Bank debt                                                               -          27,300
  Bank debt of subsidiary                                                 -         320,000
  Subordinated debt                                                 277,353         277,543
  Other                                                               1,533           1,533
                                                                  ---------      ----------
                                                                    278,886         626,376
OTHER LONG-TERM LIABILITIES                                           3,252           3,422
DEFERRED INCOME TAXES                                                21,527               -
MINORITY INTEREST IN PLAINS ALL AMERICAN PIPELINE LP                      -         162,271
CUMULATIVE CONVERTIBLE PREFERRED STOCK                                    -          50,000
STOCKHOLDERS' EQUITY                                                218,580         137,140
                                                                  ---------      ----------
                                                                  $ 608,370      $1,394,329
                                                                  =========      ==========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                     ----------------------    ----------------------
                                                       2001          2000        2001         2000
                                                     --------    ----------    --------    ----------
REVENUES
  Crude oil and liquids                              $ 45,655    $   34,759    $ 92,715    $   65,456
  Natural gas                                          12,346         2,689      23,518         4,559
  Other operating revenues                                423             -         423             -
  Midstream revenues                                        -     1,387,821           -     3,389,937
                                                     --------    ----------    --------    ----------
                                                       58,424     1,425,269     116,656     3,459,952
                                                     --------    ----------    --------    ----------
COSTS AND EXPENSES
  Production expenses                                  17,850        15,396      34,030        30,623
  Midstream costs and expenses                              -     1,355,473           -     3,321,427
  General and administrative                           11,479        10,514      15,560        21,595
  Depreciation, depletion and amortization              6,585        10,157      13,384        25,257
  Loss (gain) on disposition of assets                      -             -           -       (48,188)
                                                     --------    ----------    --------    ----------
                                                       35,914     1,391,540      62,974     3,350,714
                                                     --------    ----------    --------    ----------
INCOME FROM OPERATIONS                                 22,510        33,729      53,682       109,238
OTHER INCOME (EXPENSE)
  Equity in earnings of PAA                             3,755             -      10,591             -
  Gain on PAA units                                   148,213             -     150,171             -
  Interest expense                                     (6,827)      (12,943)    (13,823)      (28,817)
  Interest and other income and expense                  (669)        1,775          (2)        6,589
                                                     --------    ----------    --------    ----------
INCOME BEFORE MINORITY INTEREST, INCOME TAXES,
EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                  166,982        22,561     200,619        87,010
  Minority interest in PAA                                  -        (7,820)          -       (37,404)
  Income tax expense
  Current                                              (8,449)         (521)     (8,927)         (521)
  Deferred                                            (58,431)       (5,228)    (70,638)      (18,825)
                                                     --------    ----------    --------    ----------
INCOME BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                100,102         8,992     121,054        30,260
  Extraordinary item                                        -        (3,623)          -        (4,988)
  Cumulative effect of accounting change                    -             -      (1,986)         (121)
                                                     --------    ----------    --------    ----------
NET INCOME                                            100,102         5,369     119,068        25,151
  Preferred dividend requirement                      (24,947)       (3,694)    (26,546)       (7,412)
                                                     --------    ----------    --------    ----------
INCOME ATTRIBUTABLE TO COMMON SHARES                 $ 75,155    $    1,675    $ 92,522    $   17,739
                                                     ========    ==========    ========    ==========
EARNINGS PER SHARE
  Income Before Extraordinary Item and
  Cumulative Effect of Accounting Change
    Basic                                               $3.83         $0.29       $5.10         $1.27
    Diluted                                             $2.68         $0.28       $3.38         $1.02
  Net Income
    Basic                                               $3.83         $0.09       $4.99         $0.99
    Diluted                                             $2.68         $0.09       $3.31         $0.85
WEIGHTED AVERAGE SHARES OUTSTANDING

    Basic                                              19,631        17,981      18,547        17,964
    Diluted                                            28,494        18,742      28,757        29,614

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                        ----------------------
                                                                           2001         2000
                                                                        ---------    ---------
Cash Flows from Operating Activities

  Net income                                                            $ 119,068    $  25,151
  Items not affecting cash flows from operating activities:
    Depreciation, depletion and amortization                               13,384       25,257
    Equity in earnings of PAA                                             (10,591)           -
    Distributions from PAA                                                 17,907            -
    Minority interest in income of a subsidiary                                 -       30,434
    Gain on sale of PAA units                                            (150,171)           -
    Gain on sale of assets                                                      -      (48,188)
    Deferred income taxes                                                  71,384       15,635
    Cumulative effect of accounting change                                  1,986          121
    Change in derivative fair value                                         1,227            -
    Noncash compensation expense                                            4,246            -
    Other noncash items                                                       679       10,443
  Change in assets and liabilities from operating activities:
    Current and other assets                                               11,267      150,267
    Current and other liabilities                                         (12,682)    (205,450)
                                                                        ---------    ---------
  Net cash provided by operating activities                                67,704        3,670
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Oil and gas properties and equipment                                    (62,067)     (28,548)
  Midstream properties and equipment                                            -       (5,009)
  Other properties and equipment                                             (405)      (1,827)
  Sale of PAA units                                                       105,899            -
  Sale of assets                                                                -      223,859
  Investment in PAA                                                        (2,763)           -
                                                                        ---------    ---------
  Net cash provided by investing activities                                40,664      188,475
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Net change in long-term debt                                              (27,300)    (165,150)
Net change in short-term debt                                                   -      (55,719)
Costs in connection with financing arrangements                                 -       (6,500)
Exercise of stock options                                                   2,892            -
Treasury stock purchases                                                  (39,528)           -
Preferred stock dividends paid                                             (7,648)      (6,043)
Distributions to PAA unitholders                                                -      (14,499)
Other                                                                         (68)        (385)
                                                                        ---------    ---------
Net cash used in financing activities                                     (71,652)    (248,296)
                                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents                       36,716      (56,151)
Decrease in cash due to deconsolidation of PAA                             (3,425)           -
Cash and cash equivalents, beginning of period                              5,080       68,228
                                                                        ---------    ---------
Cash and cash equivalents, end of period                                $  38,371    $  12,077
                                                                        =========    =========

                See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The consolidated financial statements of income and cash flows for the periods ended June 30, 2000 and the consolidated balance sheet at December 30, 2000 include the accounts of Plains Resources Inc. ("Plains", "our" or "we"), our wholly owned subsidiaries and Plains All American Pipeline, L.P. ("PAA"). In June 2001 we reduced our interest in PAA from 54% to 33% as discussed in Note 2 and as a result we no longer have the ability to exercise control over the operations of PAA. Accordingly, our minority interest investment in PAA is accounted for using the equity method of accounting, presented retroactively to January 1, 2001. Under the equity method, we no longer consolidate the assets, liabilities and operating activities of PAA, but instead record our proportionate share of PAA's results of operations.

The accompanying consolidated financial statements and related notes present our consolidated financial position as of June 30, 2001, and December 31, 2000, the results of our operations for the three months and six months ended June 30, 2001 and 2000, and our cash flows for the six months ended June 30, 2001 and 2000. The financial statements have been prepared in accordance with the instructions with respect to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to our Form 10-K for the year ended December 31, 2000, filed with the SEC.

All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. The results for the six months ended June 30, 2001, are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to prior periods to conform to the current period presentation. We evaluate the capitalized costs of our oil and natural gas properties on an ongoing basis and have utilized the most recently available information to estimate our reserves at June 30, 2001, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

NOTE 2 - INVESTMENT IN PAA

In the second quarter of 2001 PAA issued approximately 4 million common units in a public equity offering. We recognized a $19.6 million gain resulting from the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA due to the sale of the units.

In a series of transactions on June 8, 2001, we sold a portion of our interest in PAA to a group of investors and certain members of PAA management for aggregate consideration of approximately $155 million (consisting of $110 million in cash and $45 million in Series F Preferred Stock) and recognized a pre tax gain of $128.6 million. In addition, certain holders of shares of our Series F Cumulative Convertible Preferred Stock (the "Series F Preferred Stock") and Series H Convertible Preferred Stock (the "Series H Preferred Stock") converted such shares into shares of our common stock (the "Transactions"). We sold (i) 5.2 million Subordinated Units of PAA (the "Subordinated Units") in exchange for $69.5 million in cash and the redemption of 23,108 shares of our Series F Preferred Stock, valued at $45 million; and (ii) an aggregate 54% ownership interest in the general partner of PAA for $40.5 million in cash. In addition, the investor group and certain other stockholders converted 26,892 shares of Series F Preferred Stock and 132,022 shares of Series H Preferred Stock into a total of 6.6 million shares of our common stock. As a result of the Transactions, all of the Series F Preferred Stock and all but approximately 36,000 shares of the Series H Preferred Stock were retired or converted. Also as a result of the Transactions, certain of our employees received transaction-related bonuses and other payments and vested in benefits in accordance with the terms of certain of our employee benefit plans. Certain members of PAA management have the option to acquire an aggregate additional 2% ownership interest in the general partner of PAA.

The excess of the fair value of the Series F Preferred Stock redeemed as consideration for PAA Units over the carrying value of the Series F Preferred Stock is deemed to be a dividend to preferred stockholders and is deducted in determining the income available to common stockholders for the purpose of determining basic and fully diluted earnings per share.

The Subordinated Units are subordinated in right to distributions from PAA and are not publicly traded, however, PAA's partnership agreement provides that, if certain financial tests are met, the Subordinated Units (including those retained by us) will convert into common units on a one-for-one basis commencing in 2003. In connection with the Transactions, we entered into Value Assurance Agreements with such purchasers of the Subordinated Units under the terms of which we will pay the purchasers an amount per fiscal year, payable on a quarterly basis, equal to $1.85 per unit less the actual amount distributed during that year. The Value Assurance Agreements will expire upon the earlier of
(a) the conversion of the Subordinated Units to common units or (b) June 8, 2006. PAA recently announced a quarterly distribution, payable in the third quarter of 2001, of $0.50 per unit ($2.00 annualized).

In connection with the conversion of the Series F Preferred Stock into common stock, we made a $2.5 million payment representing a 20% premium to the amount of dividends that would accrue on the Series F Preferred Stock between the closing of the Transactions and the first date we could potentially cause such conversion.

At March 31, 2001, our aggregate ownership interest in PAA was approximately 54%. Following the sale of common units by PAA in a public equity offering in May 2001 and the Transactions, our aggregate ownership interest in PAA was approximately 33%. Our aggregate ownership in PAA consists of: (i) a 46% ownership interest in the 2% general partner interest and incentive distribution rights, (ii) 45%, or approximately 4.5 million, of the Subordinated Units and
(iii) 28% or approximately 7.9 million of the common units (including approximately 1.3 million Class B common units). As a result of the transactions, our minority investment in PAA is accounted for using the equity method of accounting presented retroactively to January 1, 2001. Under the equity method, we will no longer consolidate the assets, liabilities and operating activities of PAA, but will instead record our proportionate share of PAA's results of operations.

The following table presents summarized financial statement information of PAA (in thousands of dollars):

                                             3 MONTHS ENDED   6 MONTHS ENDED
                                             JUNE 30, 2001    JUNE 30, 2001
                                             --------------   -------------
Revenues                                       1,586,617        3,106,741
Expenses                                       1,550,230        3,037,624
Gross margin                                      36,387           69,117
Operating income                                  14,843           33,914
Income before cumulative effect
 of accounting change                              7,067           19,574
Net income                                         7,067           20,082

                                                      AT
                                                 JUNE 30, 2001
                                                 -------------
Current assets                                      566,453
Property and equipment, net                         588,242
Other assets                                         59,137
Total assets                                      1,213,832
Current liabilities                                 537,829
Long-term debt                                      372,580
Other long-term liabilities                           1,017
Partners' capital                                   302,406
Total liabilities and partners' capital           1,213,832


NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138 ("SFAS 133"). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Stockholders' Equity, to the extent the hedge is effective.

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

Gains and losses on hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in oil and gas revenues in the period that the related volumes are delivered. Gains and losses of hedging instruments, which represent hedge ineffectiveness and changes in the time value component of the fair value, are included in earnings in the period in which they occur.

We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude oil sales. The derivative instruments consist primarily of option contracts traded on the New York Mercantile Exchange and crude oil swap contracts entered into with financial institutions. We do not currently have any natural gas hedges. We also utilize interest rate swaps and collars to manage the interest rate exposure on our long-term debt.

On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a gain of $4.5 million in OCI representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives, including our equity in the cash flow derivatives of PAA. We recorded cash flow hedge derivative assets and liabilities of $20.6 million and $18.1 million, respectively, and a net-of-tax non-cash charge of $2.0 million was recorded in earnings as a cumulative effect adjustment.

During the first six months of 2001 losses of $7.6 million (which were included in the cumulative effect adjustment) were transferred from OCI and the fair value of open positions decreased $7.0 million. At December 31, 2000, we had an interest rate swap arrangement to protect interest rate fluctuations on a portion of our outstanding debt. The position was terminated prior to maturity and as a result $0.9 million related to such position was relieved from OCI at June 30, 2001 and the associated debt was repaid.

At June 30, 2001, a $1.9 million unrealized loss was recorded to OCI together with related assets and liabilities of $2.8 million and $4.0 million, respectively, and oil and gas revenues include a $4.4 million non-cash loss related to the ineffective portion of the cash flow hedges representing the fair value change in the time value of certain options. Our hedge related assets are included in other current assets ($3.2 million) and other assets ($2.3 million) and our hedge related liabilities are included in other current liabilities ($4.3 million) and other long-term liabilities ($1.0 million). As of June 30, 2001, $1.4 million of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. No amounts were excluded from the computation of hedge effectiveness. At June 30, 2001, there were no positions which did not qualify for hedge accounting.

At June 30, 2001, we had the following open crude oil hedge positions (barrels per day):

                                      ----------------
                                            2001
                                      ----------------
                                      3rd Qtr  4th Qtr   2002     2003
                                      -------  -------  ------   -----
Collars
  Average floor price $20.00/bbl
  Average cap price $27.00/bbl
  Average cap limit $30.00/bbl          6,000   6,000        -       -
Puts
  Average price $20.00/bbl              6,000   6,000        -       -
  Average price $20.31/bbl                  -       -    4,000       -
Calls
  Average price $35.74/bbl              9,000   9,000        -       -
  Average price $35.17/bbl                  -       -    9,000       -
Swaps
  Average price $26.59/bbl              8,500   8,500        -       -
  Average price $24.42/bbl                  -       -   15,000       -
  Average price $23.23/bbl                  -       -        -   5,000



Our collars consist of three separate options: a purchased put, which establishes a floor price, a sold call which establishes a cap price and a purchased call which gives us upside potential at a price above the cap price.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and certain items recorded directly to Stockholders' Equity and classified as OCI. We recorded OCI for the first time in the first quarter of 2001. Following the adoption of SFAS 133, we recorded a credit to OCI of $4.5 million related to the change in fair value of certain derivative financial instruments that qualified for cash flow hedge accounting. The following table reflects comprehensive income for the six months ended June 30, 2001 (in thousands of dollars):

Net Income                                                                  119,068

Other Comprehensive Income (Loss)
 Cumulative effect of change in accounting principle - January 1, 2001
  Plains Resources Inc.                                                       6,856
  Equity in PAA                                                              (2,340)
                                                                            -------
                                                                              4,516
                                                                            -------

 Reclassification adjustment for settled contracts                             (733)
 Changes in fair value of open hedging positions                             (6,813)
 Equity in OCI changes of PAA                                                 1,152
                                                                            -------
                                                                             (6,394)
                                                                            -------
Comprehensive Income                                                        117,190
                                                                            =======

The cumulative effect of changes in accounting principle includes a $6.8 million net-of-tax gain with respect to Plains Resources less a $2.3 million net-of-tax loss related to our equity interest in PAA. The reclassification adjustment for settled contracts includes a $1.2 million loss plus a $0.5 million deferred income tax benefit. Changes in fair value of open hedging positions includes an $11.2 million loss plus a $4.4 million deferred income tax benefit. Our comprehensive loss for the six months ended June 30, 2001 was $1.9 million.

NOTE 5 -- LONG-TERM DEBT AND CREDIT FACILITIES

  10.25% Senior Subordinated Notes Due 2006

In March 2001 we exchanged $75.0 million principal amount of our 10.25% Senior Subordinated Notes Due 2006, Series E, for 10.25% Senior Subordinated Notes Due 2006, Series F. The Series F Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Series E Notes for which they were exchanged, except for certain transfer restrictions relating to the Series E Notes.

  Revolving Credit Facility

We are currently in compliance with the covenants contained in our revolving credit facility. At June 30, 2001, we could have borrowed the full $225.0 million available under the facility. No amounts were outstanding under the revolving credit facility at June 30, 2001.

NOTE 6 -- EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income from continuing operations before extraordinary items and cumulative effect of accounting change for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share amounts):

                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------
                                                           2001                             2000
                                             -------------------------------   -------------------------------
                                             Income       Shares      Per      Income      Shares      Per
                                             (Numera-     (Denomi-    Share    (Numera-    (Denomi-    Share
                                             tor)         nator)      Amount   tor)        nator)      Amount
                                             ---------    --------    ------   --------    --------    -------
Income before extraordinary item and
 cumulative effect of accounting change       $100,102                          $ 8,992
Less:  preferred stock dividends               (24,947)                          (3,694)
                                             ---------                         --------
Income available to common stockholders         75,155      19,631    $ 3.83      5,298      17,981     $0.29
                                                                      ======                           =======
Effect of dilutive securities:
Convertible preferred stock                      1,067       7,972                    -           -
Employee stock options and warrants                  -         891                    -         761
                                             ---------    --------             --------    --------
Income available to common
stockholders assuming dilution                $ 76,222      28,494    $ 2.68    $ 5,298      18,742     $0.28
                                             =========    ========    ======   ========    ========    =======

                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------
                                                           2001                             2000
                                             -------------------------------   -------------------------------
                                             Income       Shares      Per      Income      Shares      Per
                                             (Numera-     (Denomi-    Share    (Numera-    (Denomi-    Share
                                             tor)         nator)      Amount   tor)        nator)      Amount
                                             ---------    --------    ------   --------    --------    -------
Income before extraordinary item and
 cumulative effect of accounting change       $121,054                          $30,260
Less:  preferred stock dividends               (26,546)                          (7,412)
                                             ---------                         --------
Income available to common stockholders         94,508      18,547    $ 5.10     22,848      17,964     $1.27
                                                                      ======                           =======
Effect of dilutive securities:
  Convertible preferred stock                    2,666       9,349                7,412      10,935
  Employee stock options and warrants                -         861                    -         715
                                             ---------    --------             --------    --------
Income available to common
 stockholders assuming dilution               $ 97,174      28,757    $ 3.38    $30,260      29,614     $1.02
                                             =========    ========    ======   ========    ========    =======

Note 7 -- Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
(i) goodwill and intangible assets with indefinite lives will no longer be amortized; (ii) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (iii) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The issuance of SFAS 141 and SFAS 142 have no effect on our financial statements. We will account for all future business combinations in accordance with the provisions of SFAS 141 and SFAS 142.

In June 2001, the FASB also issued SFAS No. 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (i) the timing of the liability recognition, (ii) initial measurement of the liability, (iii) allocation of asset retirement cost to expense, (iv) subsequent measurement of the liability and (v) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flow.

NOTE 8 -- CONTINGENCIES

Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of the general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name the general partner and us as additional defendants. All of the federal securities claims have been consolidated into two actions. The first consolidated action was filed by purchasers of our common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action was filed by purchasers of PAA's common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

We and PAA reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001 PAA deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and PAA, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to us by agreement between special independent committees of our board of directors and the board of directors of Plains All American Inc., the then general partner of PAA ("PAAI") and now known as Plains Holdings Inc. The settlement is subject to final approval by the court. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named PAAI the then general partner of PAA, its directors and certain of its officers as defendants, and alleged that the defendants breached the fiduciary duties that they owed to PAA and its unitholders by failing to monitor properly the activities of its employees. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Sussex v. Plains All American Inc. as the operative complaint in the consolidated action. A motion to dismiss was filed on behalf of the defendants on August 11, 2000.

The plaintiffs in the Delaware derivative litigation seek that the defendants:

 . account for all losses and damages allegedly sustained by PAA from the unauthorized trading losses;

 . establish and maintain effective internal controls ensuring that PAA affiliates and persons responsible for its affairs do not engage in wrongful practices detrimental to PAA;

 . pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees and experts' fees; and

 . provide the plaintiffs any additional relief as may be just and proper under the circumstances.

An agreement in principle has been reached with the plaintiffs, subject to approval by the Delaware court, to settle the Delaware litigation by PAA making an aggregate payment of approximately $1.1 million.

Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming PAAI the then general partner of PAA, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described above. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

We intend to vigorously defend the claims made in the Texas derivative litigation. We believe that Delaware court approval of the settlement of the Delaware derivative litigation will effectively preclude prosecution of the Texas derivative litigation. However, there can be no assurance that we will be successful in our defense or that this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

We, in the ordinary course of business, are a claimant and/or defendant in various other legal proceedings. Management does not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

NOTE 9 -- CONSOLIDATING FINANCIAL STATEMENTS

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

These statements are presented because our Series A-F subordinated notes are not guaranteed by the Nonguarantor Subsidiaries. Because of the Transactions, our investment in PAA is presented on the equity method of accounting, retroactive to January 1, 2001.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED) (IN THOUSANDS)
JUNE 30, 2001

                                                      GUARANTOR      NONGUARANTOR   INTERCOMPANY
                                         PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                       ---------     ------------    ------------   ------------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents            $  13,883      $  (6,383)       $ 30,871     $       -        $  38,371
  Accounts receivable and other            5,646         31,244          (1,356)            -           35,534
  Inventory                                    -         10,306               -             -           10,306
                                       ---------      ---------        --------     ---------        ---------
                                          19,529         35,167          29,515             -           84,211
                                       ---------      ---------        --------     ---------        ---------
PROPERTY AND EQUIPMENT                   240,664        636,759               -             -          877,423
  Less allowance for depreciation,
  depletion and amortization            (216,871)      (206,212)            (49)            -         (423,132)
                                       ---------      ---------        --------     ---------        ---------
                                          23,793        430,547             (49)            -          454,291
                                       ---------      ---------        --------     ---------        ---------
INVESTMENTS IN SUBSIDIARIES
 AND INTERCOMPANY ADVANCES               544,188       (255,306)         52,222      (289,037)          52,067
                                       ---------      ---------        --------     ---------        ---------
OTHER ASSETS                               7,393         10,408               -             -           17,801
                                       ---------      ---------        --------     ---------        ---------
                                       $ 594,903      $ 220,816        $ 81,688     $(289,037)       $ 608,370
                                       =========      =========        ========     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other
   current liabilities                 $  10,728      $  49,860        $ 25,537     $       -        $  86,125
  Notes payable and other
   current obligations                         -              -               -             -                -
                                       ---------      ---------        --------     ---------        ---------
                                          10,728         49,860          25,537             -           86,125
LONG-TERM DEBT
  Bank debt                                    -              -               -             -                -
  Bank debt of subsidiary                      -              -               -             -                -
  Subordinated debt                      277,353              -               -             -          277,353
  Other                                        -          1,533               -             -            1,533
                                       ---------      ---------        --------     ---------        ---------
                                         277,353          1,533               -             -          278,886
                                       ---------      ---------        --------     ---------        ---------
OTHER LONG-TERM LAIBILITIES                3,252              -               -             -            3,252
                                       ---------      ---------        --------     ---------        ---------
DEFERRED INCOME TAXES                    112,178        (12,560)          7,898       (85,989)          21,527
                                       ---------      ---------        --------     ---------        ---------
STOCKHOLDERS' EQUITY                     191,392        181,983          48,253      (203,048)         218,580
                                       ---------      ---------        --------     ---------        ---------
                                       $ 594,903      $ 220,816        $ 81,688     $(289,037)       $ 608,370
                                       =========      =========        ========     =========        =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (IN THOUSANDS)
DECEMBER 31, 2000

                                                                       GUARANTOR      NONGUARANTOR   INTERCOMPANY
                                                          PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ---------     ------------    ------------   ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $       4       $     597        $  4,479       $       -     $    5,080
  Accounts receivable and other                            12,193          15,596         347,696               -        375,485
  Inventory                                                     -           8,063          46,781               -         54,844
                                                        ---------       ---------        --------       ---------     ----------
                                                           12,197          24,256         398,956               -        435,409
                                                        ---------       ---------        --------       ---------     ----------
PROPERTY AND EQUIPMENT                                    237,591         570,677         473,471               -      1,281,739
  Less allowance for depreciation,
  depletion and amortization                             (215,942)       (138,871)        (27,266)        (55,386)      (437,465)
                                                        ---------       ---------        --------       ---------     ----------
                                                           21,649         431,806         446,205         (55,386)       844,274
                                                        ---------       ---------        --------       ---------     ----------
INVESTMENTS IN SUBSIDIARIES AND
INTERCOMPANY ADVANCES                                     389,467        (237,286)        (23,977)       (128,204)             -
                                                        ---------       ---------        --------       ---------     ----------
OTHER ASSETS                                                8,151          16,005          90,490               -        114,646
                                                        ---------       ---------        --------       ---------     ----------
                                                        $ 431,464       $ 234,781        $911,674       $(183,590)    $1,394,329
                                                        =========       =========        ========       =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other current liabilities        $   7,105       $  46,368        $359,823       $      13     $  413,309
  Notes payable and other current obligations                   -             511           1,300               -          1,811
                                                        ---------       ---------        --------       ---------     ----------
                                                            7,105          46,879         361,123              13        415,120
LONG-TERM OBLIGATIONS
  Bank debt                                                27,300               -               -               -         27,300
  Bank debt of subsidiary                                       -               -         320,000               -        320,000
  Subordinated debt                                       277,543               -               -               -        277,543
  Other                                                         -           1,533               -               -          1,533
                                                         ---------       ---------        --------       ---------     ----------
                                                          304,843           1,533         320,000               -        626,376
                                                        ---------       ---------        --------       ---------     ----------
OTHER LONG-TERM LIABILITIES                                 2,413               -           1,009               -          3,422
                                                        ---------       ---------        --------       ---------     ----------
MINORITY INTEREST                                         (70,037)              -         232,216              92        162,271
                                                        ---------       ---------        --------       ---------     ----------
CUMULATIVE CONVERTIBLE PREFERRED STOCK                     50,000               -               -               -         50,000
                                                        ---------       ---------        --------       ---------     ----------
STOCKHOLDERS' EQUITY                                      137,140         186,369          (2,674)       (183,695)       137,140
                                                        ---------       ---------        --------       ---------     ----------
                                                        $ 431,464       $ 234,781        $911,674       $(183,590)    $1,394,329
                                                        =========       =========        ========       =========     ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (UNAUDITED) (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001

                                                                       GUARANTOR      NONGUARANTOR   INTERCOMPANY
                                                          PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ---------     ------------    ------------   ------------    ------------
Revenues
  Oil and natural gas sales                              $      -     $58,001           $      -       $       -       $ 58,001
  Other operating revenues                                      -         423                  -               -            423
                                                         --------     -------           --------       ---------       --------
                                                                -      58,424                  -               -         58,424
                                                         --------     -------           --------       ---------       --------
COSTS AND EXPENSES
  Production expenses                                           -      17,850                  -               -         17,850
  General and administrative                                9,387       2,092                  -               -         11,479
  Depreciation, depletion and amortization                  1,451       5,085                 49               -          6,585
                                                         --------     -------           --------       ---------       --------
                                                           10,838      25,027                 49               -         35,914
                                                         --------     -------           --------       ---------       --------
INCOME FROM OPERATIONS                                    (10,838)     33,397                (49)              -         22,510

OTHER INCOME (EXPENSE)
  Equity in earnings of PAA                                     -           -              3,755               -          3,755
  Equity in earnings of subsidiaries                      195,629           -                  -        (195,629)             -
  Gain on PAA units                                             -           -            148,213               -        148,213
  Interest expense                                           (945)     (5,882)                 -               -         (6,827)
  Interest and other income (expense)                        (707)       (136)               174               -           (669)
                                                         --------     -------           --------       ---------       --------
INCOME BEFORE INCOME TAXES,                               183,139      27,379            152,093        (195,629)       166,982
  Income tax (expense) benefit:
  Current                                                       -           -             (8,449)              -         (8,449)
  Deferred                                                (99,768)      7,277            (51,929)         85,989        (58,431)
                                                         --------     -------           --------       ---------       --------
NET INCOME                                                 83,371      34,656             91,715        (109,640)       100,102
  Preferred dividend requirement                          (24,947)          -                  -               -        (24,947)
                                                         --------     -------           --------       ---------       --------
INCOME ATTRIBUTABLE TO COMMON SHARES                     $ 58,424     $34,656           $ 91,715       $(109,640)      $ 75,155
                                                         ========     =======           ========       =========       ========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (UNAUDITED) (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2000

                                                                       GUARANTOR      NONGUARANTOR   INTERCOMPANY
                                                          PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ---------     ------------    ------------   ------------    ------------
Revenues
  Oil and natural gas sales                             $      -          $37,023          $        -      $ 425       $   37,448
  Other operating revenues                                     -               -                    -          -                -
  Midstream revenues                                           -               -            1,388,246       (425)       1,387,821
                                                        --------         -------           ----------      -----       ----------
                                                               -          37,023            1,388,246          -        1,425,269
                                                        --------         -------           ----------      -----       ----------
COSTS AND EXPENSES
  Production expenses                                          -          15,396                    -          -           15,396
  Midstream costs and expenses                                 -               -            1,355,473          -        1,355,473
  General and administrative                                 560           1,959                7,995          -           10,514
  Depreciation, depletion and amortization                   861           4,601                4,695          -           10,157
                                                        --------         -------           ----------      -----       ----------
                                                           1,421          21,956            1,368,163          -        1,391,540
                                                        --------         -------           ----------      -----       ----------
INCOME FROM OPERATIONS                                    (1,421)         15,067               20,083          -           33,729

OTHER INCOME (EXPENSE)
  Interest expense                                        (2,338)         (5,424)              (6,087)       906          (12,943)
  Interest and other income (expense)                       (462)             59                3,084       (906)           1,775
                                                        --------         -------           ----------      -----       ----------
INCOME BEFORE MINORITY INTEREST, INCOME TAXES,
EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                      (4,221)          9,702               17,080          -           22,561
  Minority interest in PAA                                     -               -               (7,820)         -           (7,820)
  Income tax (expense) benefit:
    Current                                                 (185)           (104)                (232)         -             (521)
    Deferred                                              (8,161)         (2,186)               5,119          -           (5,228)
                                                        --------         -------           ----------      -----       ----------
INCOME BEFORE EXTRAORDINARY ITEM                         (12,567)          7,412               14,147          -            8,992
  Extraordinary item                                           -               -               (3,623)         -           (3,623)
                                                        --------         -------           ----------      -----       ----------
NET INCOME                                               (12,567)          7,412               10,524          -            5,369
  Preferred dividend requirement                          (3,694)              -                    -          -           (3,694)
                                                        --------         -------           ----------      -----       ----------
INCOME ATTRIBUTABLE TO COMMON SHARES                    $(16,261)        $ 7,412           $   10,524      $   -       $    1,675
                                                        ========         =======           ==========      =====       ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (UNAUDITED) (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2001

                                                                   GUARANTOR       NONGUARANTOR   INTERCOMPANY
                                                       PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                     ---------    ------------     ------------   ------------    ------------
Revenues
  Oil and natural gas sales                          $      -        $116,233        $      -       $       -        $116,233
  Other operating revenues                                  -             423               -               -             423
                                                     --------        --------        --------       ---------        --------
                                                            -         116,656               -               -         116,656
                                                     --------        --------        --------       ---------        --------
COSTS AND EXPENSES
  Production expenses                                       2          34,028               -               -          34,030
  General and administrative                           10,434           5,113              13               -          15,560
  Depreciation, depletion and amortization              1,362          11,924              98               -          13,384
                                                     --------        --------        --------       ---------        --------
                                                       11,798          51,065             111               -          62,974
                                                     --------        --------        --------       ---------        --------
INCOME FROM OPERATIONS                                (11,798)         65,591            (111)              -          53,682

OTHER INCOME (EXPENSE)
  Equity in earnings of PAA                                 -               -          10,591               -          10,591
  Equity in earnings of subsidiaries                  215,368               -               -        (215,368)              -
  Gain on PAA units                                         -               -         150,171               -         150,171
  Interest expense                                     (2,266)        (11,557)              -               -         (13,823)
  Interest and other income (expense)                    (685)            423             260               -              (2)
                                                     --------        --------        --------       ---------        --------
INCOME BEFORE MINORITY INTEREST, INCOME TAXES,
EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                  200,619          54,457         160,911        (215,368)        200,619
  Minority interest in PAA                                  -               -               -               -               -
  Income tax (expense) benefit:
    Current                                             1,788               -         (10,715)              -          (8,927)
    Deferred                                         (100,071)         (3,454)        (53,102)         85,989         (70,638)
                                                     --------        --------        --------       ---------        --------
INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                  102,336          51,003          97,094        (129,379)        121,054
  Cumulative effect of accounting change                    -          (2,129)            143               -          (1,986)
                                                     --------        --------        --------       ---------        --------
NET INCOME                                            102,336          48,874          97,237        (129,379)        119,068
  Preferred dividend requirement                      (26,546)              -               -               -         (26,546)
                                                     --------        --------        --------       ---------        --------
INCOME ATTRIBUTABLE TO COMMON SHARES                 $ 75,790        $ 48,874        $ 97,237       $(129,379)       $ 92,522
                                                     ========        ========        ========       =========        ========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (UNAUDITED) (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2000

                                                                       GUARANTOR      NONGUARANTOR   INTERCOMPANY
                                                          PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ---------     ------------    ------------   ------------    ------------
Revenues
  Oil and natural gas sales                             $     -          $ 69,199      $        -      $    816       $   70,015
  Midstream revenues                                          -                 -       3,390,753          (816)       3,389,937
                                                        -------          --------      ----------      --------       ----------
                                                              -            69,199       3,390,753             -        3,459,952
                                                        -------          --------      ----------      --------       ----------
COSTS AND EXPENSES
Production expenses                                           -            30,623               -             -           30,623
Midstream costs and expenses                                  -                 -       3,321,427             -        3,321,427
General and administrative                                1,062             3,887          16,646             -           21,595
Depreciation, depletion and amortization                  1,675             8,715          14,867             -           25,257
Gain on disposition of assets                                 -                 -         (48,188)            -          (48,188)
                                                        -------          --------      ----------      --------       ----------
                                                          2,737            43,225       3,304,752             -        3,350,714
                                                        -------          --------      ----------      --------       ----------
INCOME FROM OPERATIONS                                   (2,737)           25,974          86,001             -          109,238

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries                       42,413                 -               -       (42,413)               -
Interest expense                                         (6,155)          (10,624)        (15,100)        3,062          (28,817)
Interest and other income (expense)                      (1,044)              101          10,594        (3,062)           6,589
                                                        -------          --------      ----------      --------       ----------
INCOME BEFORE MINORITY INTEREST, INCOME TAXES,
EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                     32,477            15,451          81,495       (42,413)          87,010
Minority interest in PAA                                      -                 -         (37,404)            -          (37,404)
Income tax (expense) benefit:
Current                                                    (185)             (104)           (232)            -             (521)
Deferred                                                 (6,732)           (3,628)         (8,465)            -          (18,825)
                                                        -------          --------      ----------      --------       ----------
INCOME BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   25,560            11,719          35,394       (42,413)          30,260
Extraordinary item                                            -                 -          (4,988)            -           (4,988)
Cumulative effect of accounting change                        -              (121)              -             -             (121)
                                                        -------          --------      ----------      --------       ----------
NET INCOME                                               25,560            11,598          30,406       (42,413)          25,151
Preferred dividend requirement                           (7,412)                -               -             -           (7,412)
                                                        -------          --------      ----------      --------       ----------
INCOME ATTRIBUTABLE TO COMMON SHARES                    $18,148          $ 11,598      $   30,406      $(42,413)      $   17,739
                                                        =======          ========      ==========      ========       ==========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) (IN THOUSANDS) SIX MONTHS ENDED JUNE 30, 2001

                                                                         GUARANTOR      NONGUARANTOR   INTERCOMPANY
                                                            PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                          ---------     ------------    ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                       $ 102,336        $ 48,874       $  97,237       $(129,379)      $ 119,068
 Items not affecting cash flows from operating
  activities:
  Depreciation, depletion and amortization                   1,362          11,924              98               -          13,384
  Equity in earnings of PAA                                      -               -         (10,591)              -         (10,591)
  Minority interest in income of a subsidiary             (215,368)              -               -         215,368               -
  Gain on sale of PAA units                                      -               -        (150,171)              -        (150,171)
  Distributions from PAA                                         -               -          17,907               -          17,907
  Deferred income taxes                                     100,071          4,200          53,102         (85,989)         71,384
  Cumulative effect of adoption of SFAS 133                      -           2,129            (143)              -           1,986
  Change in derivative fair value                                -           1,227               -               -           1,227
  Noncash compensation expense                               4,246               -               -               -           4,246
  Other noncash items                                          679               -               -               -             679
 Change in assets and liabilities from operating
  activities:
  Current and other assets                                  10,644          (9,252)          9,875               -          11,267
  Current and other liabilities                              3,623          (5,597)        (10,708)              -         (12,682)
                                                          ---------        --------       ---------       ---------       ---------
 Net cash provided by operating activities                   7,593          53,505           6,606               -          67,704
                                                         ---------        --------       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Properties and equipment                                   (1,987)        (60,485)              -               -         (62,472)
 Sale of PAA units                                               -               -         105,899               -         105,899
 Investment in PAA                                               -               -          (2,763)                         (2,763)
                                                         ---------        --------       ---------       ---------       ---------
 Net cash provided by (used in) investing activities        (1,987)        (60,485)        103,136               -          40,664
                                                         ---------        --------       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in long-term debt                              (27,300)              -               -               -         (27,300)
 Sale of common stock                                        2,892               -               -               -           2,892
 Treasury stock purchases                                  (39,528)              -               -               -         (39,528)
 Dividends paid                                             79,925               -         (79,925)              -               -
 Preferred stock dividends paid                             (7,648)              -               -               -          (7,648)
 Other                                                         (68)              -               -               -             (68)
                                                         ---------        --------       ---------       ---------       ---------
 Net cash provided by (used in) financing activities         8,273               -         (79,925)              -         (71,652)
                                                         ---------        --------       ---------       ---------       ---------
 Net increase (decrease) in cash and cash equivalent        13,879          (6,980)         29,817               -          36,716
 Decrease in cash due to deconsolidation of PAA                  -               -          (3,425)              -          (3,425)
 Cash and cash equivalents, beginning of period                  4             597           4,479               -           5,080
                                                         ---------        --------       ---------       ---------       ---------
 Cash and cash equivalents, end of period                $  13,883        $ (6,383)      $  30,871       $       -       $  38,371
                                                         =========        ========       =========       =========       =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) (IN THOUSANDS) SIX MONTHS ENDED JUNE 30, 2000

                                                                         GUARANTOR      NONGUARANTOR   INTERCOMPANY
                                                            PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                          ---------     ------------    ------------   ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  25,560        $ 11,598       $  30,406        $(42,413)      $  25,151
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation, depletion, and amortization                  1,675           8,715          14,867               -          25,257
  Gain on sale of assets                                         -               -         (48,188)              -         (48,188)
  Minority interest in income of a subsidiary                    -               -          30,434               -          30,434
  Equity in earnings of subsidiary                         (42,413)              -               -          42,413               -
  Cumulative effect of accounting change                         -             121               -               -             121
  Deferred income tax                                        6,732           3,628           5,275               -          15,635
  Other noncash items                                        5,731               -           4,712               -          10,443
Change in assets and liabilities resulting from
 operating activities:
  Current and other assets                                  (7,702)         (5,720)        163,689               -         150,267
  Current and other liabilities                              1,520             637        (207,607)              -        (205,450)
  Advances from (to) affiliates                            125,773           4,921        (130,694)               -               -
                                                         ---------        --------       ---------        --------       ---------
NET CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                            116,876          23,900        (137,106)              -           3,670
                                                         ---------        --------       ---------        --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Midstream properties and equipment                               -               -          (5,009)              -          (5,009)
0.1 and gas properties and equipment                        (1,108)        (27,440)              -               -         (28,548)
Other properties and equipment                                (117)         (1,173)           (537)              -          (1,827)
Proceeds from sale of assets                                     -               -         223,859               -         223,859
                                                         ---------        --------       ---------        --------       ---------
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                             (1,225)        (28,613)        218,313               -         188,475
                                                         ---------        --------       ---------        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in long-term debt                              (122,300)              -         (42,850)              -        (165,150)
Net change in short-term debt                                    -               -         (55,719)              -         (55,719)
Costs incurred in connection with financing arrangements         -               -          (6,500)              -          (6,500)
Dividends paid                                              (6,043)              -               -               -          (6,043)
Distribution to unitholders                                 12,474               -         (26,973)              -         (14,499)
Other                                                         (385)              -               -               -            (385)
                                                         ---------        --------       ---------        --------       ---------
NET CASH PROVIDED BY
 (USED IN) FINANCING ACTIVITIES                           (116,254)              -        (132,042)              -        (248,296)
                                                         ---------        --------       ---------        --------       ---------
Net decrease in cash and cash equivalents                     (603)         (4,713)        (50,835)              -         (56,151)
Cash and cash equivalents, beginning of period               9,241           5,134          53,853               -          68,228
                                                         ---------        --------       ---------        --------       ---------
Cash and cash equivalents, end of period                 $   8,638        $    421       $   3,018        $      -       $  12,077
                                                         =========        ========       =========        ========       =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Prior to the second quarter of 2001 we described Plains Resources Inc. as an independent energy company that was engaged in two related lines of business within the energy sector industry. The first line of business, which we referred to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. The second line of business, which we referred to as "midstream", engaged in the marketing, transportation and terminalling of crude oil. The midstream business was conducted through our majority ownership in Plains All American Pipeline, L.P. ("PAA"). For financial statement purposes, the assets, liabilities and earnings of PAA were included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.

We have undergone a significant corporate reorganization. In a series of transactions on June 8, 2001, we sold a portion of our interest in PAA to a group of investors and certain members of PAA management for aggregate consideration of approximately $155 million (consisting of $110 million in cash and $45 million in Series F Preferred Stock) and recognized a pre-tax gain of $128.6 million. In addition, certain holders of shares of our Series F Cumulative Convertible Preferred Stock (the "Series F Preferred Stock") and Series H Convertible Preferred Stock (the "Series H Preferred Stock") converted such shares into shares of our common stock (the "Transactions"). We sold (i)
5.2 million Subordinated Units of PAA (the "Subordinated Units") for $69.5 million in cash and the redemption of 23,108 shares of Series F Preferred Stock, valued at $45 million; and (ii) an aggregate 54% ownership interest in the general partner of PAA for $40.5 million in cash. In addition, the investor group and certain other stockholders converted 26,892 shares of Series F Preferred Stock and 132,022 shares of Series H Preferred Stock into a total of
6.6 million shares of our common stock. As a result of the Transactions, all of the Series F Preferred Stock and all but approximately 36,000 shares of the Series H Preferred Stock were retired or converted. Also as a result of the Transactions, certain of our employees received transaction-related bonuses and other payments and vested in benefits in accordance with the terms of certain of our employee benefit plans. Certain members of PAA management have the option to acquire an aggregate additional 2% ownership interest in the general partner of PAA.

The excess of the fair value of the Series F Preferred Stock redeemed as consideration for the PAA Units over the carrying value of the Series F Preferred Stock is deemed to be a dividend to preferred stockholders and is deducted in determining the income available to common stockholders for the purpose of determining basic and fully diluted earnings per share.

In connection with the conversion of the Series F Preferred Stock into common stock, we made a $2.5 million payment representing a 20% premium to the amount of dividends that would accrue on the Series F Preferred Stock between the closing of the Transactions and the first date we could potentially cause such conversion.

The Subordinated Units are subordinated in right to distributions from PAA and are not publicly traded, however, PAA's partnership agreement provides that, if certain financial tests are met, the Subordinated Units (including those retained by us) will convert into common units on a one-for-one basis commencing in 2003. In connection with the Transactions we entered into Value Assurance Agreements with such purchasers of the Subordinated Units under the terms of which we will pay the purchasers an amount per fiscal year, payable on a quarterly basis, equal to $1.85 per unit less the actual amount distributed during that year. The Value Assurance Agreements will expire upon the earlier of
(a) the conversion of all of the Subordinated Units to common units or (b) June 8, 2006. PAA recently announced a quarterly distribution, payable in the third quarter of 2001, of $0.50 per unit ($2.00 annualized).

At March 31, 2001, our aggregate ownership interest in PAA was approximately 54%. Following the sale of common units by PAA in a public equity offering in May 2001 and the Transactions, our aggregate ownership interest in PAA is approximately 33%. Our aggregate ownership in consists of: (i) a 46% ownership interest in the 2% general partner interest and incentive distribution rights,
(ii) 45%, or approximately 4.5 million, of the Subordinated Units and (iii) 28% or approximately 7.9 million of the common units (including approximately 1.3 million Class B common units). As a result of the Transactions, our minority investment in PAA is accounted for using the equity method of accounting presented retroactively to January 1, 2001. Under the equity method, we no longer consolidate the assets, liabilities and operating activities of PAA, but instead record our proportionate share of PAA's results of operations.

As a result of the Transactions, our primary line of business is upstream. While our 33% ownership in PAA represents a significant investment in the midstream business, because of the reduced ownership and the inability to control the operations of PAA, it is no longer considered to be a line of business of ours. PAA continues to be the purchaser of all our crude oil production.

Also, in connection with the Transactions, we entered into a separation agreement with PAA pursuant to which, among other things, (a) we agreed to indemnify PAA, the general partner of PAA, and the subsidiaries of PAA against any losses or liabilities resulting from (i) the operation of the upstream business or (ii) federal or state securities laws, or the regulations of any self-regulatory authority, or other similar claims resulting from acts or omissions by us, our subsidiaries, PAA or PAA's subsidiaries on or before the closing of the Transactions; and (b) PAA agreed to indemnify us and our subsidiaries against any losses or liabilities resulting from the operation of the midstream business. We also entered into a pension and employee benefits assumption and transition agreement pursuant to which the general partner of PAA and us agreed to the transition of certain employees to such general partner, the provision of certain benefits with respect to such transfer, and the provision of other transition services by us.

In addition, in connection with the Transactions, our Board of Directors elected James C. Flores Chairman of the Board and Chief Executive Officer and has also elected a new Chief Operating Officer, Chief Financial Officer and General Counsel/Secretary. We have entered into an employment agreement, a performance stock option agreement and a registration rights agreement with Mr. Flores.

RESULTS OF OPERATIONS

As a result of the change to the equity method of accounting for our investment in PAA, our income statement presentation for 2001 is not comparable to our income statement presentation for 2000. The following table reflects our 2001 income statement compared to our 2000 income statement adjusted to reflect PAA on the equity method of accounting. Our discussion of the results of operations will be based on the income statement presentation reflected herein.

                                                    3 MONTHS ENDED JUNE 30,  6 MONTHS ENDED JUNE 30,
                                                    -----------------------  -----------------------
                                                        2001        2000        2001        2000
                                                     --------     --------    --------    --------
                                                                  PRO FORMA               PRO FORMA
REVENUES
 Crude oil and liquids                               $ 45,655     $ 34,334    $ 92,715    $ 64,640
 Natural gas                                           12,346        2,689      23,518       4,559
 Other operating revenues                                 423            -         423           -
                                                     --------     --------    --------    --------
                                                       58,424       37,023     116,656      69,199
                                                     --------     --------    --------    --------
COSTS AND EXPENSES
 Production costs                                      17,850       15,396      34,030      30,623
 General and administrative                            11,479        2,566      15,560       5,020
 Depletion, depreciation and amortization               6,585        5,496      13,384      10,458
                                                     --------     --------    --------    --------
                                                       35,914       23,458      62,974      46,101
                                                     --------     --------    --------    --------
INCOME FROM OPERATIONS                                 22,510       13,565      53,682      23,098
OTHER INCOME (EXPENSE)
 Equity in earnings of PAA                              3,755        9,244      10,591      43,959
 Gain on PAA Units                                    148,213            -     150,171           -
 Interest expense                                      (6,827)      (7,762)    (13,823)    (16,779)
 Interest and other income and expense                   (669)        (306)         (2)       (672)
                                                     --------     --------    --------    --------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEMS
 AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE           166,982       14,741     200,619      49,606
 Income Taxes
  Current expense                                      (8,449)        (521)     (8,927)       (521)
  Deferred expense                                    (58,431)      (5,228)    (70,638)    (18,825)
                                                     --------     --------    --------    --------
INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE               100,102        8,992     121,054      30,260
 Extraordinary item                                         -       (3,623)          -      (4,988)
 Cumulative effect of accounting change                     -            -      (1,986)       (121)
                                                     --------     --------    --------    --------
NET INCOME                                            100,102        5,369     119,068      25,151
 Preferred dividend requirement                       (24,947)      (3,694)    (26,546)     (7,412)
                                                     --------     --------    --------    --------
INCOME ATTRIBUTABLE TO COMMON SHARES                 $ 75,155     $  1,675    $ 92,522    $ 17,739
                                                     ========     ========    ========    ========

The following table reflects the components of our oil and gas revenues and sets forth our revenues and costs and expenses on a BOE basis:


                                          3 MONTHS ENDED JUNE 30,  6 MONTHS ENDED JUNE 30,
                                          -----------------------  -----------------------
                                              2001        2000         2001       2000
                                            -------     -------      -------    -------
DAILY AVERAGE SALES VOLUMES
 Total
  Oil and liquids (Bbls)                     23,693      24,018       24,657     22,821
  Natural Gas (Mcf)                           9,695       8,275        8,989      7,935
  BOE                                        25,309      25,397       26,156     24,144

 Oil and Liquids (Bbls)
  Onshore California                         15,938      13,699       15,330     13,615
  Offshore California                         3,490       4,543        3,654      4,280
  Illinois                                    2,705       2,858        2,749      2,848
  Florida                                     1,560       2,918        2,924      2,078
                                            -------     -------      -------    -------
                                             23,693      24,018       24,657     22,821
                                            =======     =======      =======    =======
 Natural Gas (Mcf)
  Onshore California                          9,695       8,275        8,989      7,935
                                            =======     =======      =======    =======
UNIT ECONOMICS (IN DOLLARS)
 Average Liquids Sales Price ($/Bbl)
  Average NYMEX                             $ 27.98     $ 28.69      $ 28.40    $ 28.73
  Hedging gain (loss)                         (1.54)      (7.86)       (1.66)     (8.31)
  Differential                                (5.26)      (4.93)       (5.97)     (4.66)
                                            -------     -------      -------    -------
  Net realized                              $ 21.18     $ 15.90      $ 20.77    $ 15.76
                                            =======     =======      =======    =======
 Average Gas Sales Price ($/Mcf)            $ 14.00     $  3.57      $ 14.45    $  3.16

 Average Sales Price per BOE(1)             $ 25.19     $ 16.20      $ 24.55    $ 15.93
 Average Production Costs per BOE             (7.75)      (6.66)       (7.19)     (6.97)
                                            -------     -------      -------    -------
 Gross Margin per BOE                         17.44        9.54        17.36       8.96
 G&A per BOE (2)                              (1.62)      (1.09)       (1.42)     (1.13)
                                            -------     -------      -------    -------
 Gross Profit per BOE                       $ 15.82     $  8.45      $ 15.94    $  7.83
                                            =======     =======      =======    =======
 DD&A per BOE (oil and gas properties)      $  2.64     $  2.21      $  2.64    $  2.21

  (1) BOE - barrel of oil equivalent
  (2) Excludes costs associated with corporate reorganization and noncash compensation expense.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Total revenues for 2001 were 58% higher than in 2000, primarily reflecting higher realized prices for oil and gas. Realized oil prices increased by 33% from $15.90 per barrel in 2000 to $21.18 per barrel in 2001. The 2000 realized price was significantly impacted by hedges that were put into place in the latter part of 1999 when crude oil prices were considerably lower. Average natural gas sales prices increased significantly, from $3.57 per Mcf in 2000 to $14.00 per Mcf in 2001, reflecting the well-publicized high natural gas prices in California.

Oil sales volumes for the two periods were approximately the same, with higher sales in onshore California, reflecting the continuing development of our producing properties, being partially offset by lower sales in Florida resulting primarily from the timing of deliveries to purchasers. Due to the location of our Florida properties and the transportation issues involved, reported sales volumes are impacted by the timing of the barges that transport the crude oil. Oil production volumes averaged 24,936 barrels per day in the second quarter of 2001, a 5% increase over the 23,688 barrels per day in the second quarter of 2000. Natural gas sales volumes increased by 17%, again reflecting the continuing development of our California properties.

Production costs increased by $2.5 million from $6.66 per BOE in 2000 to $7.75 per BOE in 2001, primarily reflecting higher costs for electricity and fuels. General and administrative expense includes approximately $7.8 million of nonrecurring costs, primarily associated with the corporate reorganization. Such amounts include $4.2 million of noncash compensation that is primarily associated with the vesting of performance-based stock options. On an ongoing basis, general and administrative expense is expected to return to the $2.6 million level reported in 2000. Depletion, depreciation and amortization ("DD&A") increased by $1.1 million, primarily due to an increase in the DD&A rate with respect to oil and gas properties from $2.21 per BOE in 2000 to $2.64 per BOE in 2001.

Equity in earnings of PAA represents our interest in the income before extraordinary items of PAA of $7.1 million in 2001 and $17.1 million in 2000.
We reported equity in earnings of $3.8 million in 2001 compared to $3.3 million in 2000 (after deducting our $5.9 million equity in PAA's extraordinary item). Our equity in earnings for 2001 was reduced by our $1.9 million share of PAA's noncash compensation expenses related to the vesting of partnership units in connection with the Transactions. The 2001 amounts reflect the reduction in our interest to approximately 33% effective June 8, 2001 as a result of the Transactions.

The gain on PAA units reflects: (i) a $19.6 million gain resulting from the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from PAA's recent public offering of common units; and (ii) a $128.6 million gain resulting from the sale of a portion of our investment in PAA as discussed in "General".

Interest expense decreased from $7.8 million in 2000 to $6.8 million in 2001, reflecting lower bank debt and interest rates.

The extraordinary item in 2000 represents our equity in a $11.0 million extraordinary item of PAA (net of related income taxes).

Preferred dividends include: (i) a $21.4 million deemed preferred dividend representing the difference between the fair value of the Series F Preferred Stock tendered as consideration in the Transactions and our carrying value of such stock; and (ii) a $2.5 million inducement-to-convert payment made to certain holders of Series F Preferred Stock.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Total revenues for 2001 were 69% higher than in 2000, primarily reflecting higher realized prices for oil and gas. Realized oil prices increased by 32% from $15.76 per barrel in 2000 to $20.77 per barrel in 2001. The 2000 realized price was significantly impacted by hedges that were put into place in the latter part of 1999 when crude oil prices were considerably lower. Average natural gas sales prices increased significantly, from $3.16 per Mcf in 2000 to $14.45 per Mcf in 2001, reflecting the well-publicized high natural gas prices in California.

Oil sales volumes for the two periods were approximately the same, with higher sales in onshore California, reflecting the continuing development of our producing properties, being partially offset by lower sales in Florida resulting primarily from the timing of deliveries to purchasers. Oil production volumes averaged 24,551 barrels per day the first half of 2001, a 7% increase over the 22,930 barrels per day in the first half of 2000. Natural gas sales volumes increased by 13%, again reflecting the continuing development of our California properties.

Production costs increased by $3.4 million from $6.97 per BOE in 2000 to $7.19 per BOE in 2001, primarily reflecting higher costs for electricity and fuels. General and administrative expense includes approximately $8.8 million of nonrecurring costs, primarily associated with the corporate reorganization. Such amounts include $4.2 million of noncash compensation that is primarily associated with the vesting of performance-based stock options. DD&A increased by $2.9 million, primarily due to an increase in the DD&A rate with respect to oil and gas properties from $2.21 per BOE in 2000 to $2.64 per BOE in 2001.

Equity in earnings of PAA represents our interest in the income before extraordinary items of PAA of $19.6 million in 2001 and $81.4 million in 2000. PAA's earnings in 2000 included a $48.2 million gain on the sale of assets. We reported equity in earnings of $10.6 million in 2001 compared to $35.7 million in 2000 (after deducting our $8.2 million equity in PAA's extraordinary item). Our equity in earnings for 2001 was reduced by our $1.9 million share of PAA's noncash compensation expenses related to the vesting of partnership units in connection with the Transactions. The 2001 amounts reflect the reduction in our interest in PAA to approximately 33% effective June 8, 2001 as a result of the Transactions.

The gain on PAA units reflects: (i) a $19.6 million gain resulting from the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from PAA's recent public offering of common units; (ii) a $128.6 million gain resulting from the sale of a portion of our investment in PAA as discussed in

"General"; and (iii) a $2.0 million gain in the first quarter of 2001 related to the vesting of certain unit grants. Interest expense decreased from $16.8 million in 2000 to $13.8 million in 2001, reflecting lower bank debt and interest rates.

The extraordinary item in 2000 represents our equity in a $15.1 million extraordinary item of PAA (net of related income taxes). The cumulative effect of accounting change in 2001 represents the effect of the adoption, effective January 1, 2001, of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as discussed in Note 3. to the Consolidated Financial Statements. The cumulative effect of accounting change in 2000 represents the effect of the adoption of SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" which requires that we record revenue from crude oil production in the period it is sold as opposed to when it is produced and carry any unsold production in inventory.

Preferred dividends include: (i) a $21.4 million deemed preferred dividend representing the difference between the fair value of the Series F Preferred Stock tendered as consideration in the Transactions and our carrying value of such stock; and (ii) a $2.5 million inducement-to-convert payment made to certain holders of Series F Preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transactions, at June 30, 2001 we had no bank debt (we do still have $275 million of subordinated debt), full availability under our $225 million revolving credit facility and $38.4 million in cash. Our Series F Preferred Stock has been eliminated, saving approximately $5 million a year in dividends. In addition, our Standard & Poor's general corporate rating has been increased from BB- to BB with Stable Outlook.

We expect capital expenditures for the second half of 2001 to be $51 to $56 million, all of which will be funded by cash on hand and cash generated by operations.

In the first half of 2001 we purchased 1.6 million shares of treasury stock for $39.5 million, completing the three million common share repurchase program which had been approved by the Board of Directors. The Board has approved a new five million share repurchase program.

One measure we use to evaluate our performance is recurring earnings before interest, taxes and DD&A ("EBITDA"). Recurring Upstream EBITDA for the second quarter and first six months of 2001 was $39.2 million and $80.3 million, respectively, compared to $20.3 million and $37.3 million, respectively, for the same periods in 2000. The increases in 2001 primarily reflect higher net realized prices for crude oil and natural gas. Recurring Upstream EBITDA is calculated as Income from Operations plus (i) DD&A; (ii) reorganization costs;
(iii) noncash compensation; and (iv) the change in the fair value of hedge options ($2.3 million and $4.4 million in the second quarter and first six months of 2001, respectively). Combined Recurring EBITDA (Upstream EBITDA plus distributions received from PAA) was $48.3 million and $98.2 million for the three and six months ended June 30, 2001, respectively, compared to $28.9 million and $49.7 million, respectively, for the same periods in 2000. In the second quarter of 2001 we received a cash distribution from PAA of $9.1 million, including $0.5 million for our 100% interest in the general parter. Based on the $0.50 per unit distribution recently declared by PAA and our reduced ownership interest, the distribution we will receive in the third quarter of 2001 will be approximately $6.7 million, including $0.3 million for our 46% interest in the general partner.

Cash provided by operating activities for the first six months of 2001 totaled $67.7 million and net proceeds from the Transactions totaled $105.9 million. Our primary expenditures were capital expenditures of $62.5 million, retirement of debt of $27.3 million and purchases of treasury stock of $39.5 million. Cash increased by $36.7 million during the period.

Since our announcement in November 1999 of PAA's losses resulting from unauthorized trading by a former employee, numerous class action lawsuits have been filed against PAA, certain of its general partner's officers and directors and in some of these cases, its then general partner and us alleging violations of the federal securities laws. In addition, derivative lawsuits were filed against PAA's then general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to PAA and its unitholders by failing to monitor properly the activities of its traders. These suits, for the most part, have been settled. See Part II - "Other Information"
- Item 1. -"Legal Proceedings."

Although we maintain an inspection program designed to prevent and, as applicable, to detect and address releases of crude oil into the environment from our upstream operations, we may experience such releases in the future, or discover releases that were previously unidentified. Damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business.

OUTLOOK

  Our activities are affected by changes in crude oil prices, which historically have been volatile. Although we have routinely hedged a substantial portion of our crude oil production and intend to continue this practice, substantial future crude oil price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low crude oil prices could affect our ability to raise capital on favorable terms. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow.

To manage our exposure to commodity price risk, we routinely hedge a portion of our crude oil production. For the second half 2001, we have entered into various arrangements, using a combination of swaps, collars and purchased puts and calls, which will provide for us to receive an average minimum NYMEX price of approximately $22.73 per barrel on 20,500 barrels per day with full market price participation up to an average of $26.59 per barrel. We then have further upside participation on approximately 29% of those hedged barrels to $30.00 per barrel, upside participation on 59% of hedged barrels beyond a NYMEX price of $30.00 and 100% upside participation on hedged barrels above a NYMEX price of $35.74.

For 2002, we have entered into various arrangements that provide for us to receive an average minimum NYMEX price of $23.56 per barrel on 19,000 barrels per day with full market price participation on 20% of the hedged barrels up to $35.17 per barrel and 100% upside participation on approximately 68% of the hedged barrels beyond $35.17.

For 2003, we have hedged 5,000 barrels per day at an average minimum NYMEX price of $23.23 per barrel.

Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices for 2001, 2002 and 2003. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel. The fair value of the hedges is included in our balance sheet at June 30, 2001. Our management intends to continue to maintain hedging arrangements for a significant portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if crude oil prices decline below the prices at which these hedges are set. But ceiling prices in our hedges may cause us to receive less revenue on the hedged volumes than we would receive in the absence of hedges. See "Quantitative and Qualitative Disclosures About Market Risk".

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
(i) goodwill and intangible assets with indefinite lives will no longer be amortized; (ii) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (iii) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The issuance of SFAS 141 and SFAS 142 have no effect on our financial statements. We will account for all future business combinations in accordance with the provisions of SFAS 141 and SFAS 142.

In June 2001, the FASB also issued SFAS No. 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (i) the timing of the liability recognition, (ii) initial measurement of the liability, (iii) allocation of asset retirement cost to expense, (iv) subsequent measurement of the liability and (v) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flow.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage our exposure, we monitor our expectations of future commodity prices and interest rates when making decisions with respect to risk management. We do not enter into derivative transactions for speculative trading purposes that would expose us to price risk. Substantially all of our derivative contracts are exchanged or traded with major financial institutions and the risk of credit loss is considered remote.

On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138 ("SFAS 133"). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Stockholders' Equity, to the extent the hedge is effective.

We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude oil sales. The derivative instruments consist primarily of option contracts traded on the New York Mercantile Exchange and crude oil swap contracts entered into with financial institutions. We do not currently have any natural gas hedges. We also utilize interest rate swaps and collars to manage the interest rate exposure on our long-term debt.

During the first six months of 2001 losses of $7.6 million (which were included in the cumulative effect adjustment) were transferred from OCI and the fair value of open positions decreased $7.0 million. At December 31, 2000, we had an interest rate swap arrangement to protect interest rate fluctuations on a portion of our outstanding debt. The position was terminated prior to maturity and as such $0.9 million related to such position was relieved from OCI at June 30, 2001 and the associated debt was repaid.

At June 30, 2001, a $1.9 million unrealized loss was recorded to OCI together with related assets and liabilities of $2.8 million and $4.0 million, respectively, and oil and gas revenues include a $4.4 million non-cash loss related to the ineffective portion of the cash flow hedges, representing the fair value change in the time value of certain options. Our hedge related assets are included in other current assets ($3.2 million) and other assets ($2.3 million) and our hedge related liabilities are included in other current liabilities ($4.3 million) and other long-term liabilities ($1.0 million). As of June 30, 2001, $1.4 million of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. No amounts were excluded from the computation of hedge effectiveness. At June 30, 2001, there were no positions which did not qualify for hedge accounting.

At June 30, 2001, we had the following open crude oil hedge positions (barrels per day):


                                      ----------------
                                            2001
                                      ----------------
                                      3rd Qtr  4th Qtr   2002     2003
Collars
  Average floor price $20.00/bbl
  Average cap price $27.00/bbl
  Average cap limit $30.00/bbl          6,000   6,000        -       -
Puts
  Average price $20.00/bbl              6,000   6,000        -       -
  Average price $20.31/bbl                  -       -    4,000       -
Calls
  Average price $35.74/bbl              9,000   9,000        -       -
  Average price $35.17/bbl                  -       -    9,000       -
Swaps
  Average price $26.59/bbl              8,500   8,500        -       -
  Average price $24.42/bbl                  -       -   15,000       -
  Average price $23.23/bbl                  -       -        -   5,000


Our collars consist of three separate options: a purchased put, which establishes a floor price, a sold call which establishes a cap price and a purchased call which gives us upside potential at a price above the cap price.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of the general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name the general partner and us as additional defendants. All of the federal securities claims have been consolidated into two actions. The first consolidated action was filed by purchasers of our common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action was filed by purchasers of PAA's common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

  We and PAA reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, PAA deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and PAA, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to us by agreement between special independent committees of our board of directors and the board of directors of Plains All American Inc., the then general partner of PAA ("PAAI") and now known as Plains Holdings, Inc. The settlement is subject to final approval by the court. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named PAAI, the then general partner of PAA, its directors and certain of its officers as defendants, and alleged that the defendants breached the fiduciary duties that they owed to PAA and its unitholders by failing to monitor properly the activities of its employees. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Sussex v. Plains All American Inc. as the operative complaint in the consolidated action. A motion to dismiss was filed on behalf of the defendants on August 11, 2000.

  The plaintiffs in the Delaware derivative litigation seek that the defendants:

 . account for all losses and damages allegedly sustained by PAA from the unauthorized trading losses;

 . establish and maintain effective internal controls ensuring that PAA affiliates and persons responsible for its affairs do not engage in wrongful practices detrimental to PAA;

 . pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees and experts' fees; and

 . provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  An agreement in principle has been reached with the plaintiffs, subject to approval by the Delaware court, to settle the Delaware litigation by PAA making an aggregate payment of approximately $1.1 million.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming PAAI the then general partner of PAA, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described above. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

  We intend to vigorously defend the claims made in the Texas derivative litigation. We believe that Delaware court approval of the settlement of the Delaware derivative litigation will effectively preclude prosecution of the Texas derivative litigation. However, there can be no assurance that we will be successful in our defense or that this lawsuit will not have a material adverse effect on our financial position or results of operations or cash flows.

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

ITEMS 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were presented for approval to stockholders of record on June 11, 2001 at the Company's 2001 annual meeting of stockholders which was held on July 11, 2001 in Houston, Texas:


(i) Election of Directors:

                                                                                                   ABSTAINED OR
                                                                          FOR         AGAINST        WITHHELD
                                                                          ---         -------        --------
     James C. Flores                                                 23,149,226          -            229,029
     Jerry L. Dees                                                   23,149,186          -            229,069
     Tom H. Dellmitros                                               23,149,186          -            229,069
     William H. Hitchcock                                            23,148,976          -            229,279
     Dan M. Krausse                                                  23,149,186          -            229,069
     John H. Lollar                                                  23,149,186          -            229,069
     D. Martin Phillips                                              23,149,186          -            229,069
     Robert V. Sinnott                                               23,149,186          -            229,069
     J. Taft Symonds                                                 23,149,186          -            229,069

(ii) Ratification of PricewaterhouseCoopers LLC, independent certified public accountants, as auditors of the Company's
     financial statements for 2001.                                  22,526,408         851,559           288

(iii) Approval of 2001 Stock Incentive Plan                          12,525,319       6,761,604     4,091,332


Of the 24,325,545 shares of common stock issued and outstanding on June 11, 2001, 23,378,255 were voted.

All matters received the required number of votes for approval.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     2.1 Unit Transfer and Contribution Agreement, dated as of May 8, 2001, among Sable Investments, L.P., Sable Holdings, L.P., James C. Flores, Plains Resources Inc., Plains All American Inc. and PAAI LLC (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on May 10, 2001).

     2.2 Unit Transfer and Contribution Agreement, dated as of May 8, 2001, among KAFU Holdings, LLC, Plains Resources Inc., Plains All American Inc., and PAAI LLC (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 10, 2001).

     2.3 First Amendment, dated as of June 8, 2001, to Unit Transfer and Contribution Agreement, dated as of May 8, 2001, among KAFU Holdings, LLC, Plains Resources Inc., Plains All American Inc., and PAAI LLC (incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K filed on June 13, 2001).

     2.4 Unit Transfer and Contribution Agreement, dated as of May 8, 2001, among E-Holdings III, L.P., Plains Resources Inc., Plains All American Inc. and PAAI LLC (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on May 10, 2001).

     2.5 First Amendment, dated as of June 8, 2001, to Unit Transfer and Contribution Agreement, dated as of May 8, 2001, among E-Holdings III, L.P., Plains Resources Inc., Plains All American Inc. and PAAI LLC (incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K filed on June 13, 2001).

     2.6 Unit Transfer and Contribution Agreement, dated as of June 8, 2001, among Strome Hedgecap Fund, L.P., Plains Resources Inc., Plains All American Inc. and PAAI LLC (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on June 13, 2001).

     2.7 Unit Transfer and Contribution Agreement, dated as of June 8, 2001, among Mark E. Strome, Plains Resources Inc., Plains All American Inc., and PAAI LLC (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed on June 13, 2001).

     2.8 Unit Transfer and Contribution Agreement, dated as of June 8, 2001, among John T. Raymond, Plains Resources Inc., Plains All American Inc. and PAAI LLC (incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K filed on June 13, 2001).

     2.9 Contribution Agreement, dated as of June 8, 2001, among PAA Management, L.P., Plains Resources Inc., Plains All American Inc., and PAAI LLC (incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K filed on June 13, 2001).

     3.1* First Amendment to the Plains Resources Inc. Bylaws.

    10.1  Employment Agreement, dated as of May 8, 2001 between Plains
          Resources Inc. and James C. Flores, dated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).
    10.2* Performance Stock Option Agreement, dated as of May 8, 2001 between
          Plains Resources Inc. and James C. Flores
    10.3* Separation Agreement dated as of June 8, 2001 by and among Plains
          Resources Inc., Plains All American Inc., Plains All American GP LLC, Plains AAP, LP and Plains All American Pipeline, L.P.
    10.4* Pension and Employee Benefits Assumption and Transition Agreement,
          dated as of June 8, 2001, by and between, Plains Resources Inc., Plains All American Inc. and Plains All American GP LLC.
    10.5* Value Assurance Agreement, dated as of June 8, 2001 by and among
          Plains Resources Inc. and Sable Holdings L.P. and schedule of other Value Assurance Agreements substantially identical thereto.
    10.6* Contribution, Assignment and Amendment Agreement, dated as of
          June 8, 2001, between Plains All American Inc., Plains AAP, L.P. and Plains All American GP LLC.
    10.7* Registration Rights Agreement, dated as of May 8, 2001, among Plains
          Resources Inc. and James C. Flores.
    10.8* Registration Rights Agreement, dated as of June 8, 2001, among Plains
          Resources Inc., Strome Hedgecap Fund L.P., Strome Series Fund 1, Strome Series Fund 2 and Mark E. Strome.
    10.9* Registration Rights Agreement, dated as of June 8, 2001, among
          Plains All American Pipeline, L.P., Sable Holdings, L.P., E-Holdings III, L.P., KAFU Holdings, LP, PAA Management, L.P., Mark E. Strome, Strome Hedgecap Fund, L.P., John T. Raymond, and Plains All American Inc.
   10.10* Registration Rights Agreement dated as of June 8, 2001, among Plains
          Resources Inc. and EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC.
   10.11* Registration Rights Agreement, dated as of June 8, 2001 among Plains
          Resources Inc. and Kayne Anderson Capital Advisors, L.P.
   10.12* Amended and Restated Limited Liability Company Agreement of Plains All
          American GP LLC, dated as of June 8, 2001.
   10.13* Amended and Restated Limited Partnership Agreement of Plains AAP,
          L.P., dated June 8, 2001.
   10.14* Eighth Amendment to Fourth Amended and Restated Credit Agreement dated as of May 30, 2001 by and among Plains Resources Inc. and First Union National Bank, as Agent.
   10.15* Plains Resources Inc. 2001 Stock Incentive Plan.
   10.16* Amendment and Transfer Agreement-Plains Resources Inc. 401(k) Plan
          and Trust and the Plains All American 401(k) Plan and Trust.
   -----------------
   * Filed herewith

B.   Reports on Form 8-K

     A Current Report on Form 8-K was filed on May 10, 2001 with respect to the signing of a definitive agreement to sell a portion of our interest in Plains All American Pipeline, L.P. to an investor group.

     A Current Report on Form 8-K was filed on June 13, 2001 with respect to the consummation of the transactions to sell a portion of our interest in Plains All American Pipeline, L.P. to an investor group and to file proforma financial statements with respect to such transactions.

     A Current Report on Form 8-K was filed on July 17, 2001 with respect to the approval by the Board of Directors of a five million share common stock repurchase program.

     A Current Report on Form 8-K was filed on August 8, 2001 with respect to current estimates of certain results for the third quarter of 2001, the fourth quarter of 2001 and the year 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                   PLAINS RESOURCES INC.



Date:   August 14, 2001            By:  /s/ Cynthia A. Feeback
                                        --------------------------------
                                      Cynthia A. Feeback, Vice President -
                                      Accounting and Treasurer
                                      (Principal Accounting Officer)