Form 10-Q
period 2001-09-30
PLAINS RESOURCES INC
filed 2001-11-09
CIK 350426

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

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

          23,314,000 shares of common stock $0.10 par value, issued and outstanding at October 31, 2001.

================================================================================

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                                     Page
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets:
         September 30, 2001 and December 31, 2000..................................................................     3
Consolidated Income Statements:
         For the three and nine months ended September 30, 2001 and 2000...........................................     4
Condensed Consolidated Statements of Cash Flows:
         For the nine months ended September 30, 2001 and 2000.....................................................     5
Notes to Consolidated Financial Statements.........................................................................     6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................................................................    21

PART II. OTHER INFORMATION.........................................................................................    31

                   PLAINS RESOURCES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)

                                                                                September 30,      December 31,
                                                                                    2001               2000
                                                                               --------------     -------------
                                                                                (unaudited)
                                      ASSETS

Current Assets
  Cash and cash equivalents                                                    $       17,345     $       5,080
  Accounts receivable and other                                                        35,199           375,485
  Inventories
     Crude oil                                                                          2,614            49,261
     Materials and supplies                                                             5,553             5,583
                                                                               --------------     -------------
                                                                                       60,711           435,409
                                                                               --------------     -------------
Property and Equipment
  Oil and natural gas properties - full cost method                                   912,210           804,826
  Crude oil pipeline, gathering and terminal assets                                         -           470,460
  Other property and equipment                                                          3,972             6,453
                                                                               --------------     -------------
                                                                                      916,182         1,281,739
  Less allowance for depreciation, depletion and amortization                        (430,024)         (437,465)
                                                                               --------------     -------------
                                                                                      486,158           844,274
                                                                               --------------     -------------

Investment in Plains All American Pipeline LP                                          48,658                 -
                                                                               --------------     -------------
Other Assets
  Linefill                                                                                  -            34,312
  Deferred income taxes                                                                     -            47,974
  Other                                                                                23,677            32,360
                                                                               --------------     -------------
                                                                                       23,677           114,646
                                                                               --------------     -------------
                                                                               $      619,204     $   1,394,329
                                                                               ==============     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and other current liabilities                               $       62,998     $     413,309
  Notes payable and other current obligations                                             511             1,811
                                                                               --------------     -------------
                                                                                       63,509           415,120
                                                                               --------------     -------------
Long-Term Debt
  Bank debt                                                                                 -            27,300
  Bank debt of subsidiary                                                                   -           320,000
  Subordinated debt                                                                   277,255           277,543
  Other                                                                                 1,022             1,533
                                                                               --------------     -------------
                                                                                      278,277           626,376
Other Long-Term Liabilities                                                             3,709             3,422
Deferred Income Taxes                                                                  34,852                 -
Minority Interest in Plains All American Pipeline LP                                        -           162,271
Cumulative Convertible Preferred Stock                                                      -            50,000
Stockholders' Equity                                                                  238,857           137,140
                                                                               --------------     -------------
                                                                               $      619,204     $   1,394,329
                                                                               ==============     =============

              See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (in thousands, except per share data)

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                    September 30,
                                                           ---------------------------     ---------------------------
                                                               2001           2000             2001           2000
                                                           -----------     -----------     -----------     -----------
Revenues
 Crude oil and liquids                                     $    50,771     $    34,866     $   143,486     $   100,322
 Natural gas                                                     3,352           4,027          26,870           8,586
 Other operating revenues                                           45               -             468               -
 Midstream revenues                                                  -       1,502,881               -       4,892,818
                                                           -----------     -----------     -----------     -----------
                                                                54,168       1,541,774         170,824       5,001,726
                                                           -----------     -----------     -----------     -----------
Costs and Expenses
 Production expenses                                            19,054          15,740          53,084          46,363
 Midstream costs and expenses                                        -       1,477,328               -       4,798,755
 General and administrative                                      2,734          11,970          18,294          33,565
 Depreciation, depletion and amortization                        7,163          10,766          20,547          36,023
 Loss (gain) on disposition of assets                                -               -               -         (48,188)
                                                           -----------     -----------     -----------     -----------
                                                                28,951       1,515,804          91,925       4,866,518
                                                           -----------     -----------     -----------     -----------
Income from Operations                                          25,217          25,970          78,899         135,208
Other Income (Expense)
 Equity in earnings of PAA                                       5,207               -          15,798               -
 Gain on PAA units                                                 918               -         151,089               -
 Interest expense                                               (6,313)        (13,095)        (20,136)        (41,912)
 Interest and other income                                          93             689              91           7,278
                                                           -----------     -----------     -----------     -----------
Income Before Minority Interest, Income Taxes,
 Extraordinary Items and Cumulative Effect
 of Accounting Change                                           25,122          13,564         225,741         100,574
 Minority interest in PAA                                            -          (2,047)              -         (39,451)
 Income tax expense
   Current                                                      (1,118)           (220)        (10,045)           (741)
   Deferred                                                     (8,850)         (4,271)        (79,488)        (23,096)
                                                           -----------     -----------     -----------     -----------
Income Before Extraordinary Item and
 Cumulative Effect of Accounting Change                         15,154           7,026         136,208          37,286
 Extraordinary item                                                  -               -               -          (4,988)
 Cumulative effect of accounting change                              -               -          (1,986)           (121)
                                                           -----------     -----------     -----------     -----------
Net Income                                                      15,154           7,026         134,222          32,177
 Preferred dividend requirement                                   (350)         (3,694)        (26,896)        (11,106)
                                                           -----------     -----------     -----------     -----------
Income Attributable to Common Shares                       $    14,804     $     3,332     $   107,326     $    21,071
                                                           ===========     ===========     ===========     ===========
Earnings per Share
Income Before Extraordinary Item and
 Cumulative Effect of Accounting Change
 Basic                                                     $      0.63     $      0.19     $      5.41     $      1.46
 Diluted                                                   $      0.58     $      0.18     $      4.03     $      1.26
Net Income
 Basic                                                     $      0.63     $      0.19     $      5.31     $      1.17
 Diluted                                                   $      0.58     $      0.18     $      3.95     $      1.09
Weighted Average Shares Outstanding
 Basic                                                          23,464          17,970          20,204          17,961
 Diluted                                                        26,227          18,938          27,904          29,621

                 See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                    ------------------------------
                                                                        2001             2000
                                                                    -------------    -------------
Cash Flows from Operating Activities

  Net income                                                        $     134,222    $      32,177
  Items not affecting cash flows from operating activities:
    Depreciation, depletion and amortization                               20,547           36,023
    Equity in earnings of PAA                                             (15,798)               -
    Distributions from PAA                                                 24,596                -
    Minority interest in income of a subsidiary                                 -           32,484
    Gain on sale of PAA units                                            (151,089)               -
    Gain on sale of assets                                                      -          (48,188)
    Deferred income taxes                                                  79,488           23,096
    Cumulative effect of accounting change                                  1,986              121
    Change in derivative fair value                                         1,227                -
    Noncash compensation expense                                            4,514                -
    Other noncash items                                                     1,664            9,713
  Change in assets and liabilities from operating activities:
    Current and other assets                                               15,052           77,252
    Current and other liabilities                                         (31,104)        (145,204)
                                                                    -------------    -------------
  Net cash provided by operating activities                                85,305           17,474
                                                                    -------------    -------------

Cash Flows from Investing Activities

  Oil and gas properties and equipment                                    100,097)         (49,850)
  Midstream properties and equipment                                            -           (6,859)
  Other properties and equipment                                             (530)          (2,205)
  Sale of PAA units                                                       106,941                -
  Sale of assets                                                                -          223,859
  Investment in PAA                                                        (2,816)               -
                                                                    -------------    -------------
  Net cash provided by investing activities                                 3,498          164,945
                                                                    -------------    -------------

Cash Flows from Financing Activities

  Net change in long-term debt                                            (27,811)        (142,911)
  Net change in short-term debt                                                 -          (58,719)
  Costs in connection with financing arrangements                               -           (6,500)
  Exercise of stock options                                                 5,543                -
  Treasury stock purchases                                                (42,749)          (4,221)
  Preferred stock dividends paid                                           (7,998)          (6,392)
  Distributions to PAA unitholders                                              -          (21,966)
  Other                                                                       (98)             (72)
                                                                    -------------    -------------
  Net cash used in financing activities                                   (73,113)        (240,781)
                                                                    -------------    -------------

Net increase (decrease) in cash and cash equivalents                       15,690          (58,362)
Decrease in cash due to deconsolidation of PAA                             (3,425)               -
Cash and cash equivalents, beginning of period                              5,080           68,228
                                                                    -------------    -------------
Cash and cash equivalents, end of period                            $      17,345    $       9,866
                                                                    =============    =============

                 See notes to consolidated financial statements.

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Organization and Accounting Policies

The consolidated financial statements of income and cash flows for the periods ended September 30, 2000 and the consolidated balance sheet at December 31, 2000 include the accounts of Plains Resources Inc. ("Plains", "our", or "we"), our wholly owned subsidiaries and Plains All American Pipeline, L.P. ("PAA"). In June 2001 we reduced our interest in PAA from 54% to 33% as discussed in Note 2 and as a result we no longer have the ability to exercise control over the operations of PAA. Accordingly, our minority interest investment in PAA is accounted for using the equity method of accounting, presented retroactively to January 1, 2001. Under the equity method, we no longer consolidate the assets, liabilities and operating activities of PAA, but instead record our proportionate share of PAA's results of operations.

The accompanying consolidated financial statements and related notes present our consolidated financial position as of September 30, 2001, and December 31, 2000, the results of our operations for the three months and nine months ended September 30, 2001 and 2000, and our cash flows for the nine months ended September 30, 2001 and 2000. The financial statements have been prepared in accordance with the instructions with respect to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to our Form 10-K for the year ended December 31, 2000, filed with the SEC.

All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. The results for the nine months ended September 30, 2001, are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to prior periods to conform to the current period presentation. We evaluate the capitalized costs of our oil and natural gas properties on an ongoing basis and have utilized the most recently available information to estimate our reserves at September 30, 2001, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

Note 2 - Investment in PAA

In the second quarter of 2001 PAA issued approximately four million common units in a public equity offering. We recognized a $19.6 million gain resulting from the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA due to the sale of the units.

In a series of transactions on June 8, 2001, we sold a portion of our interest in PAA to a group of investors and certain members of PAA management for aggregate consideration of approximately $155.2 million (consisting of $110.0 million in cash and $45.2 million in Series F Preferred Stock) and recognized a pre-tax gain of $128.6 million. In addition, certain holders of our Series F Cumulative Convertible Preferred Stock (the "Series F Preferred Stock") and Series H Convertible Preferred Stock (the "Series H Preferred Stock") converted their shares into shares of our common stock. We sold (i) 5.2 million Subordinated Units of PAA (the "Subordinated Units") for $69.5 million in cash and the redemption of 23,108 shares of Series F Preferred Stock, valued at $45.2 million; and (ii) an aggregate 54% ownership interest in the general partner of PAA for $40.5 million in cash. In addition, the investor group and certain other stockholders converted 26,892 shares of Series F Preferred Stock and 132,022 shares of Series H Preferred Stock into a total of 6.6 million shares of our common stock. On September 5, 2001, pursuant to an option granted as part of the June 8, 2001 transactions, certain members of the executive management of PAA acquired an aggregate additional 2% ownership interest in the general partner of PAA for $1.5 million in cash and notes, further reducing our ownership in the general partner of PAA to 44%. We recognized a gain of $0.9 million as a result of this transaction. These transactions in the aggregate are hereinafter referred to as "the Transactions".

As a result of the Transactions, all of the Series F Preferred Stock and all but approximately 36,000 shares of the Series H Preferred Stock were retired or converted. The remaining outstanding shares of the Series H Preferred Stock converted to 1.2 million shares of common stock during the third quarter. Also as a result of the Transactions, certain of our employees received transaction-related bonuses and other payments and vested in benefits in accordance with the terms of certain of our employee benefit plans.

The excess of the fair value of the Series F Preferred stock as consideration for the PAA Units over the carrying value of the Series F Preferred Stock ($21.4 million) is deemed to be a dividend to preferred stockholders and is deducted in determining the income available to common stockholders for the purpose of determining basic and fully diluted earnings per share. In connection with the conversion of the Series F Preferred Stock into common stock, we made a $2.5 million inducement payment representing a 20% premium to the amount of dividends that would accrue on the Series F Preferred Stock between the closing of the Transactions and the first date we could potentially cause such conversion.

The Subordinated Units are subordinated in right to distributions from PAA and are not publicly traded. However, PAA's partnership agreement provides that, if certain financial tests are met, the Subordinated Units (including those retained by us) will convert into common units on a one-for-one basis commencing in 2003. In connection with the Transactions, we entered into Value Assurance Agreements with such purchasers of the Subordinated Units under the terms of which we will pay the purchasers an amount per fiscal year, payable on a quarterly basis, equal to $1.85 per unit less the actual amount distributed during that year. The Value Assurance Agreements expire upon the earlier of (a) the conversion of the Subordinated Units to common units or (b) June 8, 2006. PAA recently announced a quarterly distribution, payable in the fourth quarter of 2001, of $0.5125 per unit ($2.05 annualized).

At March 31, 2001, our aggregate ownership interest in PAA was approximately 54%. Following the sale of common units by PAA in a public equity offering in May 2001 and the Transactions, our aggregate ownership interest in PAA was approximately 33%. At September 30, 2001, our aggregate ownership in PAA consisted of: (i) a 44% ownership interest in the 2% general partner interest and incentive distribution rights, (ii) 45%, or approximately 4.5 million, of the Subordinated Units and (iii) 28% or approximately 7.9 million of the common units (including approximately 1.3 million Class B common units). As a result of the Transactions, our minority investment in PAA is accounted for using the equity method of accounting presented retroactively to January 1, 2001. Under the equity method, we no longer consolidate the assets, liabilities and operating activities of PAA, but instead record our proportionate share of PAA' s results of operations.

Also in connection with the Transactions, we entered into a separation agreement with PAA pursuant to which, among other things, (a) we agreed to indemnify PAA, the general partner of PAA, and the subsidiaries of PAA against any losses or liabilities resulting from (i) the operation of the upstream business or (ii) federal or state securities laws, or the regulations of any self-regulatory authority, or other similar claims resulting from acts or omissions by us, our subsidiaries, PAA, or PAA's subsidiaries on or before the closing of the Transactions; and (b) PAA agreed to indemnify us and our subsidiaries against any losses or liabilities resulting from the operation of the midstream business. We also entered into a pension and employee benefits assumption and transition agreement pursuant to which the general partner of PAA and us agreed to the transition of certain employees to such general partner, the provision of certain benefits with respect to such transfer, and the provision of other transition services by us.

In October 2001 PAA issued 4.5 million Common Units in a public offering. As a result of the offering, we made a general partner capital contribution of approximately $1.0 million, and our aggregate ownership interest in PAA was reduced to approximately 29%. In the fourth quarter of 2001 we will report a gain of approximately $18.0 million resulting from the increase in book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from this public offering.

The following table presents summarized financial statement information of PAA (in thousands of dollars):


                                                            3 Months Ended   9 Months Ended
                                                           Sept. 30, 2001    Sept. 30, 2001
                                                           ----------------  ----------------
                 Revenues                                        2,191,310         5,298,051
                 Expenses                                        2,151,666         5,189,288
                 Gross margin                                       39,644           108,763
                 Operating income                                   22,945            56,861
                 Income before cumulative effect
                      of accounting change                          15,161            34,735
                 Net income                                         15,161            35,243

                                                                                   At
                                                                             Sept. 30, 2001
                                                                             ----------------
                 Current assets                                                      633,308
                 Property and equipment, net                                         589,908
                 Other assets                                                         75,877
                 Total assets                                                      1,299,093
                 Current liabilities                                                 571,285
                 Long-term debt                                                      434,540
                 Other long-term liabilities                                           1,017
                 Partners' capital                                                   292,251
                 Total liabilities and partners' capital                           1,299,093

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

Gains and losses on hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in oil and gas revenues in the period that the related volumes are delivered. Gains and losses of hedging instruments, which represent hedge ineffectiveness and changes in the time value component of the fair value, are included in oil and gas revenues in the period in which they occur.

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

During the first nine months of 2001 gains of $0.3 million (which were included in the cumulative effect adjustment) were transferred from OCI and the fair value of open positions increased $0.6 million. At December 31, 2000, we had an interest rate swap arrangement to protect interest rate fluctuations on a portion of our outstanding debt. The position was terminated prior to maturity and as a result $0.9 million related to such position was relieved from OCI at September 30, 2001, and the debt was repaid in June.

At September 30, 2001, the unrealized gain on our swaps contracts included in OCI was $6.5 million. The related assets and liabilities were included in other current assets and liabilities ($6.8 million and $0.1 million, respectively), other assets ($4.1 million), and deferred income taxes ($4.3 million). Additionally, OCI includes our $2.2 million net of tax equity in the unrealized OCI losses of PAA. As of September 30, 2001, $4.0 million of deferred net gains on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

Oil and gas revenues for the nine months ended September 30, 2001 include a $3.4 million non-cash loss related to the ineffective portion of the cash flow hedges representing the fair value change in the time value of options. Assets and liabilities related to the time value component of the fair value of options are included in other current assets and liabilities ($2.0 million and $0.3 million, respectively) and other assets ($0.7 million),

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. No amounts were excluded from the computation of hedge effectiveness. At September 30, 2001, there were no positions which did not qualify for hedge accounting. At September 30, 2001, we had the following open crude oil hedge positions (barrels per day):

                                                Barrels Per Day
                                      --------------------------------------
                                        4th Qtr
                                         2001          2002         2003
                                      ------------  -----------  -----------
Collars
     Average floor price $20.00/bbl
     Average cap price $27.00/bbl
     Average cap limit $30.00/bbl           6,000            -            -
Puts
     Average price $20.00/bbl               6,000            -            -
     Average price $20.31/bbl                   -        4,000            -
Calls
     Average price $35.74/bbl               9,000            -            -
     Average price $35.17/bbl                   -        9,000            -
Swaps
     Average price $27.15/bbl              10,500            -            -
     Average price $24.42/bbl                   -       15,000            -
     Average price $23.16/bbl                   -            -        7,500


Our collars consist of three separate options: a purchased put establishes a floor price, a sold call establishes a cap price and a purchased call gives us participation in price increases above the cap price.

Note 4 - Comprehensive Income

Comprehensive income includes net income and certain items recorded directly to Stockholders' Equity and classified as OCI. We recorded OCI for the first time in the first quarter of 2001. Upon the adoption of SFAS 133, we recorded a credit to OCI of $4.5 million related to the fair value of certain derivative financial instruments that qualified for cash flow hedge accounting. The following table reflects comprehensive income for the nine months ended September 30, 2001 (in thousands of dollars):

           Net Income                                                                        134,222
                                                                                         ------------

           Other Comprehensive Income (Loss)
                 Cumulative effect of change in accounting principle - January 1, 2001
                     Plains Resources Inc.                                                     6,856
                     Equity in PAA                                                            (2,340)
                                                                                         ------------
                                                                                               4,516
                                                                                         ------------

                 Reclassification adjustment for settled contracts                              (963)
                 Changes in fair value of open hedging positions                                 636
                 Equity in OCI changes of PAA                                                     75
                                                                                         ------------
                                                                                                (252)
                                                                                         ------------

           Comprehensive Income                                                              138,486
                                                                                         ============


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

Revolving Credit Facility

We are currently in compliance with the covenants contained in our revolving credit facility. At September 30, 2001, we could have borrowed the full $225.0 million available under the facility. No amounts were outstanding under the revolving credit facility at September 30, 2001.

Effective October 5, 2001, we amended the terms of our revolving credit facility, allowing us to purchase up to $150.0 million of any combination of our own common stock, senior subordinated notes and PAA units. The Board of Directors, subject to the $150.0 million limit, has authorized the purchase of up to five million shares of our common stock, our senior subordinated notes and PAA units in the open market from time to time as market conditions are deemed favorable.

Note 6 -- Earnings Per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income from continuing operations before extraordinary items and cumulative effect of accounting change for the three and nine months ended September 30, 2001 and 2000 (dollar amounts and shares in thousands, except per share data):

                                                                  For the Three Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                 2001                                  2000
                                                 ------------------------------------- -------------------------------------
                                                   Income       Shares        Per        Income       Shares        Per
                                                  (Numera-     (Denomi-      Share      (Numera-     (Denomi-      Share
                                                    tor)        nator)       Amount       tor)        nator)      Amount
                                                 ------------ ------------ ----------- ------------ ----------- ------------
Net income before extraordinary item                  15,154                                 7,026
Less:  preferred stock dividends                        (350)                               (3,694)
                                                 -----------                           -----------

Income available to common stockholders               14,804       23,464        0.63        3,332      17,970         0.19
                                                                           ==========                           ===========
Effect of dilutive securities:
   Convertible preferred stock                           350        1,790                        -           -
   Employee stock options and warrants                     -          973                        -         968
                                                 -----------  -----------              -----------  ----------
Income available to common
   stockholders assuming dilution                     15,154       26,227        0.58        3,332      18,938         0.18
                                                 ===========  ===========  ==========  ===========  ==========  ===========

                                                                      For the Nine Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                 2001                                  2000
                                                 ------------------------------------- -------------------------------------
                                                   Income       Shares        Per        Income       Shares        Per
                                                  (Numera-     (Denomi-      Share      (Numera-     (Denomi-      Share
                                                    tor)        nator)       Amount       tor)        nator)      Amount
                                                 ------------ ------------ ----------- ------------ ----------- ------------
Net income before extraordinary item                 136,208                                37,286
Less:  preferred stock dividends                     (26,896)                              (11,106)
                                                 -----------                           -----------

Income available to common stockholders              109,312       20,204        5.41       26,180      17,961         1.46
                                                                           ==========                           ===========
Effect of dilutive securities:
   Convertible preferred stock                         3,015        6,790                   11,106      10,862
   Employee stock options and warrants                     -          910                        -         798
                                                 -----------  -----------              -----------  ----------
Income available to common
   stockholders assuming dilution                    112,327       27,904        4.03       37,286      29,621         1.26
                                                 ===========  ===========  ==========  ===========  ==========  ===========


For the three months ended September 30, 2001 our Series F Preferred Stock is not included in the effect of dilutive securities as such shares are antidilutive. For the three months ended September 30, 2000, the effect of each of our preferred stocks is antidilutive

Note 7 -- Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition and is effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (i) goodwill and intangible assets with indefinite lives will no longer be amortized; (ii) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (iii) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The adoption of SFAS 141 and SFAS 142 will have no effect on our financial statements. We will account for all future business combinations and any related goodwill in accordance with the provisions of SFAS 141 and SFAS 142.

In June 2001, the FASB issued SFAS No. 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (i) the timing of the liability recognition, (ii) initial measurement of the liability, (iii) allocation of asset retirement cost to expense, (iv) subsequent measurement of the liability and (v) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS 144, and the guidance will be applied on a prospective basis. We will adopt the statement effective January 1, 2002.

Note 8 -- Contingencies

     Texas Securities Litigation. In November and December of 1999, class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging that PAA and certain of its general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. All of the federal securities claims have been consolidated into two actions: (i) the consolidated class action filed by purchasers of our common stock and options which is captioned Koplovitz v. Plains Resources Inc., et al.; and (ii) the consolidated action filed by purchasers of PAA's common units which is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al.

We and PAA reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, PAA deposited approximately $30.0 million under the terms of the settlement agreement into an escrow account on behalf of the class. The total cost of the settlement to us and PAA, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to us by agreement between special independent committees of our board of directors and the board of directors of Plains All American Inc. ("Plains Holdings"), the then general partner of PAA and now known as Plains Holdings Inc. The settlement is subject to final approval by the court. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

Delaware Derivative Litigation. Beginning December 3, 1999 derivative lawsuits were filed in the Delaware Chancery Court, New Castle County naming Plains Holdings, the then general partner of PAA, its directors and certain of its officers as defendants alleging that the defendants breached the fiduciary duties that they owed to PAA and its unitholders by failing to monitor properly the activities of its employees. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation. A motion to dismiss was filed on behalf of the defendants on August 11, 2000.

An agreement in principle has been reached with the plaintiffs, subject to approval by the Delaware court, to settle the Delaware litigation by PAA making an aggregate payment of approximately $1.1 million.

Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming Plains Holdings the then general partner of PAA, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described above. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

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

These statements are presented because our Series A-F subordinated notes are not guaranteed by the Nonguarantor Subsidiaries. Because of the Transactions, our investment in PAA is presented on the equity method of accounting, retroactively to January 1, 2001.

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited) (in thousands)
SEPTEMBER 30, 2001

                                                                   Guarantor     Nonguarantor  Intercompany
                                                      Parent      Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                   -------------  -------------  ------------  -------------  -------------
ASSETS

Current Assets
Cash and cash equivalents                               $ 5,322       $ (5,233)     $ 17,256            $ -       $ 17,345
Accounts receivable and other                            11,555         23,644             -                        35,199
Inventory                                                     -          8,167             -              -          8,167
                                                   ------------   ------------   -----------   ------------   ------------
                                                         16,877         26,578        17,256              -         60,711
                                                   ------------   ------------   -----------   ------------   ------------

Property and Equipment                                  242,192        673,990             -              -        916,182
Less allowance for depreciation,
depletion and amortization                             (217,504)      (212,520)            -                      (430,024)
                                                   ------------   ------------   -----------   ------------   ------------
                                                         24,688        461,470             -              -        486,158
                                                   ------------   ------------   -----------   ------------   ------------
Investments in Subsidiaries and

Intercompany Advances                                   675,321       (254,610)     (161,200)      (210,853)        48,658
                                                   ------------   ------------   -----------   ------------   ------------

Other Assets                                              9,959         13,335           383              -         23,677
                                                   ------------   ------------   -----------   ------------   ------------

                                                      $ 726,845      $ 246,773    $ (143,561)    $ (210,853)     $ 619,204
                                                   ============   ============   ===========   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and other current liabilities         $ 14,437       $ 47,021       $ 1,540            $ -       $ 62,998
Notes payable and other current obligations                   -            511             -              -            511
                                                   ------------   ------------   -----------   ------------   ------------
                                                         14,437         47,532         1,540              -         63,509
Long-Term Obligations

Subordinated debt                                       277,255              -             -              -        277,255
Other long-term debt                                          -          1,022             -              -          1,022
                                                   ------------   ------------   -----------   ------------   ------------
                                                        277,255          1,022             -              -        278,277
                                                   ------------   ------------   -----------   ------------   ------------
Other Long-Term Liabilities                               2,362          1,347             -              -          3,709
                                                   ------------   ------------   -----------   ------------   ------------
Deferred Income Taxes                                   193,934         (3,725)      (42,216)      (113,141)        34,852
                                                   ------------   ------------   -----------   ------------   ------------
Stockholders' Equity                                    238,857        200,597      (102,885)       (97,712)       238,857
                                                   ------------   ------------   -----------   ------------   ------------
                                                      $ 726,845      $ 246,773    $ (143,561)    $ (210,853)     $ 619,204
                                                   ============   ============   ===========   ============   ============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
DECEMBER 31, 2000

                                                                            Guarantor   Nonguarantor   Intercompany
                                                             Parent       Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                          -------------  -------------- ------------  --------------  --------------
ASSETS

Current Assets
    Cash and cash equivalents                             $          4   $        597   $     4,479   $          -     $      5,080
    Accounts receivable and other                               12,193         15,596       347,696              -          375,485
    Inventory                                                        -          8,063        46,781              -           54,844
                                                          ------------   ------------   -----------   ------------     ------------
                                                                12,197         24,256       398,956              -          435,409
                                                          ------------   ------------   -----------   ------------     ------------
Property and Equipment, net of accumulated                     237,591        570,677       473,471              -        1,281,739
    Less allowance for depreciation,
      depletion and amortization                              (215,942)      (194,257)      (27,266)             -         (437,465)
                                                          ------------   ------------   -----------   ------------     ------------
                                                                21,649        376,420       446,205              -          844,274
                                                          ------------   ------------   -----------   ------------     ------------
Investments in Subsidiaries and
    Intercompany Advances                                      389,467       (237,286)      (23,977)      (128,204)               -
                                                          ------------   ------------   -----------   ------------     ------------
Other Assets                                                     8,151         16,005        90,490              -          114,646
                                                          ------------   ------------   -----------   ------------     ------------
                                                          $    431,464   $    179,395   $   911,674     $ (128,204)     $ 1,394,329
                                                          ============   ============   ===========   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and other current liabilities        $      7,105   $     46,368   $   359,823   $         13     $    413,309
    Notes payable and other current obligations                      -            511         1,300              -            1,811
                                                          ------------   ------------   -----------   ------------     ------------
                                                                 7,105         46,879       361,123             13          415,120
Long-Term Obligations
    Bank debt                                                   27,300              -             -              -           27,300
    Bank debt of a subsidiary                                        -              -       320,000              -          320,000
    Subordinated debt                                          277,543              -             -              -          277,543
    Other long-term debt                                             -          1,533             -              -            1,533
                                                          ------------   ------------   -----------   ------------     ------------
                                                               304,843          1,533       320,000              -          626,376
                                                          ------------   ------------   -----------   ------------     ------------

Other Long-Term Liabilities                                      2,413              -         1,009              -            3,422
                                                          ------------   ------------   -----------   ------------     ------------
Minority Interest                                              (70,037)             -       232,216             92          162,271
                                                          ------------   ------------   -----------   ------------     ------------
Cumulative Convertible Preferred Stock                          50,000              -             -              -           50,000
                                                          ------------   ------------   -----------   ------------     ------------
Stockholders' Equity                                           137,140        130,983        (2,674)      (128,309)         137,140
                                                          ------------   ------------   -----------   ------------     ------------
                                                          $    431,464   $    179,395   $   911,674   $   (128,204)    $  1,394,329
                                                          ============   ============   ===========   ============     ============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (unaudited) (in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2001


                                                                     Guarantor   Nonguarantor   Intercompany
                                                      Parent       Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                   -------------  -------------- ------------  -------------- --------------
Revenues
  Oil and natural gas sales                        $          -   $     54,123   $         -   $          -   $     54,123
  Other operating revenues                                    -             45             -              -             45
                                                   ------------   -------------  -----------   ------------   ------------
                                                              -         54,168             -              -         54,168
                                                   ------------   -------------  -----------   ------------   ------------
Costs and Expenses
  Production expenses                                         -         19,054             -              -         19,054
  General and administrative                                 45          2,694            (5)             -          2,734
  Depreciation, depletion and amortization                  746          6,369            48              -          7,163
                                                            791         28,117            43              -         28,951
                                                   ------------   -------------  -----------   ------------   ------------

Income from operations                                     (791)        26,051           (43)             -         25,217

Other Income (Expense)
  Equity in earnings of PAA                                   -              -         5,207              -          5,207
  Equity in earnings of subsidiaries                     25,350              -             -        (25,350)             -
  Gain on PAA units                                           -              -           918              -            918
  Interest expense                                         (314)        (5,999)            -              -         (6,313)
  Interest and other income (expense)                      (189)            36           246              -             93
                                                   ------------   -------------  -----------   ------------   ------------
Income Before Minority Interest, Income Taxes,
  Extraordinary Items and Cumulative Effect
  of Accounting Change                                   24,056         20,088         6,328        (25,350)        25,122
  Income tax (expense) benefit:
     Current                                             (1,118)             -             -              -         (1,118)
     Deferred                                           (14,421)        (1,398)       (2,510)         9,480         (8,850)
                                                   ------------   -------------  -----------   ------------   ------------
Income Before Extraordinary Item and
  Cumulative Effect of Accounting Change                  8,517         18,690         3,818        (15,870)        15,154
  Cumulative effect of accounting change                      -              -             -              -              -
                                                   ------------   ------------   -----------   ------------   ------------
Net Income                                                8,517         18,690         3,818        (15,870)        15,154

  Preferred dividend requirement                           (350)             -             -              -           (350)
                                                   ------------   ------------   -----------   ------------   ------------
Income Attributable to Common Shares               $      8,167   $     18,690   $     3,818   $    (15,870)  $     14,804
                                                   ============   ============   ===========   ============   ============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (unaudited) (in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                   Guarantor     Nonguarantor   Intercompany
                                                      Parent      Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                   ------------   ------------   ------------  -------------  -------------
Revenues
   Oil and natural gas sales                       $          5   $     38,481   $         -   $        407   $     38,893
   Other operating revenues                                   -              -             -              -              -
   Midstream revenues                                         -              -     1,503,288           (407)     1,502,881
   Gain on sale of assets                                     -              -             -              -              -
                                                   ------------   ------------   -----------   ------------   ------------
                                                              5         38,481     1,503,288              -      1,541,774
                                                   ------------   ------------   -----------   ------------   ------------
Costs and Expenses

   Production expenses                                        -         15,740             -              -         15,740
   Midstream costs and expenses                               -              -     1,477,328              -      1,477,328
   General and administrative                               814          1,238         9,918              -         11,970
   Depreciation, depletion and amortization                 813          4,496         5,457              -         10,766

                                                          1,627         21,474     1,492,703              -      1,515,804
                                                   ------------   ------------   -----------   ------------   ------------

Income from operations                                   (1,622)        17,007        10,585              -         25,970

Other Income (Expense)
   Interest expense                                      (1,413)        (5,204)       (6,478)             -        (13,095)
   Interest and other income (expense)                      277             95           317              -            689
                                                   ------------   ------------   -----------   ------------   ------------
Income Before Minority Interest, Income Taxes,
   Extraordinary Items and Cumulative Effect
   of Accounting Change                                  (2,758)        11,898         4,424              -         13,564
   Minority interest in PAA                                   -              -        (2,047)             -         (2,047)
   Income tax (expense) benefit:
      Current                                                55           (228)          (47)             -           (220)
      Deferred                                              833         (4,225)         (879)             -         (4,271)
                                                   ------------   ------------   -----------   ------------   ------------
Income Before Extraordinary Item and

   Cumulative Effect of Accounting Change                (1,870)         7,445         1,451              -          7,026
   Extraordinary item                                         -              -             -              -              -
   Cumulative effect of accounting change                     -              -             -              -              -
                                                   ------------   ------------   -----------   ------------   ------------
Net Income                                               (1,870)         7,445         1,451              -          7,026

   Preferred dividend requirement                        (3,694)             -             -              -         (3,694)
                                                   ------------   ------------   -----------   ------------   ------------
Income Attributable to Common Shares               $     (5,564)  $      7,445   $     1,451   $          -   $      3,332
                                                   ============   ============   ===========   ============   ============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (unaudited) (in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                    Guarantor    Nonguarantor   Intercompany
                                                      Parent       Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                   -------------  -------------  ------------  -------------  -------------
Revenues
   Oil and natural gas sales                       $          -   $    170,356   $         -   $          -   $    170,356
   Other operating revenues                                   -            468             -              -            468
                                                   -------------  -------------  ------------  -------------  -------------
                                                              -        170,824             -              -        170,824
                                                   -------------  -------------  ------------  -------------  -------------

Costs and Expenses
   Production expenses                                        -         53,084             -              -         53,084
   General and administrative                            10,479          7,807             8              -         18,294
   Depreciation, depletion and amortization               2,108         18,293           146              -         20,547
                                                   -------------  -------------  ------------  -------------  -------------
                                                         12,587         79,184           154              -         91,925
                                                   -------------  -------------  ------------  -------------  -------------
Income from operations                                  (12,587)        91,640          (154)             -         78,899

Other Income (Expense)
   Equity in earnings of PAA                                  -              -        15,798              -         15,798
   Equity in earnings of subsidiaries                   240,718              -             -       (240,718)             -
   Gain on PAA units                                          -              -       151,089              -        151,089
   Interest expense                                      (2,580)       (17,556)            -              -        (20,136)
   Interest and other income (expense)                     (874)           459           506              -             91
                                                   -------------  -------------  ------------  -------------  -------------

Income Before Minority Interest, Income Taxes,
   Extraordinary Items and Cumulative Effect
   of Accounting Change                                 224,677         74,543       167,239       (240,718)       225,741
   Income tax (expense) benefit:
     Current                                                670              -       (10,715)             -        (10,045)
     Deferred                                          (114,492)        (4,852)      (55,612)        95,469        (79,488)
                                                   -------------  -------------  ------------  -------------  -------------

Income Before Extraordinary Item and
   Cumulative Effect of Accounting Change               110,855         69,691       100,912       (145,249)       136,208
   Cumulative effect of accounting change                               (2,129)          143              -         (1,986)
                                                   -------------  -------------  ------------  -------------  -------------
Net Income                                              110,855         67,562       101,055       (145,249)       134,222
   Preferred dividend requirement                       (26,896)             -             -              -        (26,896)
                                                   -------------  -------------  ------------  -------------  -------------
Income Attributable to Common Shares               $     83,959   $     67,562   $   101,055   $   (145,249)  $    107,326
                                                   =============  =============  ============  =============  =============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (unaudited) (in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                    Guarantor    Nonguarantor   Intercompany
                                                      Parent       Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                   -------------  -------------  ------------  -------------  -------------
Revenues
   Oil and natural gas sales                       $          5   $    107,680   $         -   $      1,223   $    108,908
   Other operating revenues                                   -              -             -              -              -
   Midstream revenues                                         -              -     4,894,041         (1,223)     4,892,818
                                                   -------------  -------------  ------------  -------------  -------------
                                                              5        107,680     4,894,041              -      5,001,726
                                                   -------------  -------------  ------------  -------------  -------------
Costs and Expenses
   Production expenses                                        -         46,363             -              -         46,363
   Midstream costs and expenses                               -              -     4,798,755              -      4,798,755
   General and administrative                             1,876          5,125        26,564              -         33,565
   Depreciation, depletion and amortization               2,488         13,211        20,324              -         36,023
   Gain of sale of assets                                     -              -       (48,188)             -        (48,188)
                                                   -------------  -------------  ------------  -------------  -------------
                                                          4,364         64,699     4,797,455              -      4,866,518
                                                   -------------  -------------  ------------  -------------  -------------
Income from operations                                   (4,359)        42,981        96,586              -        135,208

Other Income (Expense)
   Equity in earnings of subsidiaries                    39,203              -             -        (39,203)             -
   Gain on PAA units                                          -              -             -              -              -
   Interest expense                                      (7,568)       (15,828)      (21,578)         3,062        (41,912)
   Interest and other income (expense)                     (767)           196        10,911         (3,062)         7,278
                                                   -------------  -------------  ------------  -------------  -------------

Income Before Minority Interest, Income Taxes,
   Extraordinary Items and Cumulative Effect
   of Accounting Change                                  26,509         27,349        85,919        (39,203)       100,574
   Minority interest in PAA                                   -              -       (39,451)             -        (39,451)
   Income tax (expense) benefit:
     Current                                                203           (383)         (561)             -           (741)
     Deferred                                             5,465        (10,283)      (18,278)             -        (23,096)
                                                   -------------  -------------  ------------  -------------  -------------
Income Before Extraordinary Item and
   Cumulative Effect of Accounting Change                32,177         16,683        27,629        (39,203)        37,286
   Extraordinary item                                         -              -        (4,988)             -         (4,988)
   Cumulative effect of accounting change                     -           (121)            -              -           (121)
                                                   -------------  -------------  ------------  -------------  -------------
Net Income                                               32,177         16,562        22,641        (39,203)        32,177
   Preferred dividend requirement                       (11,106)             -             -              -        (11,106)
                                                   -------------  -------------  ------------  -------------  -------------
Income Attributable to Common Shares               $     21,071   $     16,562   $    22,641   $    (39,203)  $     21,071
                                                   =============  =============  ============  =============  =============

                                             19

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                              Guarantor    Nonguarantor  Intercompany
                                                                  Parent    Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                              ------------- -------------  ------------  -------------  ------------
Cash Flows from Operating Activities

  Net income                                                  $    110,855  $     67,562   $   101,055   $   (145,249)  $   134,222
  Items not affecting cash flows from operating activities:
     Depreciation, depletion and amortization                        2,108        18,293           146              -        20,547
     Equity in earnings of PAA                                           -             -       (15,798)             -       (15,798)
     Equity in earnings of subsidiaries                           (240,718)            -             -        240,718             -
     Gain on sale of PAA units                                           -             -      (151,089)             -      (151,089)
     Distributions from PAA                                              -             -        24,596              -        24,596
     Deferred income taxes                                         114,492         4,852        55,612        (95,469)       79,488
     Cumulative effect of adoption of SFAS 133                           -         2,129          (143)             -         1,986
     Change in derivative fair value                                     -         1,227             -              -         1,227
     Noncash compensation expense                                    4,514             -             -              -         4,514
     Other noncash items                                               918           746             -              -         1,664
  Change in assets and liabilities from operating activities:
     Current and other assets                                      (68,807)       (4,781)       88,640              -        15,052
     Current and other liabilities                                   7,065           653       (38,822)             -       (31,104)
                                                              ------------- -------------  ------------  -------------  ------------

  Net cash provided by operating activities                        (69,573)       90,681        64,197              0        85,305
                                                              ------------- -------------  ------------  -------------  ------------

Cash Flows from Investing Activities

  Properties and equipment                                          (1,987)      (98,640)            -              -      (100,627)
  Sale of PAA units                                                      -             -       106,941              -       106,941
  Investment in PAA                                                      -             -        (2,816)                      (2,816)
                                                              ------------- -------------  ------------  -------------  ------------

  Net cash provided by (used in) investing activities               (1,987)      (98,640)      104,125              -         3,498
                                                              ------------- -------------  ------------  -------------  ------------

Cash Flows from Financing Activities

  Net change in long-term debt                                     (27,811)            -             -              -       (27,811)
  Exercise of stock options                                          5,543             -             -              -         5,543
  Treasury stock purchases                                         (42,749)            -             -              -       (42,749)
  Preferred stock dividends paid                                    (7,998)            -             -              -        (7,998)
  Dividends paid                                                   152,120             -      (152,120)             -             -
  Other                                                                (98)            -             -              -           (98)
                                                              ------------- -------------  ------------  -------------  ------------

  Net cash provided by (used in) financing activities               79,007             -      (152,120)             -       (73,113)
                                                              ------------- -------------  ------------  -------------  ------------

  Net increase (decrease) in cash and cash equivalents               7,447        (7,959)       16,202              0        15,690
  Decrease in cash due to deconsolidation of PAA                         -             -        (3,425)             -        (3,425)
  Cash and cash equivalents, beginning of period                         4           597         4,479              -         5,080
                                                              ------------- -------------  ------------  -------------  ------------

  Cash and cash equivalents, end of period                    $      7,451  $     (7,362)  $    17,256   $          0   $    17,345
                                                              ============= =============  ============  =============  ============

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited) (in thousands) NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                           Guarantor    Nonguarantor  Intercompany
                                                                Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                              ---------   ------------  ------------  ------------   ------------
Cash Flows from Operating Activities
  Net income (loss)                                           $  32,177   $     16,562  $     22,641  $    (39,203)  $     32,177
  Items not affecting cash flows from operating activities:
    Depreciation, depletion and amortization                      2,488         13,211        20,324             -         36,023
    Equity in earnings of subsidiaries                          (39,203)             -             -        39,203              -
    Gain on sale of assets                                            -              -       (48,188)            -        (48,188)
    Minority interest in income of PAA                                -              -        32,484             -         32,484
    Deferred income taxes                                        (5,465)        10,283        18,278             -         23,096
    Cumulative effect of accounting change                            -            121             -             -            121
    Other noncash items                                           6,060              -         3,653             -          9,713
  Change in assets and liabilities from operating activities:                        -             -             -
    Current and other assets                                    (15,768)        (1,406)       94,426             -         77,252
    Current and other liabilities                                 3,054          3,193      (151,451)            -       (145,204)
    Advances from (to) affiliates                               128,194          3,300      (131,494)            -              -
                                                              ---------   ------------  ------------  ------------   ------------

  Net cash provided by operating activities                     111,537         45,264      (139,327)            -         17,474
                                                              ---------   ------------  ------------  ------------   ------------

Cash Flows from Investing Activities
  Properties and equipment                                       (1,928)       (49,499)       (7,487)            -        (58,914)
  Proceeds from sale of assets                                        -              -       223,859             -        223,859
                                                              ---------   ------------  ------------  ------------   ------------

  Net cash provided by (used in) investing activities            (1,928)       (49,499)      216,372             -        164,945
                                                              ---------   ------------  ------------  ------------   ------------

Cash Flows from Financing Activities
  Net change in long-term debt                                 (124,300)          (511)      (18,100)            -       (142,911)
  Net change in short-term debt                                       -              -       (58,719)            -        (58,719)
  Purchase of treasury stock                                     (4,221)                                                   (4,221)
  Costs in connection with financing arrangements                     -              -        (6,500)            -         (6,500)
  Dividends paid                                                 (6,392)             -             -             -         (6,392)
  Distributions to PAA unitholders                               21,303              -       (43,269)            -        (21,966)
  Other                                                             (72)             -             -             -            (72)
                                                              ---------   ------------  ------------  ------------   ------------

  Net cash provided by (used in) financing activities          (113,682)          (511)     (126,588)            -       (240,781)
                                                              ---------   ------------  ------------  ------------   ------------

  Net increase (decrease) in cash and cash equivalents           (4,073)        (4,746)      (49,543)            -        (58,362)
  Cash and cash equivalents, beginning of period                  9,241          5,134        53,853             -         68,228
                                                              ---------   ------------  ------------  ------------   ------------

  Cash and cash equivalents, end of period                    $   5,168   $        388  $      4,310  $          -   $      9,866
                                                              =========   ============  ============  ============   ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Prior to the second quarter of 2001 we described Plains Resources Inc. as an independent energy company engaged in two related lines of business within the energy sector industry. The first line of business, referred to as "upstream", acquires, exploits, develops, explores and produces crude oil and natural gas. The second line of business, referred to as "midstream", engaged in the marketing, transportation and terminalling of crude oil. The midstream business was conducted through our majority ownership in Plains All American Pipeline, L.P. ("PAA"). For financial statement purposes, the assets, liabilities and earnings of PAA were included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.

We have undergone a significant corporate reorganization. In a series of transactions on June 8, 2001, we sold a portion of our interest in PAA to a group of investors and certain members of PAA management for aggregate consideration of approximately $155.2 million (consisting of $110.0 million in cash and $45.2 million in Series F Preferred Stock) and recognized a pre-tax gain of $128.6 million. In addition, certain holders of our Series F Cumulative Convertible Preferred Stock (the "Series F Preferred Stock") and Series H Convertible Preferred Stock (the "Series H Preferred Stock") converted their shares into shares of our common stock. We sold (i) 5.2 million Subordinated Units of PAA (the "Subordinated Units") for $69.5 million in cash and the redemption of 23,108 shares of Series F Preferred Stock, valued at $45.2 million; and (ii) an aggregate 54% ownership interest in the general partner of PAA for $40.5 million in cash. In addition, the investor group and certain other stockholders converted 26,892 shares of Series F Preferred Stock and 132,022 shares of Series H Preferred Stock into a total of 6.6 million shares of our common stock. On September 5, 2001, pursuant to an option granted as part of the June 8, 2001 transactions, certain members of the executive management of PAA acquired an aggregate additional 2% ownership interest in the general partner of PAA for $1.5 million in cash and notes, further reducing our ownership in the general partner of PAA to 44%. We recognized a gain of $0.9 million as a result of this transaction. These transactions in the aggregate are hereinafter referred to as "the Transactions".

As a result of the Transactions, all of the Series F Preferred Stock and all but approximately 36,000 shares of the Series H Preferred Stock were retired or converted. The remaining outstanding shares of the Series H Preferred Stock converted to 1.2 million shares of common stock during the third quarter. Also as a result of the Transactions, certain of our employees received transaction-related bonuses and other payments and vested in benefits in accordance with the terms of certain of our employee benefit plans.

The excess of the fair value of the Series F Preferred stock redeemed as consideration for the PAA Units over the carrying value of the Series F Preferred Stock ($21.4 million) is deemed to be a dividend to preferred stockholders and is deducted in determining the income available to common stockholders for the purpose of determining basic and fully diluted earnings per share. In connection with the conversion of the Series F Preferred Stock into common stock, we made a $2.5 million inducement payment representing a 20% premium to the amount of dividends that would accrue on the Series F Preferred Stock between the closing of the Transactions and the first date we could potentially cause such conversion.

The Subordinated Units are subordinated in right to distributions from PAA and are not publicly traded, however, PAA's partnership agreement provides that, if certain financial tests are met, the Subordinated Units (including those retained by us) will convert into common units on a one-for-one basis commencing in 2003. In connection with the Transactions we entered into Value Assurance Agreements with such purchasers of the Subordinated Units under the terms of which we will pay the purchasers an amount per fiscal year, payable on a quarterly basis, equal to $1.85 per unit less the actual amount distributed during that year. The Value Assurance Agreements will expire upon the earlier of
(a) the conversion of all of the Subordinated Units to common units or (b) June 8, 2006. PAA recently announced a quarterly distribution, payable in the fourth quarter of 2001, of $0.5125 per unit ($2.05 annualized).

At March 31, 2001, our aggregate ownership interest in PAA was approximately 54%. Following the sale of common units by PAA in a public equity offering in May 2001 and the Transactions, our aggregate ownership interest in PAA was approximately 33%. At September 30, 2001, our aggregate ownership consisted of:
(i) a 44% ownership interest in the 2% general partner and incentive distribution rights, (ii) 45%, or approximately 4.5 million, of the Subordinated Units and (iii) 28% or approximately 7.9 million of the common units (including approximately 1.3 million Class B common units). As a result of the Transactions, our minority investment in PAA is accounted for using the equity method of accounting presented retroactively to January 1, 2001. Under the equity method, we no longer consolidate the assets, liabilities and operating activities of PAA, but instead record our proportionate share of PAA's results of operations.

As a result of the Transactions, our primary business is upstream. While our 33% ownership in PAA represents a significant investment in the midstream business, because of the reduced ownership and the inability to control the operations of PAA, it is no longer considered to be a segment of our business. PAA continues to be the purchaser of all our crude oil production.

Also in connection with the Transactions, we entered into a separation agreement with PAA pursuant to which, among other things, (a) we agreed to indemnify PAA, the general partner of PAA, and the subsidiaries of PAA against any losses or liabilities resulting from (i) the operation of the upstream business or (ii) federal or state securities laws, or the regulations of any self-regulatory authority, or other similar claims resulting from acts or omissions by us, our subsidiaries, PAA, or PAA's subsidiaries on or before the closing of the Transactions; and (b) PAA agreed to indemnify us and our subsidiaries against any losses or liabilities resulting from the operation of the midstream business. We also entered into a pension and employee benefits assumption and transition agreement pursuant to which the general partner of PAA and us agreed to the transition of certain employees to such general partner, the provision of certain benefits with respect to such transfer, and the provision of other transition services by us.

Additionally, in conjunction with the Transactions our Board of Directors elected James C. Flores Chairman of the Board and Chief Executive Officer, and also elected a new Chief Operating Officer, Chief Financial Officer and General Counsel/Secretary. We have entered into an employment agreement, a performance stock option agreement and a registration rights agreement with Mr. Flores.

In October 2001 PAA issued 4.5 million Common Units in a public offering. As a result of the offering, we made a general partner capital contribution of approximately $1.0 million, and our aggregate ownership interest in PAA was reduced to approximately 29%. In the fourth quarter of 2001 we will report a gain of approximately $18.0 million resulting from the increase in book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from this public offering.

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


                                                       3 Months Ended Sept. 30,    9 Months Ended Sept. 30,
                                                      --------------------------  --------------------------
                                                         2001          2000          2001          2000
                                                      ------------  ------------  ------------  ------------
                                                                     ProForma                    ProForma
Revenues
    Crude oil and liquids                                $ 50,771      $ 34,457     $ 143,486      $ 99,098
    Natural gas                                             3,352         4,027        26,870         8,586
    Other operating revenues                                   45             -           468             -
                                                      ------------  ------------  ------------  ------------
                                                           54,168        38,484       170,824       107,684
                                                      ------------  ------------  ------------  ------------
Costs and Expenses
    Production costs                                       19,054        15,740        53,084        46,363
    General and administrative                              2,734         2,058        18,294         7,079
    Depletion, depreciation and amortization                7,163         5,416        20,547        15,874
                                                      ------------  ------------  ------------  ------------
                                                           28,951        23,214        91,925        69,316
                                                      ------------  ------------  ------------  ------------
Income from Operations                                     25,217        15,270        78,899        38,368
Other Income (Expense)
    Equity in earnings of PAA                               5,207         2,470        15,798        46,429
    Gain on PAA Units                                         918             -       151,089             -
    Interest expense                                       (6,313)       (6,618)      (20,136)      (23,397)
    Interest and other income and expense                      93           395            91          (277)
                                                      ------------  ------------  ------------  ------------
Income Before Income Taxes, Extraordinary Items
    and Cumulative Effect of Accounting Change             25,122        11,517       225,741        61,123
    Income Taxes
       Current expense                                     (1,118)         (220)      (10,045)         (741)
       Deferred expense                                    (8,850)       (4,271)      (79,488)      (23,096)
                                                      ------------  ------------  ------------  ------------
Income Before Extraordinary Items and
    Cumulative Effect of Accounting Change                 15,154         7,026       136,208        37,286
    Extraordinary item                                          -             -             -        (4,988)
    Cumulative effect of accounting change                      -             -        (1,986)         (121)
                                                      ------------  ------------  ------------  ------------
Net Income                                                 15,154         7,026       134,222        32,177
    Preferred dividend requirement                           (350)       (3,694)      (26,896)      (11,106)
                                                      ------------  ------------  ------------  ------------
Income Attributable to Common Shares                     $ 14,804       $ 3,332     $ 107,326      $ 21,071
                                                      ============  ============  ============  ============

The following table reflects the components of our oil and gas revenues and sets forth our revenues and costs and expenses on a BOE basis:

                                                               3 Months Ended Sept 30,     9 Months Ended Sept 30,
                                                              -------------------------   -------------------------
                                                                  2001          2000          2001          2000
                                                              -----------   -----------   -----------   -----------
                                                                              ProForma                    ProForma

                Daily Average Sales Volumes
                    Total

                      Oil and liquids (Bbls)                       25,678        23,028        25,001        22,890
                      Natural Gas (Mcf)                             9,482         8,245         9,155         8,040
                      BOE                                          27,258        24,402        26,527        24,230

                    Oil and Liquids (Bbls)
                      Onshore California                           16,435        14,063        15,703        13,765
                      Offshore California                           3,954         3,862         3,755         4,140
                      Illinois                                      2,684         2,760         2,727         2,817
                      Florida                                       2,605         2,343         2,816         2,168
                                                              -----------   -----------   -----------   -----------
                                                                   25,678        23,028        25,001        22,890
                                                              ===========   ===========   ===========   ===========

                    Natural Gas (Mcf)
                      Onshore California                            9,482         8,245         9,155         8,040
                                                              ===========   ===========   ===========   ===========

                Unit Economics (in dollars)
                    Average Liquids Sales Price ($/Bbl)
                      Average NYMEX                           $     26.78   $     31.66   $     27.81   $     29.72
                      Hedging gain (loss)                            0.36        (10.47)        (0.97)        (9.04)
                      Differential                                  (5.65)        (4.93)        (5.82)        (4.88)
                                                              -----------   -----------   -----------   -----------
                      Net realized                            $     21.49   $     16.26   $     21.02   $     15.80
                                                              ===========   ===========   ===========   ===========

                    Average Gas Sales Price ($/Mcf)           $      3.84   $      5.31   $     10.75   $      3.90

                    Average Sales Price per BOE/(1)/          $     21.58   $     17.14   $     23.52   $     16.22
                    Average Production Costs per BOE                (7.60)        (7.01)        (7.33)        (6.98)
                                                              -----------   -----------   -----------   -----------
                    Gross Margin per BOE                            13.98         10.13         16.19          9.24
                    G&A per BOE/(2)/                                (1.03)        (0.92)        (1.29)        (1.05)
                                                              -----------   -----------   -----------   -----------
                    Gross Profit per BOE                      $     12.95   $      9.21   $     14.90   $      8.19
                                                              ===========   ===========   ===========   ===========
                    DD&A per BOE (oil and gas properties)     $      2.64   $      2.21   $      2.64   $      2.21

                    /(1)/  BOE - barrel of oil equivalent
                    /(2)/ Excludes costs associated with corporate reorganization and noncash compensation expense.


Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Total revenues for 2001 were 41% higher than in 2000, primarily reflecting higher realized prices for crude oil. Realized oil prices increased by 32% from $16.26 per barrel in 2000 to $21.49 per barrel in 2001. The 2000 realized price was significantly impacted by hedges that were put into place in the latter part of 1999 when crude oil prices were considerably lower. Average natural gas sales prices decreased $1.47 per Mcf, from $5.31 per Mcf in 2000 to $3.84 per Mcf in 2001.

Oil production volumes averaged 25,678 barrels per day in the third quarter of 2001, a 12% increase over the 23,028 barrels per day in the third quarter of 2000. Onshore California sales increased by approximately 2,400 barrels per day, reflecting the continuing development of our producing properties. Additionally, Florida oil sales volumes were up 262 barrels per day, an 11% increase from the prior period. Production from two new horizontal wells of approximately 400 barrels per day, was offset by normal decline and reductions resulting from the timing of deliveries to purchasers. Due to the location of our Florida properties and the transportation issues involved, reported sales volumes are impacted by the timing of the barges that transport the crude oil. In the third quarter this had little impact, as the increase in sales volumes due to the timing of sales
                                       25
was only 91 barrels per day, or 8,400 barrels. Natural gas sales volumes increased by 15%, again reflecting the continuing development of our California properties.

Production costs increased from $7.01 per BOE in 2000 to $7.60 per BOE in 2001. Approximately $2.0 million of the $3.3 million increase was volume related, with the remainder primarily reflecting higher costs for electricity and fuels. General and administrative expense increased 33% to $2.7 million, primarily from increased compensation costs, including noncash compensation expense related to certain stock options. Depletion, depreciation and amortization ("DD&A") increased by $1.7 million, with approximately $1.0 million of the increase due to an increase in the oil and gas DD&A rate, from $2.21 per BOE in 2000 to $2.64 per BOE in 2001. The remainder of the increase is volume related.

Equity in earnings of PAA increased 111%, from $2.5 million in 2000 to $5.2 million in 2001. Our equity in PAA' s income for 2000 included 54% of a $6.6 million charge related to unauthorized trading losses. The 2001 amount reflects the reduction in our interest to approximately 33% during the second quarter of 2001 as a result of the Transactions and PAA's May 2001 public offering of approximately 4.0 million Common Units.

The gain on PAA units resulted from the sale of a 2% ownership interest in the general partner as discussed in "General".

Interest expense decreased from $6.6 million in 2000 to $6.3 million in 2001, reflecting lower bank debt.

Preferred dividends decreased 91%, from $3.7 million in 2000 to $0.4 million in 2001, resulting from the elimination and conversion of Series F and Series H Preferred Stock as discussed in "General".

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Total revenues for 2001 increased 59% from the prior period, to $170.8 million. Higher realized prices for oil and gas accounted for $52.8 million of the increase, with the remainder due to increases in volume and $0.5 million in electricity revenue generated at the Point Arguello processing facility. Realized oil prices increased by 33% from $15.80 per barrel in 2000 to $21.02 per barrel in 2001. The 2000 realized price was significantly impacted by hedges that were put into place in the latter part of 1999 when crude oil prices were considerably lower. Average natural gas sales prices increased significantly, from $3.90 per Mcf in 2000 to $10.75 per Mcf in 2001, reflecting the well-publicized high natural gas prices in California during the first half of the year.

Oil sales volumes for 2001 averaged 25,001 barrels per day, a 9% increase from the 22,890 barrels per day average in 2000. Onshore California sales increased by approximately 1,900 barrels per day, reflecting the continuing development of our producing properties. Florida sales increased by approximately 600 barrels per day, with 400 barrels per day of the increase from two horizontal wells drilled during the fourth quarter of 2000. The remainder was due to higher sales in Florida resulting primarily from the timing of deliveries to purchasers. Oil production volumes averaged 24,900 barrels per day for the first nine months of 2001, an 8% increase over the 22,961 barrels per day in the first nine months of 2000. Natural gas sales volumes increased by 14%, again reflecting the continuing development of our California properties.

Production costs increased by $6.7 million, from $6.98 per BOE in 2000 to $7.33 per BOE in 2001. Volume increase during 2001 resulted in $4.4 million of the increase, with the remainder primarily reflecting higher costs for electricity and fuels. General and administrative expense increased $11.2 million to $18.3 million. Included in 2001 is approximately $8.6 million of nonrecurring costs associated with the Transaction, of which $4.4 million is noncash compensation cost primarily associated with the vesting of performance-based stock options. DD&A increased 29% to $20.5 million, with $2.8 million of the increase due to an increase in the oil and gas DD&A rate, from $2.21 per BOE in 2000 to $2.64 per BOE in 2001. The remainder of the increase is volume related.

We reported equity in earnings of PAA of $15.8 million in 2001 compared to $46.4 million in 2000 (after deducting our $8.2 million equity in PAA's extraordinary item). Equity in earnings of PAA represents our interest in the income before extraordinary items of PAA of $34.7 million in 2001 and $64.3 million in 2000. PAA' s earnings in 2000 included a $48.2 million gain on the sale of assets and $6.6 million in unauthorized trading losses. Our equity in earnings for 2001 was reduced by our $1.9 million share of PAA' s noncash compensation expenses related to the vesting of partnership units in connection with the Transactions. The 2001 amounts reflect the reduction in our interest in PAA to approximately 33% during the second quarter of 2001 as a result of the Transactions and PAA's public offering.

The gain on PAA units reflects: (i) a $19.6 million gain resulting from the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from PAA's recent public offering of common units; (ii) a $129.5 million gain resulting from the sale of a portion of our investment in PAA as discussed in "General"; (iii) a $2.0 million gain in the first quarter of 2001 related to the vesting of certain unit grants. Interest expense decreased from $23.4 million in 2000 to $20.1 million in 2001, reflecting lower bank debt.

The extraordinary item in 2000 represents our equity in a $15.1 million extraordinary item of PAA (net of related income taxes). The cumulative effect of accounting change in 2001 represents the effect of the adoption, effective January 1, 2001, of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as discussed in Note 3 to the Consolidated Financial Statements. The cumulative effect of accounting change in 2000 represents the effect of the adoption of SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements", which requires that we record revenue from crude oil production in the period it is sold as opposed to when it is produced and carry any unsold production in inventory.

Preferred dividends include: (i) a $21.4 million deemed preferred dividend representing the difference between the fair value of the Series F Preferred Stock tendered as consideration in the Transactions and our carrying value of such stock; and (ii) a $2.5 million inducement-to-convert payment made to certain holders of Series F Preferred stock.

Liquidity and Capital Resources

At September 30, 2001 we had no bank debt (we do still have $275.0 million of subordinated debt), full availability under our $225.0 million senior secured revolving credit facility and $17.3 million in cash. As a result of the Transactions and the September 30, 2001 conversion of all outstanding Series F Preferred Stock to our common stock, our Series F Preferred Stock dividends have been eliminated, saving approximately $5 million a year. In addition, our Standard & Poor's general corporate rating has been increased from BB- to BB with Stable Outlook.

Effective October 5, 2001, we amended the terms of our revolving credit facility, allowing us to purchase up to $150.0 million of any combination of our own common stock, senior subordinated notes and PAA units. The Board of Directors, subject to the $150.0 million limit, has authorized the purchase of up to five million shares of our common stock, our senior subordinated notes and PAA units in the open market from time to time as market conditions are deemed favorable. During October, we purchased 1,049,500 shares of our common stock for approximately $24.8 million, and $7.5 million principal amount of our subordinated notes at 99.5% of par. In October we entered into a three-year interest rate swap agreement which fixes the interest rate on $7.5 million of borrowings under our revolving credit facility at 5.62%.

We expect capital expenditures for the fourth quarter of 2001 to be in the range of $24-26 million, which will be funded by cash generated by operations and our revolving credit facility.

One measure we use to evaluate our performance is recurring earnings before interest, taxes and DD&A ("EBITDA"). Recurring Upstream EBITDA is calculated as Income from Operations plus (i) DD&A (ii) reorganization costs; (iii) noncash compensation; and (iv) the change in the fair value of hedge options [($1.0) million and $3.4 million in the third quarter and first nine months of 2001, respectively]. Combined Recurring EBITDA is calculated as Upstream EBITDA plus distributions received from PAA. The following table sets forth Recurring Upstream and Combined EBITDA for the three months and nine months ended September 31, 2001 and 2000 (in millions of dollars):

                                          Recurring
                                          Upstream      PPA        Recurring
                                           EBITDA    Distribution   Combined
                   Three Months Ended:    ---------  ------------  ---------
                   September 30, 2001        31.5         6.7         38.2
                   September 30, 2000        20.9         8.6         29.5

                   Nine Months Ended:
                   September 30, 2001       111.8        24.6        136.4
                   September 30, 2000        55.0        21.3         76.3


The increases in Recurring Upstream EBITDA in 2001 primarily reflect higher net realized prices for crude oil and natural gas.

In the third quarter of 2001 we received a cash distribution from PAA of $6.7 million, including $0.3 million for our 46% interest in the general partner. Based on the $0.5125 per unit distribution recently declared by PAA the distribution we will receive in the fourth quarter of 2001 will be approximately $6.9 million, including $0.4 million for our 44% interest in the general partner.

Cash provided by net operating activities for the first nine months of 2001 totaled $85.3 million and proceeds from the Transactions totaled $106.9 million. Our primary expenditures were capital expenditures of $100.6 million, retirement of debt of $27.8 million and purchases of 1.8 million shares of treasury stock for $42.7 million. Cash increased by $15.7 million during the period.

Since our announcement in November 1999 of PAA's losses resulting from unauthorized trading by a former employee, numerous class action lawsuits have been filed against PAA, certain of its general partner's officers and directors and in some of these cases, its then general partner and us alleging violations of the federal securities laws. In addition, derivative lawsuits were filed against PAA' s then general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to PAA and its unitholders by failing to monitor properly the activities of its traders. These suits, for the most part, have been settled. See Part II - "Other Information"
- Item 1. - "Legal Proceedings."

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

To manage our exposure to commodity price risk, we routinely hedge a portion of our crude oil production. For the fourth quarter of 2001, we have entered into various arrangements, using a combination of swaps, collars and purchased puts and calls, which will provide for us to receive an average minimum NYMEX price of approximately $23.34 per barrel on 22,500 barrels per day with full market price participation up to an average of $26.59 per barrel. For 2002, we have entered into various arrangements that provide for us to receive an average minimum NYMEX price of $23.56 per barrel on 19,000 barrels per day with full market price participation on 21% of the hedged barrels up to $35.17 per barrel and 100% upside participation on approximately 68% of the hedged barrels beyond $35.17. For 2003, we have hedged 7,500 barrels per day at an average minimum NYMEX price of $23.16 per barrel.

Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices for 2001, 2002 and 2003. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel. The fair value of the hedges is included in our balance sheet at September 30, 2001. Our management intends to continue to maintain hedging arrangements for a significant portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Our hedging arrangements provide us protection on the hedged volumes if crude oil prices decline below the prices at which these hedges are set. But ceiling prices in our hedges may cause us to receive less revenue on the hedged volumes than we would receive in the absence of hedges. See "Quantitative and Qualitative Disclosures About Market Risk".

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition and is effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (i) goodwill and intangible assets with indefinite lives will no longer be amortized; (ii) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (iii) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The issuance of SFAS 141 and SFAS 142 have no effect on our financial statements. We will account for all future business combinations and any related goodwill in accordance with the provisions of SFAS 141 and SFAS 142.

In June 2001, the FASB issued SFAS No. 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (i) the timing of the liability recognition, (ii) initial measurement of the liability, (iii) allocation of asset retirement cost to expense, (iv) subsequent measurement of the liability and (v) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS 144, and the guidance will be applied on a prospective basis. We will adopt the statement effective January 1, 2002.

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

During the first nine months of 2001 gains of $0.3 million (which were included in the cumulative effect adjustment) were transferred from OCI and the fair value of open positions increased $0.5 million. At December 31, 2000, we had an interest rate swap arrangement to protect interest rate fluctuations on a portion of our outstanding debt. The position was terminated prior to maturity and as a result $0.9 million related to such position was relieved from OCI at September 30, 2001, and the debt was repaid in June.

At September 30, 2001, the unrealized gain on our swaps contracts included in OCI was $6.5 million. The related assets and liabilities were included in other current assets and liabilities ($6.8 million and $0.1 million, respectively), other assets ($4.1 million) and deferred income taxes ($4.3 million), Additionally, OCI includes our $2.2 million net of tax equity in the unrealized OCI losses of PAA. As of September 30, 2001, $4.0 million of deferred net gains on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

Oil and gas revenues for the nine months ended September 30, 2001 include a $3.4 million non-cash loss related to the ineffective portion of the cash flow hedges representing the fair value change in the time value of options. Assets and liabilities related to the time value component of the fair value of options are included in other current assets and liabilities ($2.0 million and $0.3 million, respectively) and other assets ($0.7 million).

liabilities are included in other current liabilities ($0.4 million). As of September 30, 2001, $6.7 million of deferred net gains on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. No amounts were excluded from the computation of hedge effectiveness. At September 30, 2001, there were no positions which did not qualify for hedge accounting. At September 30, 2001, we had the following open crude oil hedge positions (barrels per day):

                                                                  Barrels Per Day
                                                         ---------------------------------
                                                         4th Qtr
                                                           2001        2002         2003
                                                         --------    --------    ---------
                Collars
                    Average floor price $20.00/bbl
                    Average cap price $27.00/bbl
                    Average cap limit $30.00/bbl           6,000            -            -
                Puts
                    Average price $20.00/bbl               6,000            -            -
                    Average price $20.31/bbl                   -        4,000            -
                Calls
                    Average price $35.74/bbl               9,000            -            -
                    Average price $35.17/bbl                   -        9,000            -
                Swaps
                    Average price $27.15/bbl              10,500            -            -
                    Average price $24.42/bbl                   -       15,000            -
                    Average price $23.16/bbl                   -            -        7,500



Our collars consist of three separate options: a purchased put establishes a floor price, a sold call establishes a cap price and a purchased call gives us participation in price increases above the cap price.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Texas Securities Litigation. In November and December of 1999, class action lawsuits were filed in the United States District Court for the Southern District of Texas alleging that Plains All American Pipeline, L.P. ("PAA") and certain of its general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. All of the federal securities claims have been consolidated into two actions: (i) the consolidated class action filed by purchasers of our common stock and options which is captioned Koplovitz v. Plains Resources Inc., et al.; and (ii) the consolidated action filed by purchasers of PAA's common units which is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al.

We and PAA reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, PAA deposited approximately $30.0 million under the terms of the settlement agreement into an escrow account on behalf of the class. The total cost of the settlement to us and PAA, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to us by agreement between special independent committees of our board of directors and the board of directors of Plains All American Inc. ("Plains Holdings"), the then general partner of PAA and now known as Plains Holdings Inc. The settlement is subject to final approval by the court. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

Delaware Derivative Litigation. Beginning December 3, 1999 derivative lawsuits were filed in the Delaware Chancery Court, New Castle County naming Plains Holdings, the then general partner of PAA, its directors and certain of its officers as defendants alleging that the defendants breached the fiduciary duties that they owed to PAA and its unitholders by failing to monitor properly the activities of its employees. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation. A motion to dismiss was filed on behalf of the defendants on August 11, 2000.

An agreement in principle has been reached with the plaintiffs, subject to approval by the Delaware court, to settle the Delaware litigation by PAA making an aggregate payment of approximately $1.1 million.

Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming Plains Holdings, the then general partner of PAA, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described above. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

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

Items 2, 3, 4 & 5 are not applicable and have been omitted

Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits

         2.1* Fifth Amended and Restated Credit Agreement dated as of October 5, 2001, by and among Plains Resources Inc., The Chase Manhattan Bank, as Co-Agent for the Lenders, First Union National Bank, as agent for the Lenders, and the Lenders named within, amending and restating the Original Agreement.

         2.2* Letter Agreement dated as of October 23, 2001 by and between Plains Marketing, L.P. ("Plains Marketing") and Stocker Resources, L.P. ("Stocker"), regarding the Crude Oil Sales Agreement dated April 1, 2001 between Tosco Refining Co. and Plains Marketing for Stocker's Arroyo Grande Crude Oil.

         _________________
         *Filed herewith.

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

         A Current Report on Form 8-K was filed on September 10, 2001 with respect to the sale of an additional 2% ownership interest in the general partner of Plains All American Pipeline, L.P. ("PAA") to PAA Management, L.P. ("PAA Management") pursuant to the exercise of an option granted by the Company to PAA Management in connection with the Registrant's recent strategic restructuring, which was consummated on June 8, 2001.

         A Current Report on Form 8-K was filed on November 8, 2001 with respect to current estimates of certain results for the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                  PLAINS RESOURCES INC.




Date:   November 9, 2001          By:  /s/ Cynthia A. Feeback
                                       -----------------------------------------
                                       Cynthia A. Feeback
                                       Vice President - Accounting and Treasurer
                                       (Principal Accounting Officer)