Form 10-K/A
period 2001-12-31
PLAINS RESOURCES INC
filed 2002-03-28
CIK 350426

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     We are amending our annual report on Form 10-K to revise the Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2001 included in Note 22--"Consolidating Financial Statements" of the Notes to our Consolidated Financial Statements (located on page F-45). The revision consists of correcting the classification of $131,785,000 of acquisition, exploration and development costs from the "Nonguarantor Subsidiaries" column to the "Guarantor Subsidiaries" column and a corresponding correction in advances from (payments to) affiliates.

    Except as noted above, no other information included in our original report on Form 10-K has been amended by this Form 10-K/A.

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

   As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in connection with its adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, effective January 1, 2001.

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
                         ========    ========   ===========     ========   ===========

                     PLAINS RESOURCES INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)

                          YEAR ENDED DECEMBER 31, 2001

                                      Guarantor   Nonguarantor Intercompany
                           Parent    Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss).......  $ 153,331    $ 69,200     $107,327    $(176,527)   $ 153,331
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation,
   depletion, and
   amortization.........      1,502      27,419           --           --       28,921
  Equity earnings in
   subsidiary...........   (176,527)         --      (18,540)     176,527      (18,540)
  Distributions from
   subsidiary...........         --          --       31,553           --       31,553
  Noncash gains.........         --          --     (170,157)          --     (170,157)
  Deferred income tax...     51,175      13,532       26,806           --       91,513
  Cumulative effect of
   adoption of SFAS
   123..................      2,128          --         (142)          --        1,986
  Change in derivative
   fair value...........      1,227          --           --           --        1,227
  Noncash compensation
   expense..............      4,514          --           --           --        4,514
  Other noncash items...      1,626          --           --           --        1,626
Change in assets and
 liabilities resulting
 from operating
 activities:............
  Accounts receivable
   and other............    (14,580)     (7,461)      43,064           --       21,023
  Inventory.............         --       1,342        1,133           --        2,475
  Accounts payable and
   other current
   liabilities..........    (76,001)     (3,787)      (1,486)          --      (81,274)
  Other long-term
   liabilities..........        600       1,413         (546)          --        1,467
  Advances from
   (payments to)
   affiliates...........    143,285      30,054     (122,876)          --       50,463
                          ---------    --------     --------    ---------    ---------
Net cash provided by
 (used in) operating
 activities.............     92,280     131,712     (103,864)          --      120,128
                          ---------    --------     --------    ---------    ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES
Acquisition, exploration
 and development costs..         --    (131,785)          --           --     (131,785)
Additions to other
 property and assets....       (561)         --           --           --         (561)
Proceeds from the sale
 of PAA units...........         --          --      106,941           --      106,941
Investment in PAA.......         --          --       (3,978)          --       (3,978)
                          ---------    --------     --------    ---------    ---------
Net cash provided by
 (used in) investing
 activities.............       (561)   (131,785)     102,963           --      (29,383)
                          ---------    --------     --------    ---------    ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Proceeds from long-term
 debt...................    204,900          --           --           --      204,900
Proceeds from sale of
 capital stock, options
 and warrants...........      9,169          --           --           --        9,169
Proceeds from issuance
 of preferred stock.....         --          --           --           --           --
Purchase of senior
 subordinated notes.....     (7,550)         --           --           --       (7,550)
Principal payments of
 long-term debt.........   (220,700)       (511)          --           --     (221,211)
Purchase of treasury
 stock..................    (67,729)         --           --           --      (67,729)
Preferred stock
 dividends..............     (8,698)         --           --           --       (8,698)
Other...................       (102)         --           --           --         (102)
                          ---------    --------     --------    ---------    ---------
Net cash used in
 financing activities...    (90,710)       (511)          --           --      (91,221)
                          ---------    --------     --------    ---------    ---------
Net decrease in cash and
 cash equivalents.......      1,009        (584)        (901)          --         (476)
Decrease in cash due to
 deconsolidation of
 PAA....................         --          --       (3,425)          --       (3,425)
Cash and cash
 equivalents, beginning
 of period..............  $       4    $    597     $  4,479    $      --        5,080
                          ---------    --------     --------    ---------    ---------
Cash and cash
 equivalents, end of
 period.................  $   1,013    $     13     $    153    $      --    $   1,179
                          =========    ========     ========    =========    =========

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


                                               PLAINS RESOURCES INC.

                                               By:    /s/ CYNTHIA A. FEEBACK
                                                  ------------------------------
                                                  Cynthia A. Feeback, Senior
                                                  Vice President--Accounting
                                                  and Treasurer (Principal
                                                   Accounting Officer)


Date: March 28, 2002