Form 10-Q
period 2002-03-31
PLAINS RESOURCES INC
filed 2002-05-10
CIK 350426

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No____
   ---

     23,851,000 shares of common stock, $0.10 par value, issued and outstanding at April 30, 2002.

================================================================================

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                           Page
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets:
  March 31, 2002 and December 31, 2001....................................    3
Consolidated Income Statements:
  For the three months ended March 31, 2002 and 2001......................    4
Condensed Consolidated Statements of Cash Flows:
  For the three months ended March 31, 2002 and 2001......................    5
Condensed Consolidated Statements of Changes in Stockholders' Equity
  For the three months ended March 31, 2002...............................    6
Notes to Consolidated Financial Statements................................    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.....................................   17

PART II. OTHER INFORMATION................................................   24

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

                                                                 March 31,      December 31,
                                                                   2002            2001
                                                                -----------     ------------
                                                                (unaudited)
                                          ASSETS
Current Assets
 Cash and cash equivalents                                      $     1,018     $      1,179
 Accounts receivable                                                 29,196           20,039
 Commodity hedging contracts                                            896           23,257
 Inventory                                                            7,580            6,721
 Other current assets                                                 1,107            1,527
                                                                -----------     ------------
                                                                     39,797           52,723
                                                                -----------     ------------
Property and Equipment
 Oil and natural gas properties - full cost method                  967,035          941,404
 Other property and equipment                                         4,040            4,003
                                                                -----------     ------------
                                                                    971,075          945,407
 Less allowance for depreciation, depletion and amortization       (445,667)        (437,982)
                                                                -----------     ------------
                                                                    525,408          507,425
                                                                -----------     ------------
Investment in Plains All American Pipeline, L.P.                     61,112           64,626
                                                                -----------     ------------
Other Assets                                                         16,743           24,014
                                                                -----------     ------------
                                                                $   643,060     $    648,788
                                                                ===========     ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and other current liabilities                 $    49,131     $     53,895
 Commodity hedging contracts                                         10,139                -
 Interest payable                                                     1,532            8,286
 Notes payable                                                          511              511
                                                                -----------     ------------
                                                                     61,313           62,692
                                                                -----------     ------------
Long-Term Debt
 Bank debt                                                           31,000           11,500
 Subordinated debt                                                  269,434          269,539
 Other                                                                1,022            1,022
                                                                -----------     ------------
                                                                    301,456          282,061
                                                                -----------     ------------
Other Long-Term Liabilities                                           6,651            4,889
                                                                -----------     ------------
Deferred Income Taxes                                                34,658           44,294
                                                                -----------     ------------
Stockholders' Equity                                                238,982          254,852
                                                                -----------     ------------
                                                                $   643,060     $    648,788
                                                                ===========     ============

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share data)

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                               2002      2001
                                                             -------   --------
Revenues
 Crude oil and liquids                                       $41,802   $ 47,060
 Natural gas                                                   1,988     11,172
                                                             -------   --------
                                                              43,790     58,232
                                                             -------   --------
Costs and Expenses
 Production expenses                                          18,725     16,180
 General and administrative                                    4,119      4,081
 Depreciation, depletion and amortization                      7,850      6,799
                                                             -------   --------
                                                              30,694     27,060
                                                             -------   --------
Income from Operations                                        13,096     31,172
Other Income (Expense)
 Equity in earnings of Plains All American Pipeline, L.P.      4,350      6,836
 Gain on Plains All American Pipeline, L.P. units                  -      1,958
 Interest expense                                             (6,379)    (6,996)
 Interest and other income                                        37        667
                                                             -------   --------
Income Before Income Taxes and Cumulative
 Effect of Accounting Change                                  11,104     33,637
 Income tax benefit (expense)
  Current                                                      2,522       (478)
  Deferred                                                    (7,030)   (12,207)
                                                             -------   --------
Income Before Cumulative Effect of Accounting Change           6,596     20,952
 Cumulative effect of accounting change,
  net of tax benefit                                               -     (1,986)
                                                             -------   --------
Net Income                                                     6,596     18,966
 Preferred dividend requirement                                 (350)    (1,599)
                                                             -------   --------
Income Attributable to Common Shares                         $ 6,246   $ 17,367
                                                             =======   ========
Earnings per Share
 Income Before Cumulative Effect of Accounting Change
  Basic                                                      $  0.26   $   1.11
  Diluted                                                    $  0.26   $   0.72
 Net Income
  Basic                                                      $  0.26   $   1.00
  Diluted                                                    $  0.26   $   0.66
Weighted Average Shares Outstanding
 Basic                                                        23,635     17,452
 Diluted                                                      25,092     28,928

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                 2002             2001
                                                                               --------         --------
Cash Flows from Operating Activities
 Net income                                                                    $  6,596         $ 18,966
 Items not affecting cash flows from operating activities:
  Depreciation, depletion and amortization                                        7,850            6,799
  Equity in earnings of Plains All American Pipeline, L.P.                       (4,350)          (6,836)
  Distributions from Plains All American Pipeline, L.P.                           6,958            8,829
  Gain on sale of Plains All American Pipeline, L.P. units                            -           (1,958)
  Deferred income taxes                                                           7,030           12,207
  Cumulative effect of accounting change                                              -            1,986
  Change in derivative fair value                                                     -            1,227
  Other                                                                             673            1,081
 Change in assets and liabilities from operating activities:
  Current and other assets                                                       (7,806)           4,433
  Current and other liabilities                                                 (13,346)         (16,413)
                                                                               --------         --------
 Net cash provided by operating activities                                        3,605           30,321
                                                                               --------         --------
Cash Flows from Investing Activities
 Oil and gas properties and equipment                                           (24,497)         (29,624)
 Other properties and equipment                                                     (37)            (272)
                                                                               --------         --------
 Net cash used in investing activities                                          (24,534)         (29,896)
                                                                               --------         --------
Cash Flows from Financing Activities
 Net change in long-term debt                                                    19,500           16,608
 Exercise of stock options                                                        1,618            1,806
 Treasury stock purchases                                                             -           (6,956)
 Preferred stock dividends paid                                                    (350)          (2,318)
 Other                                                                                -              (68)
                                                                               --------         --------
 Net cash provided by financing activities                                       20,768            9,072
                                                                               --------         --------
Net increase (decrease) in cash and cash equivalents                               (161)           9,497
Decrease in cash due to deconsolidation of Plains All American
 Pipeline, L.P.                                                                       -           (3,425)
Cash and cash equivalents, beginning of period                                    1,179            5,080
                                                                               --------         --------
Cash and cash equivalents, end of period                                       $  1,018         $ 11,152
                                                                               ========         ========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                Three Months Ended
                                                                                  March 31, 2002
                                                                             -----------------------
                                                                              Shares         Amount
                                                                             -------        --------
Series D Cumulative Convertible Preferred Stock
  Balance, beginning and end of period                                            47        $ 23,300
                                                                             =======        --------
Common Stock
  Balance, beginning of period                                                27,677           2,768
  Common stock issued upon exercise of
   stock options and other                                                        49               5
                                                                             -------        --------
  Balance, end of period                                                      27,726           2,773
                                                                             =======        --------
Additional Paid-in Capital
  Balance, beginning of period                                                               268,520
  Common stock issued upon exercise of
   stock options and other                                                                     1,136
                                                                                            --------
  Balance, end of period                                                                     269,656
                                                                                            --------
Retained Earnings
  Balance, beginning of period                                                                37,676
  Net income                                                                                   6,596
  Preferred stock dividends                                                                     (350)
  Treasury stock issued for less than cost                                                      (548)
                                                                                            --------
  Balance, end of period                                                                      43,374
                                                                                            --------
Accumulated Other Comprehensive Income
  Balance, beginning of period                                                                13,930
  Other comprehensive income                                                                 (24,347)
                                                                                            --------
  Balance, end of period                                                                     (10,417)
                                                                                            --------
Treasury Stock
  Balance, beginning of period                                                (4,121)        (91,342)
  Treasury stock issued upon exercise of stock options                           110           1,638
                                                                             -------        --------
  Balance, end of period                                                      (4,011)        (89,704)
                                                                             =======        --------

Total                                                                                       $238,982
                                                                                            ========

                    PLAINS RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Organization and Accounting Policies

These consolidated financial statements include the accounts of Plains Resources Inc. ("Plains", "our", or "we") and our wholly owned subsidiaries. In June 2001 we reduced our interest in Plains All American Pipeline, L.P. ("PAA") and as a result we no longer have the ability to exercise control over the operations of PAA. Accordingly, effective January 1, 2001, our minority interest investment in PAA is accounted for using the equity method of accounting. Under the equity method, we no longer consolidate the assets, liabilities and operating activities of PAA, but instead record our proportionate share of PAA's net assets and results of operations. The consolidated statements of income and cash flows for the three months ended March 31, 2001 have been restated to reflect our investment in PAA on the equity method of accounting.

These consolidated financial statements and related notes present our consolidated financial position as of March 31, 2002 and December 31, 2001, the results of our operations and our cash flows for the three months ended March 31, 2002 and 2001 and the changes in our stockholders' equity for the three months ended March 31, 2002. The results for the three months ended March 31, 2002, are not necessarily indicative of the final results to be expected for the full year. These financial statements have been prepared in accordance with the instructions with respect to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to our Form 10-K for the year ended December 31, 2001, filed with the SEC.

All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated.

We are an independent energy company that is engaged in the "Upstream" oil and gas business. The Upstream business acquires, exploits, develops, explores for and produces crude oil and natural gas. Our Upstream activities are all located in the United States. We participate in the "Midstream" oil and gas business, which consists of the marketing, transportation and terminalling of crude oil, through our investment in PAA. All of PAA's Midstream activities are conducted in the United States and Canada.

We evaluate the capitalized costs of our oil and natural gas properties on an ongoing basis and have utilized the most recently available information to estimate our reserves at March 31, 2002, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

Inventories. Crude oil inventories are carried at cost. Materials and supplies inventories are stated at the lower of cost or market, with cost determined on the average cost method. Crude oil inventories totaled $1.8 million at March 31, 2002 and $1.5 million at December 31, 2001. Materials and supplies inventories totaled $5.8 million at March 31, 2002 and $5.2 million at December 31, 2001.

Note 2 - Investment in PAA

Our investment in PAA is accounted for using the equity method of accounting, under which we record only our proportionate share of PAA' s results of operations and other comprehensive income.

The following table presents unaudited summarized financial statement information of PAA (in thousands of dollars):

                                                                   Three Months Ended March 31,
                                                            ------------------------------------------
                                                                      2002                2001
                                                            -------------------     -------------------
                    Revenues                                    $  1,545,323         $  1,520,124
                    Expenses                                       1,506,935            1,487,394
                    Gross margin                                      38,388               32,730
                    Net income                                        14,281               13,015

                                                                     At                      At
                                                              March 31, 2002         December 31, 2001
                                                            -------------------     -------------------
                    Current assets                              $    643,405         $    588,082
                    Property and equipment, net                      616,478              604,919
                    Other assets                                     104,959               98,250
                    Total assets                                   1,364,842            1,291,251
                    Current liabilities                              581,263              505 160
                    Long-term debt                                   390,995              351,677
                    Other long-term liabilities                        1,617                1,617
                    Partners' capital                                390,967              402,797
                    Total liabilities and partners' capital        1,364,842            1,261,251

Note 3 - Derivative Instruments and Hedging Activities

Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138 ("SFAS 133"). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Stockholders' Equity. At March 31, 2002 all open positions qualified for hedge accounting.

Gains and losses on crude oil hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in oil and gas revenues in the period that the related volumes are delivered. Gains and losses on crude oil hedging instruments representing hedge ineffectiveness, which is measured on a quarterly basis, are included in oil and gas revenues in the period in which they occur.

During the first three months of 2002 gains of $3.6 million were relieved from OCI and the fair value of open positions decreased $20.3 million. At March 31, 2002, the unrealized loss on our swaps contracts included in OCI was $7.2 million. The related assets and liabilities were included in current assets and liabilities [($0.3) and $10.1 million, respectively), other assets and liabilities ($0.1 million and $1.8 million, respectively), and deferred income taxes [($4.9) million]. Additionally, OCI includes our $2.8 million net of tax equity in the unrealized OCI losses of PAA. As of March 31, 2002, $6.2 million of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

Oil and gas revenues for the three months ended March 31, 2002 include $3.6 million of cash gains on hedging instruments, and a $0.3 million non-cash loss related to the amortization of time value in existence when

Derivative Information Group Issue G20 was implemented in the fourth quarter of 2001. Assets related to the time value component of the fair value of options are included in current assets ($1.2 million).

We utilize various derivative instruments to hedge our exposure to price fluctuations on crude oil sales. The derivative instruments consist primarily of cash-settled crude oil option and swap contracts entered into with financial institutions. We do not currently have any natural gas hedges. We also utilize interest rate swaps to manage the interest rate exposure on our long-term debt. We currently have a three-year interest rate swap agreement, fixing at 5.3% the interest rate on $7.5 million of borrowing under our revolving credit facility. At March 31, 2002 we had the following open crude oil hedge positions (barrels per day):

                                                                           Barrels Per Day
                                                      --------------------------------------------------------
                                                                        2002
                                                      -----------------------------------------
                                                        2nd Qtr        3rd Qtr        4th Qtr          2003
                                                      -----------    -----------    -----------    -----------
                    Puts
                     Average price $20.00/bbl              2,000          2,000          2,000              -
                    Calls
                     Average price $35.17/bbl              9,000          9,000          9,000              -
                    Swaps
                     Average price $24.14/bbl             19,000              -              -              -
                     Average price $24.10/bbl                  -         19,000              -
                     Average price $24.09/bbl                  -              -         19,000              -
                     Average price $23.12/bbl                  -              -              -         12,500

Note 4 - Comprehensive Income

Comprehensive income includes net income and certain items recorded directly to Stockholders' Equity and classified as OCI. The following table reflects comprehensive income for the three months ended March 31, 2002 and 2001 (in thousands of dollars):

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                       --------------------------
                                                                                         2002               2001
                                                                                       --------           -------
                    Net Income                                                         $  6,596           $18,966

                    Other Comprehensive Income (Loss)
                     Cumulative effect of change in accounting
                      principle - January 1, 2001                                             -             6,856
                     Reclassification adjustment for settled contracts                   (3,552)             (804)
                     Change in fair value of open hedging positions                     (20,348)           (6,040)
                     Equity in OCI changes of PAA                                          (447)             (895)
                                                                                       --------           -------
                    Other Comprehensive Income (Loss)                                   (24,347)             (883)
                                                                                       --------           -------
                    Comprehensive Income (Loss)                                        $(17,751)          $18,083
                                                                                       ========           =======

Note 5 -- Earnings Per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income from continuing operations before the cumulative effect of accounting change for the three months ended March 31, 2002 and 2001 (dollar amounts and shares in thousands, except per share data):

                                                                    For the Three Months Ended March 31,
                                                   -----------------------------------------------------------------------
                                                                   2002                                2001
                                                   ---------------------------------- ------------------------------------
                                                     Income       Shares       Per       Income        Shares       Per
                                                    (Numera-     (Denomi-     Share     (Numera-      (Denomi-     Share
                                                      tor)        nator)      Amount      tor)         nator)      Amount
                                                   ----------   ----------   --------  ----------    ----------   --------
Income before cumulative effect of
   accounting change                                $  6,596                            $ 20,952
Less:  preferred stock dividends                        (350)                             (1,599)
                                                    --------                            --------

Income available to common stockholders                6,246       23,635     $ 0.26      19,353        17,452     $ 1.11

Effect of dilutive securities:
 Convertible preferred stock                             350          932                  1,599        10,699
 Employee stock options and warrants                       -          525                      -           777
                                                    --------     --------               --------      --------
Income available to common
 stockholders assuming dilution                     $  6,596       25,092     $ 0.26    $ 20,952        28,928     $ 0.72
                                                    ========     ========               ========      ========

Note 6 -- Commitments and Contingencies

In connection with the sale of a portion of our interest in PAA in June 2001, we entered into a value assurance agreement with each of the purchasers of PAA subordinated units. In the event PAA's annual distribution is less than $1.85 per unit, the value assurance agreements require us to pay to the holders an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. The value assurance agreements will expire upon the earlier of the conversion of the subordinated units to common units, or June 8, 2006.

Also in connection with the June 2001 sale of a portion of our interest in PAA, we entered into a separation agreement with PAA whereby, among other things, (1) we agreed to indemnify PAA, its general partner, and its subsidiaries against
(a) any claims related to the upstream business, whenever arising, and (b) any claims related to federal or state securities laws or the regulations of any self-regulatory authority, or other similar claims, resulting from alleged acts or omissions by us, our subsidiaries, PAA, or PAA's subsidiaries occurring on or before June 8, 2001, and (2) PAA agreed to indemnify us and our subsidiaries against any claims related to the midstream business, whenever arising;

We, in the ordinary course of business, are a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Note 7 -- Consolidating Financial Statements

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

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands) (unaudited)
MARCH 31, 2002


                                                              Guarantor         Nonguarantor       Intercompany
                                              Parent         Subsidiaries       Subsidiaries       Eliminations       Consolidated
                                            --------         ------------       ------------       ------------       ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $   1,015          $       1           $      2          $       -          $   1,018
  Accounts receivable                            8,612             20,584                  -                  -             29,196
  Commodity hedging contracts                      896                  -                  -                  -                896
  Inventory                                          -              7,580                  -                  -              7,580
  Other current assets                             205                902                  -                  -              1,107
                                             ---------          ---------           --------          ---------          ---------
                                                10,728             29,067                  2                  -             39,797
                                             ---------          ---------           --------          ---------          ---------
PROPERTY AND EQUIPMENT, AT COST
  Oil and natural gas properties - full
   cost method                                 242,159            725,025                  -               (149)           967,035
  Other property and equipment                   2,477              1,563                  -                  -              4,040
                                             ---------          ---------           --------          ---------          ---------
                                               244,636            726,588                  -               (149)           971,075
  Less allowance for depreciation,
   depletion and amortization                 (218,005)          (172,276)                 -            (55,386)          (445,667)
                                             ---------          ---------           --------          ---------          ---------
                                                26,631            554,312                  -            (55,535)           525,408
                                             ---------          ---------           --------          ---------          ---------
INVESTMENT IN SUBSIDIARIES AND
 INTERCOMPANY ADVANCES                         565,855           (281,311)            88,823           (312,255)            61,112
                                             ---------          ---------           --------          ---------          ---------
OTHER ASSETS                                     4,473             12,325                396               (451)            16,743
                                             ---------          ---------           --------          ---------          ---------
                                             $ 607,687          $ 314,393           $ 89,221          $(368,241)         $ 643,060
                                             =========          =========           ========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                               $   9,201          $  38,844           $  1,086          $       -          $  49,131
  Commodity hedging contracts                   10,139                  -                  -                  -             10,139
  Interest payable                               1,460                 72                  -                  -              1,532
  Notes payable                                      -                511                  -                  -                511
                                             ---------          ---------           --------          ---------          ---------
                                                20,800             39,427              1,086                  -             61,313
                                             ---------          ---------           --------          ---------          ---------
LONG-TERM DEBT
  Bank debt                                     31,000                  -                  -                  -             31,000
  Subordinated debt                            269,434                  -                  -                  -            269,434
  Other                                              -              1,022                  -                  -              1,022
                                             ---------          ---------           --------          ---------          ---------
                                               300,434              1,022                  -                  -            301,456
                                             ---------          ---------           --------          ---------          ---------
OTHER LONG-TERM LIABILITIES                      4,866              1,413                372                  -              6,651
                                             ---------          ---------           --------          ---------          ---------
DEFERRED INCOME TAXES                           42,605              8,680            (16,627)                 -             34,658
                                             ---------          ---------           --------          ---------          ---------
STOCKHOLDERS' EQUITY                           238,982            263,851            104,390           (368,241)           238,982
                                             ---------          ---------           --------          ---------          ---------
                                             $ 607,687          $ 314,393           $ 89,221          $(368,241)         $ 643,060
                                             =========          =========           ========          =========          =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
DECEMBER 31, 2001


                                                            Guarantor         Nonguarantor       Intercompany
                                            Parent         Subsidiaries       Subsidiaries       Eliminations       Consolidated
                                            ------         ------------       ------------      -------------      -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $   1,013          $      13           $    153          $                  $   1,179
  Accounts receivable                           3,222             16,817                  -                  -             20,039
  Commodity hedging contracts                  23,257                  -                  -                  -             23,257
  Inventory                                         -              6,721                  -                  -              6,721
  Other current assets                            294              1,233                  -                  -              1,527
                                            ---------          ---------           --------          ---------          ---------
                                               27,786             24,784                153                  -             52,723
                                            ---------          ---------           --------          ---------          ---------
PROPERTY AND EQUIPMENT, AT COST
  Oil and natural gas properties - full
   cost method                                241,509            700,044                  -               (149)           941,404
  Other property and equipment                  2,460              1,543                  -                  -              4,003
                                            ---------          ---------           --------          ---------          ---------
                                              243,969            701,587                  -               (149)           945,407
  Less allowance for depreciation,
   depletion and amortization                (217,801)          (164,795)                 -            (55,386)          (437,982)
                                            ---------          ---------           --------          ---------          ---------
                                               26,168            536,792                  -            (55,535)           507,425
                                            ---------          ---------           --------          ---------          ---------
INVESTMENT IN SUBSIDIARIES AND
 INTERCOMPANY ADVANCES                        546,988           (265,834)            85,389           (301,917)            64,626
                                            ---------          ---------           --------          ---------          ---------
OTHER ASSETS                                   10,313             13,769                383               (451)            24,014
                                            ---------          ---------           --------          ---------          ---------
                                            $ 611,255          $ 309,511           $ 85,925          $(357,903)         $ 648,788
                                            =========          =========           ========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                              $  10,255          $  42,581           $  1,059          $       -          $  53,895
  Interest payable                              8,286                  -                  -                  -              8,286
  Notes payable                                     -                511                  -                  -                511
                                            ---------          ---------           --------          ---------          ---------
                                               18,541             43,092              1,059                  -             62,692
                                            ---------          ---------           --------          ---------          ---------
LONG-TERM DEBT
  Bank debt                                    11,500                  -                  -                  -             11,500
  Subordinated debt                           269,539                  -                  -                  -            269,539
  Other                                             -              1,022                  -                  -              1,022
                                            ---------          ---------           --------          ---------          ---------
                                              281,039              1,022                  -                  -            282,061
                                            ---------          ---------           --------          ---------          ---------
OTHER LONG-TERM LIABILITIES                     3,013              1,413                463                  -              4,889
                                            ---------          ---------           --------          ---------          ---------
DEFERRED INCOME TAXES                          53,810              8,415            (17,931)                 -             44,294
                                            ---------          ---------           --------          ---------          ---------
STOCKHOLDERS' EQUITY                          254,852            255,569            102,334           (357,903)           254,852
                                            ---------          ---------           --------          ---------          ---------
                                            $ 611,255          $ 309,511           $ 85,925          $(357,903)         $ 648,788
                                            =========          =========           ========          =========          =========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (in thousands)(unaudited)
THREE MONTHS ENDED MARCH 31, 2002


                                                          Guarantor         Nonguarantor       Intercompany
                                            Parent       Subsidiaries       Subsidiaries       Eliminations       Consolidated
                                            ------       ------------       ------------       ------------       ------------
REVENUES
  Crude oil and liquids                     $     -            $41,802            $                 $                   $41,802
  Natural gas                                     -              1,988                  -                  -              1,988
                                            -------            -------            -------           --------            -------
                                                  -             43,790                  -                  -             43,790
                                            -------            -------            -------           --------            -------
EXPENSES
  Production expenses                             -             18,725                  -                  -             18,725
  General and administrative                  1,343              2,769                  7                  -              4,119
 Depreciation, depletion and amortization       461              7,389                  -                  -              7,850
                                            -------            -------            -------           --------            -------
                                              1,804             28,883                  7                  -             30,694
                                            -------            -------            -------           --------            -------
INCOME (LOSS) FROM OPERATIONS                (1,804)            14,907                 (7)                 -             13,096

OTHER INCOME (EXPENSE)
  Equity in earnings of subsidiary           10,786                  -              4,350            (10,786)             4,350
  Interest expense                                -             (6,379)                 -                  -             (6,379)
  Interest and other income                       4                 19                 14                  -                 37
                                            -------            -------            -------           --------            -------
INCOME BEFORE INCOME TAXES                    8,986              8,547              4,357            (10,786)            11,104
  Income tax benefit (expense):
    Current                                   2,680                  -               (158)                 -              2,522
    Deferred                                 (5,070)              (265)            (1,695)                 -             (7,030)
                                            -------            -------            -------           --------            -------
NET INCOME                                    6,596              8,282              2,504            (10,786)             6,596
 Preferred dividend requirement                (350)                 -                  -                  -               (350)
                                            -------            -------            -------           --------            -------
INCOME ATTRIBUTABLE TO COMMON SHARES        $ 6,246            $ 8,282            $ 2,504           $(10,786)           $ 6,246
                                            =======            =======            =======           ========            =======

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (in thousands)(unaudited)
THREE MONTHS ENDED MARCH 31, 2001


                                                            Guarantor        Nonguarantor       Intercompany
                                            Parent        Subsidiaries       Subsidiaries       Eliminations       Consolidated
                                            ------        ------------       ------------       ------------       ------------
REVENUES
  Crude oil and liquids                     $     -            $ 47,060           $     -          $       -           $ 47,060
  Natural gas                                     -              11,172                 -                  -             11,172
                                            -------            --------           -------          ---------           --------
                                                  -              58,232                 -                  -             58,232
                                            -------            --------           -------          ---------           --------
EXPENSES
  Production expenses                             2              16,178                 -                  -             16,180
  General and administrative                  1,047               3,021                13                  -              4,081
  Depreciation, depletion and amortization      (89)              6,839                49                  -              6,799
                                            -------            --------           -------          ---------           --------
                                                960              26,038                62                  -             27,060
                                            -------            --------           -------          ---------           --------
INCOME (LOSS) FROM OPERATIONS                  (960)             32,194               (62)                 -             31,172

OTHER INCOME (EXPENSE)
  Equity in earnings of subsidiary           19,740                   -             6,836            (19,740)             6,836
  Gain on PAA units                               -                   -             1,958                  -              1,958
  Interest expense                           (1,321)             (5,675)                -                  -             (6,996)
  Interest and other income                      22                 559                86                  -                667
                                            -------            --------           -------          ---------           --------
INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE      17,481              27,078             8,818            (19,740)            33,637
  Income tax benefit (expense):
    Current                                   1,788                   -            (2,266)                 -               (478)
    Deferred                                   (303)            (10,731)           (1,173)                 -            (12,207)
                                            -------            --------           -------          ---------           --------
INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                 18,966              16,347             5,379            (19,740)            20,952
  Cumulative effect of accounting change,
   net of tax benefit                             -              (2,129)              143                  -             (1,986)
                                            -------            --------           -------          ---------           --------
NET INCOME                                   18,966              14,218             5,522            (19,740)            18,966
  Preferred dividend requirement             (1,599)                  -                 -                  -             (1,599)
                                            -------            --------           -------          ---------           --------
INCOME ATTRIBUTABLE TO COMMON SHARES        $17,367            $ 14,218           $ 5,522          $ (19,740)          $ 17,367
                                            =======            ========           =======          =========           ========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)(unaudited) THREE MONTHS ENDED MARCH 31, 2002

                                                              Guarantor        Nonguarantor       Intercompany
                                                  Parent     Subsidiaries      Subsidiaries       Eliminations       Consolidated
                                                  ------     ------------      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $  6,596      $  8,282            $ 2,504           $(10,786)          $  6,596
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion, and amortization            461         7,389                  -                  -              7,850
  Equity in earnings of subsidiaries               (10,786)            -             (4,350)            10,786             (4,350)
  Distributions from subsidiaries                        -             -              6,958                  -              6,958
  Deferred income taxes                              5,070           265              1,695                  -              7,030
  Other                                                673             -                  -                  -                673
Change in assets and liabilities resulting from
 operating activities:
  Current and other assets                          (4,942)       (2,851)               (13)                 -             (7,806)
  Current and other liabilities                    (14,213)        1,413               (546)                 -            (13,346)
  Advances from (payments to) affiliates            (3,538)        9,937             (6,399)                 -                  -
                                                  --------      --------            -------           --------           --------
Net cash provided by (used in) operating
 activities                                        (20,679)       24,435               (151)                 -              3,605
                                                  --------      --------            -------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas properties and equipment                   (70)      (24,427)                 -                  -            (24,497)
Other properties and equipment                         (17)          (20)                 -                                   (37)
                                                  --------      --------            -------           --------           --------
Net cash used in investing activities                  (87)      (24,447)                 -                  -            (24,534)
                                                  --------      --------            -------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in long-term debt                        19,500             -                  -                  -             19,500
Exercise of stock options                            1,618             -                  -                  -              1,618
Preferred stock dividends paid                        (350)            -                  -                  -               (350)
                                                  --------      --------            -------           --------           --------
Net cash provided by financing activities           20,768             -                  -                  -             20,768
                                                  --------      --------            -------           --------           --------
Net increase (decrease) in cash and cash
 equivalents                                             2           (12)              (151)                 -               (161)
Cash and cash equivalents, beginning of period    $  1,013      $     13            $   153           $      -              1,179
                                                  --------      --------            -------           --------           --------
Cash and cash equivalents, end of period          $  1,015      $      1            $     2           $      -           $  1,018
                                                  ========      ========            =======           ========           ========

PLAINS RESOURCES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)(unaudited) THREE MONTHS ENDED MARCH 31, 2001

                                                                   Guarantor       Nonguarantor     Intercompany
                                                      Parent      Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                                      ------      ------------     ------------     ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ 18,966      $ 14,218           $  5,522       $(19,740)          $ 18,966
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion, and amortization                (89)        6,839                 49              -              6,799
  Equity earnings in subsidiary                        (19,740)            -             (6,836)        19,740             (6,836)
  Distributions from subsidiary                              -             -              8,829              -              8,829
  Gain on sale of PAA units                                  -             -             (1,958)             -             (1,958)
  Deferred income tax                                      303        10,731              1,173              -             12,207
  Cumulative effect of accounting change                     -         2,129               (143)             -              1,986
  Change in derivative fair value                        1,227             -                  -              -              1,227
  Other noncash items                                    1,081             -                  -              -              1,081
Change in assets and liabilities resulting from
 operating activities:
  Current and other assets                               4,109        23,217            (22,893)             -              4,433
  Current and other liabilities                         (5,963)      (20,014)             9,564              -            (16,413)
  Advances from (payments to) affiliates                (8,431)       (7,175)            15,606              -                  -
                                                     ---------     ---------          ---------       --------           --------
Net cash provided by (used in) operating activities     (8,537)       29,945              8,913              -             30,321
                                                     ---------     ---------          ---------       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas properties and equipment                      (352)      (29,272)                 -              -            (29,624)
Other properties and equipment                            (184)          (88)                 -              -               (272)
                                                     ---------     ---------          ---------       --------           --------
Net cash used in investing activities                     (536)      (29,360)                 -              -            (29,896)
                                                     ---------     ---------          ---------       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in long-term debt                            16,608             -                  -              -             16,608
Exercise of stock options                                1,806             -                  -              -              1,806
Treasury stock purchases                                (6,956)            -                  -              -             (6,956)
Preferred stock dividends paid                          (2,318)            -                  -              -             (2,318)
Other                                                      (68)            -                  -              -                (68)
                                                     ---------     ---------          ---------       --------           --------
Net cash provided by financing activities                9,072             -                  -              -              9,072
                                                     ---------     ---------          ---------       --------           --------
Net increase (decrease) in cash and cash equivalents        (1)          585              8,913              -              9,497
Decrease in cash due to deconsolidation of PAA               -             -             (3,425)             -             (3,425)
Cash and cash equivalents, beginning of period               4           597              4,479              -              5,080
                                                     ---------     ---------          ---------       --------           --------
Cash and cash equivalents, end of period             $       3     $   1,182          $   9,967       $      -           $ 11,152
                                                     =========     =========          =========       ========           ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

In June 2001 we reduced our interest in Plains All American Pipeline, L.P. ("PAA") and as a result we no longer have the ability to exercise control over the operations of PAA. Accordingly, effective January 1, 2001, our minority interest investment in PAA is accounted for using the equity method of accounting. Under the equity method, we no longer consolidate the assets, liabilities and operating activities of PAA, but instead record our proportionate share of PAA's net assets and results of operations. The consolidated statements of income and cash flows for the three months ended March 31, 2001 have been restated to reflect our investment in PAA on the equity method of accounting.

The following updates information as to our financial condition provided in our Form 10-K for the year ended December 31, 2001, and analyses the changes in the results of operations between the three month period ended March 31, 2002 and the comparable period in 2001. There have been no significant changes in our business or properties during the first three months of 2002.

Results of Operations

We reported net income of $6.6 million, or $0.26 per share on a fully diluted basis for the three months ended March 31, 2002, compared to $19.0 million, or $0.66 per fully diluted share for the same period in 2001. The decrease in earnings resulted primarily from lower realized prices for crude oil and natural gas, higher production costs and an approximate 46% decrease in our aggregate ownership interest in PAA.

The following tables reflect our oil and gas production and sales volumes, the components of our oil and gas revenues and set forth our revenues and costs and expenses on a BOE basis:

                                                             Three Months
                                                            Ended March 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
               Production Volumes
                  Oil and liquids (MBbls)                 2,280         2,175
                  Natural Gas (MMcf)                        877           745
                  MBOE                                    2,426         2,299

               Sales Volumes
                  Oil and liquids (MBbls)                 2,249         2,307
                  Natural Gas (MMcf)                        877           745
                  MBOE                                    2,395         2,431


                                            (tables continued on following page)

                                                                            Three Months
                                                                           Ended March 31,
                                                                     --------------------------
                                                                        2002             2001
                                                                     ---------        ---------
               Daily Average Sales Volumes
                  Total
                     Oil and liquids (Bbls)                             24,986          25,633
                     Natural Gas (Mcf)                                   9,743           8,276
                     BOE                                                26,610          27,012
                  Oil and Liquids (Bbls)
                     Onshore California                                 16,215          14,716
                     Offshore California                                 3,731           3,819
                     Illinois                                            2,640           2,795
                     Florida                                             2,400           4,303
                                                                     ---------         -------
                                                                        24,986          25,633
                                                                     =========         =======
                  Natural Gas (Mcf)
                     Onshore California                                  9,743           8,276
                                                                     =========         =======

               Unit Economics (in dollars)
                  Average Liquids Sales Price ($/Bbl)
                     Average NYMEX                                   $   21.63         $ 28.67
                     Hedging gain (loss)                                  1.48           (1.78)
                     Differential                                        (4.52)          (6.50)
                                                                     ---------         -------
                     Net realized                                    $   18.59         $ 20.39
                                                                     =========         =======

                  Average Gas Sales Price ($/Mcf)                    $    2.27           15.00

                  Average Sales Price per BOE/(1)/                   $   18.28           23.95
                  Average Production Costs per BOE                       (7.82)          (6.65)
                                                                     ---------         -------
                  Gross Margin per BOE                                   10.46           17.30
                  G&A per BOE/(2)/                                       (1.48)          (1.23)
                                                                     ---------         -------
                  Gross Profit per BOE                               $    8.98         $ 16.07
                                                                     =========         =======

                  DD&A per BOE (oil and gas properties)              $    3.10         $  2.64

                  /(1)/ BOE - barrel of oil equivalent

                  /(2)/ Excludes costs associated with corporate reorganization and noncash compensation expense.

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

Total revenues for 2002 were 25% lower than in 2001, primarily reflecting lower realized prices for crude oil and natural gas. Realized oil prices decreased by 9%, from $20.39 per barrel in 2001 to $18.59 per barrel in 2002. The average NYMEX crude oil price fell 25%, from $28.67 per barrel in 2001 to $21.63 per barrel in 2002. Partially offsetting the NYMEX decrease was a $3.26 per barrel increase in our hedging margin and a $1.98 per barrel improvement in location and quality differentials. Average natural gas sales prices decreased $12.73 per Mcf, from $15.00 per Mcf in 2001 to $2.27 per Mcf in 2002. The high 2001 prices were due to the well-publicized high natural gas prices in California during the first half of 2001.

Oil sales volumes averaged 24,986 barrels per day for the three months ended March 31, 2002, a 3% decrease from the 25,633 barrels per day in the same period in 2001. Onshore California sales volumes increased by approximately 1,500 barrels per day, a 10% increase, reflecting the continuing development of our producing properties. Florida oil sales volumes were down 1,900 barrels per day, a 44% decrease from the prior period. The location of our Florida properties and the timing of the barges that transport the crude oil to market cause reported sales volumes to often differ substantially from production volumes. On an as-produced basis, Florida volumes for 2002 declined 3% from their 2001 levels. Our total crude oil production was 25,334 barrels per day for the three months ended March 31, 2002, a 5% increase from the 24,163 barrels per day for the year earlier period. Natural gas sales volumes increased by 18%, again reflecting the continuing development of our California properties.

Production costs were $18.7 million for the three months ended March 31, 2002, a 16% increase from the $16.2 million for the same period in 2001. On a barrel equivalent basis, costs increased from $6.65 per BOE in 2001 to $7.82 per BOE in 2002. Production costs for 2001 were reduced by approximately $0.90 per BOE as a result of nonrecurring credits (primarily the sale of certain California emission credits). Excluding these credits, production costs increased $0.27 per BOE primarily due to increased electric costs.

First quarter general and administrative expense ("G&A") was $4.1 million in 2002 and 2001. G&A for 2002 includes $0.3 million of one-time noncash charges related to certain employees who resigned during the period. G&A for 2001 includes $1.1 million of costs related to our June 2001 strategic restructuring; in addition 2001 G&A benefited from $0.2 million billed to PAA for executive management time. Excluding such items, 2002 G&A was approximately $0.6 million higher than 2001, primarily reflecting increased personnel costs related to expanded staffing.

Depletion, depreciation and amortization ("DD&A") increased by $1.1 million, from $6.8 million for the three months ended March 31, 2001 to $7.9 million for the same period in 2002. An increase in the oil and gas DD&A rate from $2.64 per BOE in 2001 to $3.10 per BOE in 2002 was the primary reason for the increase.

Our equity in the earnings of PAA decreased 36%, from $6.8 million for the three months ended March 31, 2001, to $4.4 million for the same period in 2002. Our aggregate ownership interest in PAA was 29% for the first quarter of 2002, as compared to 54% for the same period in 2001. Our decrease in ownership interest was partially offset by a 10% increase in PAA's net income, from $13.0 million for the three months ended March 31, 2001 to $14.3 million for the same period in 2002. The 2001 gain on PAA units resulted from the transfer of PAA units upon the vesting of unit grants during the first quarter of 2001.

Interest expense decreased from $7.0 million in 2001 to $6.4 million in 2002, reflecting lower bank debt.

Our effective income tax rate increased from 37.7% for the three months ended March 31, 2001 to 40.6% for the same period in 2002. The rate increase is primarily the result of increased state income taxes and Canadian income taxes on our equity in the earnings of PAA. Current income tax expense for the first quarter includes a benefit of approximately $2.9 million representing taxes paid in 2001 that will be refunded to us under terms of recent legislation. Such legislation allows us to offset 100% of alternative minimum taxable income with net operating loss carryforwards ("NOL's") for 2001 and 2002. Previously, we could only offset 90% of AMT income with NOL's. The current income tax expense benefit is offset by a corresponding charge to deferred income tax expense. This change in the regulations did not change our overall effective tax rate and had no effect on net income.

Preferred dividends decreased 78%, from $1.6 million for the three months ended March 31, 2001 to $0.4 million in 2002, resulting from the 2001 elimination and conversion of Series F and Series H Preferred Stock.

Liquidity and Capital Resources

General

Cash generated from our upstream operations, PAA distributions and our revolving credit facility are our primary sources of liquidity. We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit facility to meet our short term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures. We also believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit facility to meet our long term normal recurring operating needs, contingencies and anticipated capital expenditures.

We expect capital expenditures for the remainder of 2002 to be in the range of $49-51 million, which will be funded by cash generated by operations and our revolving credit facility.

In the first quarter of 2002 we received a cash distribution from PAA of $7.0 million, including $0.4 million for our 44% interest in the general partner. Based on the $0.525 per unit distribution recently declared by PAA, the distribution we will receive in the second quarter of 2002 will be approximately $7.2 million, including $0.5 million for our 44% interest in the general partner.

Cash provided by operating activities for the first three months of 2002 totaled $3.6 million. Investing activities consisted of capital expenditures of $24.5 million. Cash provided by financing activities included $19.5 million in net borrowings under our revolving credit facility, $1.6 million in proceeds from the exercise of stock options, and ($0.4) million in preferred stock dividends. Cash decreased by $0.2 million during the period.

Debt

At March 31, 2002, $31.0 million was outstanding under our $225.0 million senior secured revolving credit facility. At such date we were in compliance with the covenants contained in the facility and could have borrowed the full $225.0 million available under the facility. We also have $267.5 million principal amount of 10.25% Senior Subordinated Notes due 2006 outstanding.

Investment in PAA

As of March 31, 2002, our aggregate ownership interest in PAA was approximately 29%, which was comprised of (1) a 44% interest in the general partner of PAA,
(2) 45%, or approximately 4.5 million, of the subordinated units and (3) 24%, or approximately 7.9 million, of the common units, including approximately 1.3 million class B common units. Based on PAA's current annual distribution rate of $2.10 per unit, we would receive an annual distribution from PAA of approximately $28.7 million.

Commitments and Contingencies

In exchange for the significant value we received for the PAA subordinated units (which are subordinated in right to distributions from PAA and are not publicly traded) we sold in June 2001 relative to the then current market price of the publicly traded common units, we entered into a value assurance agreement with each of the purchasers of the subordinated units. In the event PAA's annual distribution is less than $1.85 per unit, the value assurance agreements require us to pay to the holders an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. The value assurance agreements will expire upon the earlier of the conversion of the subordinated units to common units, or June 8, 2006.

In connection with the June 2001 sale of a portion of our interest in PAA we entered into a separation agreement with PAA whereby, among other things, (1) we agreed to indemnify PAA, its general partner, and its subsidiaries against (a) any claims related to the upstream business, whenever arising, and (b) any claims related to federal or state securities laws or the regulations of any self-regulatory authority, or other similar claims, resulting from alleged acts or omissions by us, our subsidiaries, PAA, or PAA's subsidiaries occurring on or before June 8, 2001, and (2) PAA agreed to indemnify us and our subsidiaries against any claims related to the midstream business, whenever arising.

At March 31, 2002, the aggregate amounts of contractually obligated payment commitments for the next five years are as follows (in thousands):

                            2002       2003     2004      2005       2006     Thereafter
                            ----      -----    ------    ------     -------   ----------
      Long-term debt         511      4,386    16,011    11,625     267,450            -
      Operating leases       452        593       595       573         143            -
                             ---      -----    ------    ------     -------   ----------
                             963      4,979    16,606    12,198     267,593            -
                             ===      =====    ======    ======     =======   ==========

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

We, in the ordinary course of business, are a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Factors That May Affect Future Results

Based on the accounting policies we have in place certain factors may affect our future financial results. The most significant of these factors are:

..  Commodity pricing and risk management activities;
..  Write-downs under full cost ceiling test rules;
..  Oil and gas reserves;
.. Operating risks and insurance coverage; and .. Environmental matters.

Commodity pricing and our risk management activities are discussed in "Quantitative and Qualitative Disclosures About Market Risk". The other factors are fully discussed in our Form 10-K for the year ended December 31, 2001.

Quantitative and Qualitative Disclosures About Market Risk

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

Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138 ("SFAS 133"). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Stockholders' Equity. At March 31, 2002 all open positions qualified for hedge accounting.

Gains and losses on crude oil hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in oil and gas revenues in the period that the related volumes are delivered. Gains and losses on crude oil hedging instruments representing hedge ineffectiveness, which is measured on a quarterly basis, are included in oil and gas revenues in the period in which they occur.

We utilize various derivative instruments to hedge our exposure to price fluctuations on crude oil sales. The derivative instruments consist primarily of cash-settled crude oil option and swap contracts entered into with financial institutions. We do not currently have any natural gas hedges. We also utilize interest rate swaps to manage the interest rate exposure on our long-term debt.

During the first three months of 2002 gains of $3.6 million were relieved from OCI and the fair value of open positions decreased $20.3 million. At March 31, 2002, the unrealized loss on our swaps contracts included in OCI was $7.2 million. The related assets and liabilities were included in current assets and liabilities [($0.3) and $10.1 million, respectively), other assets and liabilities ($0.1 million and $1.8 million, respectively), and deferred income taxes [($4.9) million]. Additionally, OCI includes our $2.8 million net of tax equity in the unrealized OCI losses of PAA. As of March 31, 2002, $6.2 million of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

Commodity Price Risk. At May 1, 2002 we had the following open crude oil hedge positions (barrels per day):

                                                   Barrels Per Day
                                        ------------------------------------
                                                        2002
                                        ------------------------------------
                                        2nd Qtr   3rd Qtr   4th Qtr     2003
                                        -------   -------   -------     ----
          Puts
           Average price $20.00/bbl      2,000     2,000     2,000         -
          Calls
           Average price $35.17/bbl      9,000     9,000     9,000         -
          Swaps
           Average price $24.14/bbl     19,000         -         -         -
           Average price $24.10/bbl          -    19,000         -
           Average price $24.09/bbl          -         -    19,000         -
           Average price $23.21/bbl          -         -         -    13,750

These positions provide for us to receive, for the nine months ended December 31, 2002 an average minimum NYMEX price of approximately $23.72 per barrel on 21,000 barrels per day with full upside participation above $20.00 per barrel on 10% of those hedged barrels, and upside participation above $35.17 per barrel on 52% of those hedged barrels. For example, if the NYMEX index averages $20.00 during the remainder of 2002, we will receive $23.72 per barrel; if the NYMEX index averages $25.00 per barrel, we will receive $24.19 per barrel; if the NYMEX index averages $30.00 per barrel, we will receive $24.67 per barrel; and if the NYMEX index average were to fall to $15.00 per barrel we would receive $23.72 per barrel, all on the hedged barrels. For 2003, we have entered into various arrangements that provide for us to receive an average fixed NYMEX price of $23.21 per barrel on 13,750 barrels per day regardless of the NYMEX index average. Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel.

The agreements provide for monthly cash settlement based on the differential between the agreement price and the actual NYMEX price. Gains or losses are recognized in the month of related production and are included in crude oil and natural gas sales revenues. Such contracts resulted in an increase in revenues of $3.3 million in the first quarter of 2002 and a reduction in revenues of $4.1 million in the first quarter of 2001. The fair value of outstanding derivative commodity instruments at March 31, 2002 was ($11.1) million, and a 10% price decrease would result in a $23.5 million increase in such fair value.

The contract counterparties for our current derivative commodity contracts are all major financial institutions with Standard & Poor's ratings of A or better. Three of the financial institutions are participating lenders in our revolving credit facility, with one such counterparty holding contracts that represent approximately 34% of the fair value of all open positions at March 31, 2002.

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

Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. Interest rate swaps are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At March 31, 2002, we had an interest rate swap for an aggregate notional principal amount of $7.5 million, for which we would receive approximately $0.1 million if such arrangement were terminated as of such date. The swap is based on LIBOR margins and fixes the interest rate on $7.5 million of borrowing under our revolving credit facility at 5.3% thru October 2004.

Forward-Looking Statements and Associated Risks

All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

..  uncertainties inherent in the exploration for and development and production of oil and gas and in estimating reserves;
..  unexpected future capital expenditures (including the amount and nature thereof);
..  impact of crude oil price fluctuations;
.. the effects of competition; 1 the success of our risk management activities; .. the availability (or lack thereof) of acquisition or combination opportunities;
..  the impact of current and future laws and governmental regulations;
..  environmental liabilities that are not covered by an indemnity or insurance,
   and
..  general economic, market or business conditions.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We, in the ordinary course of business, are a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Items 2, 3, 4 & 5 are not applicable and have been omitted

Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits - None

     B.  Reports on Form 8-K

         A Current Report on Form 8-K was filed on May 8 2002 with respect to current estimates of certain results for the second quarter of 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                            PLAINS RESOURCES INC.


Date: May 9, 2002           By: /s/ Cynthia A. Feeback
                                ------------------------------------------------
                                Cynthia A. Feeback
                                Senior Vice President - Accounting and Treasurer (Principal Accounting Officer)