Form 10-Q
period 2002-06-30
PLAINS RESOURCES INC
filed 2002-08-12
CIK 350426

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

                 For the quarterly period ended June 30, 2002

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-9808

                             PLAINS RESOURCES INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                  13-2898764
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

                         500 Dallas Street, Suite 700
                             Houston, Texas 77002
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 739-6700
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__ (check mark)__ No ____

   23,933,000 shares of common stock, $0.10 par value, issued and outstanding at July 31, 2002.

================================================================================

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
  PART I. FINANCIAL INFORMATION..........................................   3

  CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
   June 30, 2002 and December 31, 2001...................................   3
  Consolidated Income Statements:
   For the three and six months ended June 30, 2002 and 2001.............   4
  Condensed Consolidated Statements of Cash Flows:
   For the six months ended June 30, 2002 and 2001.......................   5
  Condensed Consolidated Statements of Changes in Stockholders' Equity
   For the six months ended June 30, 2002................................   6
  Notes to Consolidated Financial Statements.............................   7

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
    OF OPERATIONS........................................................
                                                                           21

  PART II. OTHER INFORMATION.............................................
                                                                           35

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

                                                                 June 30,   December 31,
                                                                   2002         2001
                                                                ----------- ------------
                                                                (unaudited)
                            ASSETS
Current Assets
   Cash and cash equivalents...................................  $   1,076   $   1,179
   Accounts receivable.........................................     25,326      20,039
   Commodity hedging contracts.................................        632      23,257
   Inventory...................................................      7,366       6,721
   Other current assets........................................      3,317       1,527
                                                                 ---------   ---------
                                                                    37,717      52,723
                                                                 ---------   ---------
Property and Equipment
   Oil and natural gas properties--full cost method............    986,649     941,404
   Other property and equipment................................      4,051       4,003
                                                                 ---------   ---------
                                                                   990,700     945,407
   Less allowance for depreciation, depletion and amortization.   (453,427)   (437,982)
                                                                 ---------   ---------
                                                                   537,273     507,425
                                                                 ---------   ---------
Investment in Plains All American Pipeline, L.P................     63,167      64,626
                                                                 ---------   ---------
Other Assets...................................................     18,419      24,014
                                                                 ---------   ---------
                                                                 $ 656,576   $ 648,788
                                                                 =========   =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and other current liabilities..............  $  46,042   $  53,895
   Commodity hedging contracts.................................     12,659          --
   Interest payable............................................      8,442       8,286
   Notes payable...............................................        511         511
                                                                 ---------   ---------
                                                                    67,654      62,692
                                                                 ---------   ---------
Long-Term Debt
   Bank debt...................................................     17,500      11,500
   Subordinated debt...........................................    269,325     269,539
   Other.......................................................      1,022       1,022
                                                                 ---------   ---------
                                                                   287,847     282,061
                                                                 ---------   ---------
Other Long-Term Liabilities....................................      7,845       4,889
                                                                 ---------   ---------
Deferred Income Taxes..........................................     39,966      44,294
                                                                 ---------   ---------
Stockholders' Equity...........................................    253,264     254,852
                                                                 ---------   ---------
                                                                 $ 656,576   $ 648,788
                                                                 =========   =========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share data)

                                                        Three Months Ended  Six Months Ended
                                                             June 30,           June 30,
                                                        -----------------  ------------------
                                                          2002     2001      2002      2001
                                                        -------  --------  --------  --------
Revenues
   Crude oil and liquids............................... $46,306  $ 45,655  $ 88,108  $ 92,715
   Natural gas.........................................   2,589    12,346     4,577    23,518
   Other operating revenues............................      13       423        13       423
                                                        -------  --------  --------  --------
                                                         48,908    58,424    92,698   116,656
                                                        -------  --------  --------  --------
Costs and Expenses
   Production expenses.................................  19,282    17,850    38,007    34,030
   General and administrative..........................   3,982    11,479     8,101    15,560
   Depreciation, depletion and amortization............   7,984     6,585    15,834    13,384
                                                        -------  --------  --------  --------
                                                         31,248    35,914    61,942    62,974
                                                        -------  --------  --------  --------
Income from Operations.................................  17,660    22,510    30,756    53,682
Other Income (Expense)
   Equity in earnings of Plains All American Pipeline,
     L.P...............................................   5,256     3,755     9,606    10,591
   Gain on Plains All American Pipeline, L.P. units....      --   148,213        --   150,171
   Interest expense....................................  (6,516)   (6,827)  (12,895)  (13,823)
   Interest and other income (expense).................      26      (669)       63        (2)
                                                        -------  --------  --------  --------
Income Before Income Taxes and Cumulative Effect
  of Accounting Change.................................  16,426   166,982    27,530   200,619
   Income tax benefit (expense)........................
       Current.........................................    (585)   (8,449)    1,937    (8,927)
       Deferred........................................  (6,167)  (58,431)  (13,197)  (70,638)
                                                        -------  --------  --------  --------
Income Before Cumulative Effect of Accounting
  Change...............................................   9,674   100,102    16,270   121,054
   Cumulative effect of accounting change, net of tax
     benefit...........................................      --        --        --    (1,986)
                                                        -------  --------  --------  --------
Net Income.............................................   9,674   100,102    16,270   119,068
   Preferred dividend requirement......................    (350)  (24,947)     (700)  (26,546)
                                                        -------  --------  --------  --------
Income Attributable to Common Shares................... $ 9,324  $ 75,155  $ 15,570  $ 92,522
                                                        =======  ========  ========  ========
Earnings per Share
Income Before Cumulative Effect of Accounting Change
   Basic............................................... $  0.39  $   3.83  $   0.66  $   5.10
   Diluted............................................. $  0.38  $   2.68  $   0.64  $   3.38
Net Income.............................................
   Basic............................................... $  0.39  $   3.83  $   0.66  $   4.99
   Diluted............................................. $  0.38  $   2.68  $   0.64  $   3.31
Weighted Average Shares Outstanding
   Basic...............................................  23,883    19,631    23,759    18,547
   Diluted.............................................  25,517    28,494    25,305    28,757

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          -------------------
                                                                            2002       2001
                                                                          --------  ---------
Cash Flows from Operating Activities
 Net income.............................................................. $ 16,270  $ 119,068
 Items not affecting cash flows from operating activities:
   Depreciation, depletion and amortization..............................   15,834     13,384
   Equity in earnings of Plains All American Pipeline, L.P...............   (9,606)   (10,591)
   Distributions from Plains All American Pipeline, L.P..................   14,140     17,907
   Gain on sale of Plains All American Pipeline, L.P. units..............       --   (150,171)
   Deferred income taxes.................................................   13,197     71,384
   Cumulative effect of accounting change................................       --      1,986
   Change in derivative fair value.......................................       --      1,227
   Noncash compensation..................................................      623      4,246
   Other.................................................................      422        679
 Change in assets and liabilities from operating activities:
   Current and other assets..............................................   (6,968)    11,267
   Current and other liabilities.........................................   (6,967)   (12,682)
                                                                          --------  ---------
 Net cash provided by operating activities...............................   36,945     67,704
                                                                          --------  ---------
Cash Flows from Investing Activities
 Oil and gas properties..................................................  (47,061)   (62,067)
 Other property and equipment............................................      (48)      (405)
 Sale of Plains All American Pipeline, L.P. units........................       --    105,899
 Investment in Plains All American Pipeline, L.P.........................       --     (2,763)
                                                                          --------  ---------
 Net cash used in investing activities...................................  (47,109)    40,664
                                                                          --------  ---------
Cash Flows from Financing Activities
 Net change in long-term debt............................................    6,000    (27,300)
 Exercise of stock options...............................................    4,411      2,892
 Treasury stock purchases................................................       --    (39,528)
 Preferred stock dividends paid..........................................     (350)    (7,648)
 Other...................................................................       --        (68)
                                                                          --------  ---------
 Net cash provided by financing activities...............................   10,061    (71,652)
                                                                          --------  ---------
Net increase (decrease) in cash and cash equivalents.....................     (103)    36,716
 Decrease in cash due to deconsolidation of Plains All American Pipeline,
   L.P...................................................................       --     (3,425)
Cash and cash equivalents, beginning of period...........................    1,179      5,080
                                                                          --------  ---------
Cash and cash equivalents, end of period................................. $  1,076  $  38,371
                                                                          ========  =========

                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                   Six Months Ended
                                                                     June 30, 2002
                                                                   ----------------
                                                                   Shares   Amount
                                                                   ------  --------
Series D Cumulative Convertible Preferred Stock
   Balance, beginning and end of period...........................     47  $ 23,300
                                                                   ======  --------
Common Stock
   Balance, beginning of period................................... 27,677     2,768
   Common stock issued upon exercise of stock options and other...    100        10
                                                                   ------  --------
   Balance, end of period......................................... 27,777     2,778
                                                                   ======  --------
Additional Paid-in Capital
   Balance, beginning of period...................................          268,520
   Common stock issued upon exercise of stock options and other...            3,148
                                                                           --------
   Balance, end of period.........................................          271,668
                                                                           --------
Retained Earnings
   Balance, beginning of period...................................           37,676
   Net income.....................................................           16,270
   Preferred stock dividends......................................             (700)
   Treasury stock issued for less than cost.......................             (926)
                                                                           --------
   Balance, end of period.........................................           52,320
                                                                           --------
Accumulated Other Comprehensive Income
   Balance, beginning of period...................................           13,930
   Other comprehensive income.....................................          (23,717)
                                                                           --------
   Balance, end of period.........................................           (9,787)
                                                                           --------
Treasury Stock
   Balance, beginning of period................................... (4,121)  (91,342)
   Treasury stock issued upon exercise of stock options and other.    267     4,327
                                                                   ------  --------
   Balance, end of period......................................... (3,854)  (87,015)
                                                                   ======  --------
Total.............................................................         $253,264
                                                                           ========


                See notes to consolidated financial statements.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

Note 1--Organization and Accounting Policies

   These consolidated financial statements include the accounts of Plains Resources Inc. ("Plains", "our", or "we") and our wholly owned subsidiaries. We account for our interest in Plains All American Pipeline, L.P. ("PAA") on the equity method of accounting.

   These consolidated financial statements and related notes present our consolidated financial position as of June 30, 2002 and December 31, 2001, the results of our operations and our cash flows for the three and six months ended June 30, 2002 and 2001 and the changes in our stockholders' equity for the six months ended June 30, 2002. The results for the six months ended June 30, 2002, are not necessarily indicative of the final results to be expected for the full year. These financial statements have been prepared in accordance with the instructions with respect to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to our Form 10-K for the year ended December 31, 2001, filed with the SEC.

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

   We evaluate the capitalized costs of our oil and natural gas properties on an ongoing basis and have utilized the most recently available information to estimate our reserves at June 30, 2002, in order to determine the realizability of such capitalized costs. Future events, including drilling activities, product prices and operating costs, may affect future estimates of such reserves.

   Inventories. Crude oil inventories are carried at the lower of the cost to produce or market value. Materials and supplies inventories are stated at the lower of cost or market, with cost determined on the average cost method. Crude oil inventories totaled $1.8 million at June 30, 2002 and $1.5 million at December 31, 2001. Materials and supplies inventories totaled $5.6 million at June 30, 2002 and $5.2 million at December 31, 2001.

   Recent Accounting Pronouncements. In April 2002, Statement of Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 also amends SFAS 13 with respect to sales-leaseback transactions. The provisions of SFAS 145 with respect to sales-leaseback transactions have no effect on our financial statements As a result of the provisions of SFAS 145 with respect to debt extinguishments, the $10.3 million of debt extinguishment costs related to our refinancing of certain debt instruments in the third quarter of 2002 will not be classified as an extraordinary item in our statement of income.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

   In July 2002, SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and does not require previously issued financial statements to be restated. We will account for exit or disposal activities initiated after December 31, 2002 in accordance with the provisions of SFAS 146.

Note 2--Investment in PAA

   As of June 30, 2002, our aggregate ownership in PAA was approximately 29%. Our investment accounted for using the equity method of accounting, under which we record only our proportionate share of PAA' s results of operations and other comprehensive income.

   The following table presents unaudited summarized financial statement information of PAA (in thousands of dollars):

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                        --------------------- ---------------------------
                                           2002       2001        2002          2001
                                        ---------- ---------- ------------- -------------
Revenues............................... $1,985,347 $1,586,617  $3,530,670    $3,106,741
Cost of sales and operations...........  1,943,640  1,550,230   3,450,575     3,037,624
Gross margin...........................     41,707     36,387      80,095        69,117
Net income.............................     16,951      7,067      31,232        20,082

                                                                   At            At
                                                              Jun. 30, 2002 Dec. 31, 2001
                                                              ------------- -------------
Current assets.........................                        $  587,115    $  558,082
Property and equipment, net............                           625,316       604,919
Pipeline linefill......................                            58,242        57,367
Other assets...........................                            67,331        40,883
Total assets...........................                         1,338,004     1,261,251
Current liabilities....................                           553,692       505,160
Long-term debt.........................                           381,591       351,677
Other long-term liabilities............                             4,785         1,617
Partners' capital......................                           397,936       402,797
Total liabilities and partners' capital                         1,338,004     1,261,251

Note 3--Derivative Instruments and Hedging Activities

   Derivative instruments are accounted for in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138 ("SFAS 133"). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Stockholders' Equity. At June 30, 2002 all open positions qualified for hedge accounting.

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

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

   During the first six months of 2002 gains of $6.8 million were relieved from OCI and the fair value of open positions decreased $18.9 million. At June 30, 2002, the unrealized loss on our derivative contracts included in OCI was $9.1 million. The related assets and liabilities were included in current assets and liabilities ($0.6 and $12.7 million, respectively), other assets and liabilities ($0.6 million and $3.0 million, respectively), and deferred income taxes (tax benefit of $6.3 million). Additionally, OCI includes our $0.3 million net of tax equity in the unrealized OCI losses of PAA. As of June 30, 2002, $7.6 million of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

   Oil and gas revenues for the six months ended June 30, 2002 include $0.1 million of cash losses on hedging instruments, and a $0.6 million non-cash loss related to the amortization of time value in existence when Derivative Information Group Issue G20 was implemented in the fourth quarter of 2001. Assets related to the time value component of the fair value of options are included in current assets ($0.8 million).

   We utilize various derivative instruments to hedge our exposure to price fluctuations on crude oil sales. The derivative instruments consist primarily of cash-settled crude oil option and swap contracts entered into with financial institutions. We do not currently have any natural gas hedges. We also utilize interest rate swaps and collars to manage the interest rate exposure on our long-term debt. We currently have an interest rate swap agreement that expires in October 2004, fixing the interest rate on $7.5 million of borrowing under our revolving credit facility at 3.9% plus the LIBOR margin set forth in our credit facility, a total of 5.3% at June 30, 2002.

   At June 30, 2002 we had the following open crude oil hedge positions (barrels per day):

                                                   Barrels Per Day
                                             ----------------------------
                                                  2002
                                             ---------------
                                             3rd Qtr 4th Qtr  2003  2004
                                             ------- ------- ------ -----
       Puts
          Average price $20.00/bbl..........  2,000   2,000      --    --
       Calls
          Average price $35.17/bbl..........  9,000   9,000      --    --
       Collars
          Average floor price of $22.00/bbl.
          Average cap price of $27.04/bbl...     --      --   2,000    --
       Swaps
          Average price $24.10/bbl.......... 19,000      --      --    --
          Average price $24.09/bbl..........     --  19,000      --    --
          Average price $23.31/bbl..........     --      --  14,750    --
          Average price $23.02/bbl..........     --      --      -- 5,000

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

Note 4--Comprehensive Income

   Comprehensive income includes net income and certain items recorded directly to Stockholders' Equity and classified as OCI. The following table reflects comprehensive income for the three and six months ended June 30, 2002 and 2001 (in thousands of dollars):

                                                          Three Months Ended  Six Months Ended
                                                               June 30,           June 30,
                                                          -----------------  ------------------
                                                            2002     2001      2002      2001
                                                          -------  --------  --------  --------
Net Income............................................... $ 9,674  $100,102  $ 16,270  $119,068

Other Comprehensive Income (Loss)
   Cumulative effect of change in accounting principle--
     January 1, 2001.....................................      --        --        --     6,856
   Reclassification adjustment for settled contracts.....  (3,238)       71    (6,790)     (733)
   Change in fair value of open hedging positions........   1,417      (773)  (18,931)   (6,813)
   Equity in OCI changes of PAA..........................   2,451      (293)    2,004    (1,188)
                                                          -------  --------  --------  --------
Other Comprehensive Income (Loss)........................     630      (995)  (23,717)   (1,878)
                                                          -------  --------  --------  --------
Comprehensive Income (Loss).............................. $10,304  $ 99,107  $ (7,447) $117,190
                                                          =======  ========  ========  ========

Note 5--Earnings Per Share

   The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income from continuing operations before the cumulative effect of accounting change for the three and six months ended June 30, 2002 and 2001 (dollar amounts and shares in thousands, except per share data):

                                               For the Three Months Ended June 30,
                                -----------------------------------------------------------------
                                              2002                             2001
                                -------------------------------- --------------------------------
                                                           Per                              Per
                                  Income       Shares     Share    Income       Shares     Share
                                (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                                ----------- ------------- ------ ----------- ------------- ------
Income before cumulative effect
  of accounting change.........   $9,674                          $100,102
Less: preferred stock
  dividends....................     (350)                          (24,947)
                                  ------                          --------
Income available to common
  stockholders.................    9,324       23,883     $0.39     75,155      19,631     $3.83
                                                          =====                            =====
Effect of dilutive securities:
   Convertible preferred
     stock.....................      350          932                1,067       7,972
   Employee stock options and
     warrants..................       --          702                   --         891
                                  ------       ------             --------      ------
Income available to common
  stockholders assuming
  dilution.....................   $9,674       25,517     $0.38   $ 76,222      28,494     $2.68
                                  ======       ======     =====   ========      ======     =====

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                                                For the Six Months Ended June 30,
                                -----------------------------------------------------------------
                                              2002                             2001
                                -------------------------------- --------------------------------
                                                           Per                              Per
                                  Income       Shares     Share    Income       Shares     Share
                                (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                                ----------- ------------- ------ ----------- ------------- ------
Income before cumulative effect
  of accounting change.........   $16,270                         $121,054
Less: preferred stock
  dividends....................      (700)                         (26,546)
                                  -------                         --------
Income available to common
  stockholders.................    15,570      23,759     $0.66     94,508      18,547     $5.10
                                                          =====                 ------     =====
Effect of dilutive securities:
   Convertible preferred
     stock.....................       700         932                2,666       9,349
   Employee stock options and
     warrants..................        --         614                   --         861
                                  -------      ------             --------      ------
Income available to common
  stockholders assuming
  dilution.....................   $16,270      25,305     $0.64   $ 97,174      28,757     $3.38
                                  =======      ======     =====   ========      ======     =====

   The $2.0 million cumulative effect of accounting change, net of tax benefit, recognized in the first quarter of 2001 resulted in a reduction in our basic and diluted earnings per share for the six months ended June 30, 2001 of $0.11 and $0.07, respectively.

Note 6--Commitments and Contingencies

   In connection with the sale of a portion of our interest in PAA in June 2001, we entered into a value assurance agreement with each of the purchasers of PAA subordinated units. In the event PAA's annual distribution is less than $1.85 per unit on its subordinated units, the value assurance agreements require us to pay to the purchasers an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. The value assurance agreements will expire upon the earlier of the conversion of the subordinated units to common units, or June 8, 2006.

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

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

Note 7--Subsequent Event

   At June 30, 2002, $17.5 million was outstanding under Plains Resources' $225.0 million senior secured revolving credit facility (the "Plains credit facility"). At such date we were in compliance with the covenants contained in the facility and could have borrowed the full $225.0 million available under the facility. Plains Resources also had $267.5 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2006 (the "10.25% notes") outstanding at June 30, 2002.

   On July 3, 2002, Plains Exploration & Production Company, L.P. ("PXP", a wholly owned subsidiary that conducts our upstream operations onshore and offshore California and in Illinois) and Plains E&P Company (a wholly owned subsidiary of PXP that has no material assets and was formed for the sole purpose of being a corporate co-issuer of certain notes) issued, at an issue price of 98.376%, $200.0 million of 8.75% Senior Subordinated Notes due 2012 (the "8.75% notes"). Also on July 3, PXP entered into a revolving credit facility (the "PXP credit facility") of up to $300.0 million, of which $150.0 million was committed on that date. The syndication of the PXP credit facility for the full $300.0 million, with a $225.0 million borrowing base, was completed on July 19, 2002.

   The proceeds from the 8.75% notes, $195.3 million after deducting $3.2 million in issue discount and $1.5 million in underwriting fees, and $117.6 million initially borrowed under the PXP credit facility were used to: (i) establish a $287.0 million escrow account to redeem the 10.25% notes; (ii) retire the $25.0 million outstanding under the Plains credit facility on July 3, 2002; and (iii) pay $0.9 million in fees related to the PXP credit facility. Upon payment of the amount outstanding under the Plains credit facility, that agreement was terminated. The $287.0 million escrow account to redeem the 10.25% notes consisted of: (i) the $267.5 million principal amount; (ii) a $9.1 million call premium due as a result of the early redemption of the notes; and
(iii) $10.4 million in interest accrued and payable on the redemption date. In connection with the redemption of the 10.25% notes and the termination of the Plains credit facility, in the third quarter of 2002 we will recognize a $10.3 million charge to income for debt extinguishment costs.

Note 8 --Consolidating Financial Statements

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

   These statements are presented because our 10.25% notes are not guaranteed by the Nonguarantor Subsidiaries.

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                (in thousands)
                                  (unaudited)

                                 June 30, 2002

                                                        Guarantor   Nonguarantor Intercompany
                                              Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                            ---------  ------------ ------------ ------------ ------------
                 ASSETS
Current Assets
    Cash and cash equivalents.............. $   1,012   $       7     $     57    $      --    $   1,076
    Accounts receivable....................     4,483      20,843           --           --       25,326
    Commodity hedging contracts............        --         632           --           --          632
    Inventory..............................        --       7,366           --           --        7,366
    Other current assets...................       631       2,686           --           --        3,317
                                            ---------   ---------     --------    ---------    ---------
                                                6,126      31,534           57           --       37,717
                                            ---------   ---------     --------    ---------    ---------
Property and Equipment, at cost
    Oil and natural gas properties--full
     cost method...........................   242,681     744,117           --         (149)     986,649
    Other property and equipment...........     2,490       1,561           --           --        4,051
                                            ---------   ---------     --------    ---------    ---------
                                              245,171     745,678           --         (149)     990,700
Less allowance for depreciation,
 depletion and amortization................  (218,262)   (179,779)          --      (55,386)    (453,427)
                                            ---------   ---------     --------    ---------    ---------
                                               26,909     565,899           --      (55,535)     537,273
                                            ---------   ---------     --------    ---------    ---------
Investment in Subsidiaries and
 Intercompany Advances.....................   577,307    (288,840)      97,215     (322,515)      63,167
                                            ---------   ---------     --------    ---------    ---------
Other Assets...............................     5,708      12,794          368         (451)      18,419
                                            ---------   ---------     --------    ---------    ---------
                                            $ 616,050   $ 321,387     $ 97,640    $(378,501)   $ 656,576
                                            =========   =========     ========    =========    =========
            LIABILITIES AND
          STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable and other current
     liabilities........................... $  13,989   $  32,179     $    469    $    (595)   $  46,042
    Commodity hedging contracts............        --      12,659           --           --       12,659
    Interest payable.......................     8,340         102           --           --        8,442
    Notes payable..........................        --         511           --           --          511
                                            ---------   ---------     --------    ---------    ---------
                                               22,329      45,451          469         (595)      67,654
                                            ---------   ---------     --------    ---------    ---------
Long-Term Debt
    Bank debt..............................    17,500          --           --           --       17,500
    Subordinated debt......................   269,325          --           --           --      269,325
    Other..................................        --       1,022           --           --        1,022
                                            ---------   ---------     --------    ---------    ---------
                                              286,825       1,022           --           --      287,847
                                            ---------   ---------     --------    ---------    ---------
Other Long-Term Liabilities................     3,167       4,468          210           --        7,845
                                            ---------   ---------     --------    ---------    ---------
Deferred Income Taxes......................    50,465       2,557      (13,056)          --       39,966
                                            ---------   ---------     --------    ---------    ---------
Stockholders' Equity.......................   253,264     267,889      110,017     (377,906)     253,264
                                            ---------   ---------     --------    ---------    ---------
                                            $ 616,050   $ 321,387     $ 97,640    $(378,501)   $ 656,576
                                            =========   =========     ========    =========    =========

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                (in thousands)

                               December 31, 2001

                                                 Guarantor   Nonguarantor Intercompany
                                       Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                     ---------  ------------ ------------ ------------ ------------
               ASSETS
Current Assets
Cash and cash equivalents........... $   1,013   $      13     $    153    $      --    $   1,179
Accounts receivable.................     3,222      16,817           --           --       20,039
Commodity hedging contracts.........        33      23,224           --           --       23,257
Inventory...........................        --       6,721           --           --        6,721
Other current assets................       294       1,233           --           --        1,527
                                     ---------   ---------     --------    ---------    ---------
                                         4,562      48,008          153           --       52,723
                                     ---------   ---------     --------    ---------    ---------
Property and Equipment, at cost
Oil and natural gas properties--full
  cost method.......................   241,509     700,044           --         (149)     941,404
Other property and equipment........     2,460       1,543           --           --        4,003
                                     ---------   ---------     --------    ---------    ---------
                                       243,969     701,587           --         (149)     945,407
Less allowance for depreciation,
  depletion and amortization........  (217,801)   (164,795)          --      (55,386)    (437,982)
                                     ---------   ---------     --------    ---------    ---------
                                        26,168     536,792           --      (55,535)     507,425
                                     ---------   ---------     --------    ---------    ---------
Investment in Subsidiaries and
  Intercompany Advances.............   565,098    (267,294)      85,389     (318,567)      64,626
                                     ---------   ---------     --------    ---------    ---------
Other Assets........................     4,652      19,430          383         (451)      24,014
                                     ---------   ---------     --------    ---------    ---------
                                     $ 600,480   $ 336,936     $ 85,925    $(374,553)   $ 648,788
                                     =========   =========     ========    =========    =========
          LIABILITIES AND
        STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and other
     current liabilities............ $  10,255   $  42,581     $  1,059    $      --    $  53,895
   Interest payable.................     8,286          --           --           --        8,286
   Notes payable....................        --         511           --           --          511
                                     ---------   ---------     --------    ---------    ---------
                                        18,541      43,092        1,059           --       62,692
                                     ---------   ---------     --------    ---------    ---------
Long-Term Debt
   Bank debt........................    11,500          --           --           --       11,500
   Subordinated debt................   269,539          --           --           --      269,539
   Other............................        --       1,022           --           --        1,022
                                     ---------   ---------     --------    ---------    ---------
                                       281,039       1,022           --           --      282,061
                                     ---------   ---------     --------    ---------    ---------
Other Long-Term Liabilities.........     3,013       1,413          463           --        4,889
                                     ---------   ---------     --------    ---------    ---------
Deferred Income Taxes...............    43,035      19,190      (17,931)          --       44,294
                                     ---------   ---------     --------    ---------    ---------
Stockholders' Equity................   254,852     272,219      102,334     (374,553)     254,852
                                     ---------   ---------     --------    ---------    ---------
                                     $ 600,480   $ 336,936     $ 85,925    $(374,553)   $ 648,788
                                     =========   =========     ========    =========    =========

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENT OF INCOME

                                (in thousands)
                                  (unaudited)

                       Three Months Ended June 30, 2002

                                            Guarantor   Nonguarantor Intercompany
                                   Parent  Subsidiaries Subsidiaries Eliminations Consolidated
                                  -------  ------------ ------------ ------------ ------------
Revenues
   Crude oil and liquids......... $    --    $46,319      $    --      $     --     $46,319
   Natural gas...................      --      2,589           --            --       2,589
                                  -------    -------      -------      --------     -------
                                       --     48,908           --            --      48,908
                                  -------    -------      -------      --------     -------
Expenses
   Production expenses...........      --     19,282           --            --      19,282
   General and administrative....   1,567      2,408            7            --       3,982
   Depreciation, depletion and
     amortization................     513      7,471           --            --       7,984
                                  -------    -------      -------      --------     -------
                                    2,080     29,161            7            --      31,248
                                  -------    -------      -------      --------     -------
Income (Loss) from Operations....  (2,080)    19,747           (7)           --      17,660
Other Income (Expense)
   Equity in earnings of
     subsidiary..................  16,273         --        5,256       (16,273)      5,256
   Interest expense..............      --     (6,516)          --            --      (6,516)
   Interest and other income.....       5         17            4            --          26
                                  -------    -------      -------      --------     -------
Income Before Income Taxes.......  14,198     13,248        5,253       (16,273)     16,426
   Income tax benefit (expense):
       Current...................    (405)        --         (180)           --        (585)
       Deferred..................  (4,119)      (150)      (1,898)           --      (6,167)
                                  -------    -------      -------      --------     -------
Net Income                          9,674     13,098        3,175       (16,273)      9,674
   Preferred dividend
     requirement.................    (350)        --           --            --        (350)
                                  -------    -------      -------      --------     -------
Income Attributable to Common
  Shares......................... $ 9,324    $13,098      $ 3,175      $(16,273)    $ 9,324
                                  =======    =======      =======      ========     =======

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENT OF INCOME

                                (in thousands)

                                  (unaudited)

                       Three Months Ended June 30, 2001

                                             Guarantor   Nonguarantor Intercompany
                                   Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                  --------  ------------ ------------ ------------ ------------
Revenues
   Crude oil and liquids......... $     --    $58,001      $     --    $      --     $ 58,001
   Natural gas...................       --        423            --           --          423
                                  --------    -------      --------    ---------     --------
                                        --     58,424            --           --       58,424
                                  --------    -------      --------    ---------     --------
Expenses
   Production expenses...........       --     17,850            --           --       17,850
   General and administrative....    9,387      2,092            --           --       11,479
   Depreciation, depletion and
     amortization................    1,451      5,085            49           --        6,585
                                  --------    -------      --------    ---------     --------
                                    10,838     25,027            49           --       35,914
                                  --------    -------      --------    ---------     --------
Income (Loss) from
  Operations.....................  (10,838)    33,397           (49)          --       22,510
Other Income (Expense)
   Equity in earnings of
     subsidiary..................  195,629         --         3,755     (195,629)       3,755
   Gain on PAA units.............       --         --       148,213           --      148,213
   Interest expense..............     (945)    (5,882)           --           --       (6,827)
   Interest and other income.....     (707)      (136)          174           --         (669)
                                  --------    -------      --------    ---------     --------
Income Before Income Taxes and
  Cumulative Effect of
  Accounting Change..............  183,139     27,379       152,093     (195,629)     166,982
   Income tax benefit (expense):
     Current.....................       --         --        (8,449)          --       (8,449)
     Deferred....................  (99,768)     7,277       (51,929)      85,989      (58,431)
                                  --------    -------      --------    ---------     --------
Net Income.......................   83,371     34,656        91,715     (109,640)     100,102
   Preferred dividend
     requirement.................  (24,947)        --            --           --      (24,947)
                                  --------    -------      --------    ---------     --------
   Income Attributable to
     Common Shares............... $ 58,424    $34,656      $ 91,715    $(109,640)    $ 75,155
                                  ========    =======      ========    =========     ========

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENT OF INCOME
                                (in thousands)
                                  (unaudited)

                        Six Months Ended June 30, 2002

                                            Guarantor   Nonguarantor Intercompany
                                   Parent  Subsidiaries Subsidiaries Eliminations Consolidated
                                  -------  ------------ ------------ ------------ ------------
Revenues
   Crude oil and liquids......... $    --    $ 88,121     $    --      $     --     $ 88,121
   Natural gas...................      --       4,577          --            --        4,577
                                  -------    --------     -------      --------     --------
                                       --      92,698          --            --       92,698
                                  -------    --------     -------      --------     --------
Expenses
   Production expenses...........      --      38,007          --            --       38,007
   General and administrative....   2,910       5,177          14            --        8,101
   Depreciation, depletion and
     amortization................     974      14,860          --            --       15,834
                                  -------    --------     -------      --------     --------
                                    3,884      58,044          14            --       61,942
                                  -------    --------     -------      --------     --------
Income (Loss) from Operations....  (3,884)     34,654         (14)           --       30,756

Other Income (Expense)
   Equity in earnings of
     subsidiary..................  27,059          --       9,606       (27,059)       9,606
   Interest expense..............      --     (12,895)         --            --      (12,895)
   Interest and other income.....       9          36          18            --           63
                                  -------    --------     -------      --------     --------
Income Before Income Taxes.......  23,184      21,795       9,610       (27,059)      27,530
   Income tax benefit (expense):
     Current.....................   2,275          --        (338)           --        1,937
     Deferred....................  (9,189)       (415)     (3,593)           --      (13,197)
                                  -------    --------     -------      --------     --------
Net Income.......................  16,270      21,380       5,679       (27,059)      16,270
   Preferred dividend
     requirement.................    (700)         --          --            --         (700)
                                  -------    --------     -------      --------     --------
Income Attributable to Common
  Shares......................... $15,570    $ 21,380     $ 5,679      $(27,059)    $ 15,570
                                  =======    ========     =======      ========     ========

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENT OF INCOME
                                (in thousands)
                                  (unaudited)

                        Six Months Ended June 30, 2001

                                            Guarantor   Nonguarantor Intercompany
                                  Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                ---------  ------------ ------------ ------------ ------------
Revenues
   Crude oil and liquids....... $      --    $116,233     $     --    $      --     $116,233
   Natural gas.................        --         423           --           --          423
                                ---------    --------     --------    ---------     --------
                                       --     116,656           --           --      116,656
                                ---------    --------     --------    ---------     --------
Expenses
   Production expenses.........         2      34,028           --           --       34,030
   General and administrative..    10,434       5,113           13           --       15,560
   Depreciation, depletion and
     amortization..............     1,362      11,924           98           --       13,384
                                ---------    --------     --------    ---------     --------
                                   11,798      51,065          111           --       62,974
                                ---------    --------     --------    ---------     --------
Income (Loss) from
  Operations...................   (11,798)     65,591         (111)          --       53,682

Other Income (Expense)
   Equity in earnings of
     subsidiary................   215,368          --       10,591     (215,368)      10,591
   Gain on PAA units...........        --          --      150,171           --      150,171
   Interest expense............    (2,266)    (11,557)          --           --      (13,823)
   Interest and other income...      (685)        423          260           --           (2)
                                ---------    --------     --------    ---------     --------
Income Before Income Taxes
  and Cumulative Effect of
  Accounting Change............   200,619      54,457      160,911     (215,368)     200,619
Income tax benefit (expense):
   Current.....................     1,788          --      (10,715)          --       (8,927)
   Deferred....................  (100,071)     (3,454)     (53,102)      85,989      (70,638)
                                ---------    --------     --------    ---------     --------
Income Before Cumulative Effect
  of Accounting Change.........   102,336      51,003       97,094     (129,379)     121,054
   Cumulative effect of
     accounting change, net of
     tax benefit...............        --      (2,129)         143           --       (1,986)
                                ---------    --------     --------    ---------     --------
Net Income.....................   102,336      48,874       97,237     (129,379)     119,068
   Preferred dividend
     requirement...............   (26,546)         --           --           --      (26,546)
                                ---------    --------     --------    ---------     --------
Income Attributable to Common
  Shares....................... $  75,790    $ 48,874     $ 97,237    $(129,379)    $ 92,522
                                =========    ========     ========    =========     ========

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                        Six Months Ended June 30, 2002

                                                      Guarantor   Nonguarantor Intercompany
                                            Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                           --------  ------------ ------------ ------------ ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income (loss)......................... $ 16,270    $ 21,380     $  5,679     $(27,059)    $ 16,270
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation, depletion, and
     amortization.........................      974      14,860           --           --       15,834
   Equity in earnings of subsidiaries.....  (27,059)         --       (9,606)      27,059       (9,606)
   Distributions from subsidiaries........       --          --       14,140           --       14,140
   Deferred income taxes..................    9,189         415        3,593           --       13,197
   Other..................................    1,045          --           --           --        1,045
Change in assets and liabilities resulting
  from operating activities:
   Current and other assets...............    9,474     (16,346)         (96)          --       (6,968)
   Current and other liabilities..........    4,471       2,368      (13,806)          --       (6,967)
                                           --------    --------     --------     --------     --------
Net cash provided by (used in) operating
  activities..............................   14,364      22,677          (96)          --       36,945
                                           --------    --------     --------     --------     --------

CASH FLOWS FROM INVESTING
  ACTIVITIES
Oil and gas properties and equipment......   (1,172)    (45,889)          --           --      (47,061)
Other properties and equipment............      (30)        (18)          --           --          (48)
                                           --------    --------     --------     --------     --------
Net cash used in investing activities.....   (1,202)    (45,907)          --           --      (47,109)
                                           --------    --------     --------     --------     --------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Net change in long-term debt..............    6,000          --           --           --        6,000
Exercise of stock options.................    4,411          --           --           --        4,411
Proceeds from issuance of preferred
  stock...................................       --          --           --           --           --
Preferred stock dividends paid............     (350)         --           --           --         (350)
                                           --------    --------     --------     --------     --------
Net cash provided by financing
  activities..............................   10,061          --           --           --       10,061
                                           --------    --------     --------     --------     --------
Net increase (decrease) in cash and cash
  equivalents.............................   23,223     (23,230)         (96)          --         (103)
Cash and cash equivalents, beginning of
  period..................................    1,013          13          153           --        1,179
                                           --------    --------     --------     --------     --------
Cash and cash equivalents, end of
  period.................................. $ 24,236    $(23,217)    $     57     $     --     $  1,076
                                           ========    ========     ========     ========     ========

                    PLAINS RESOURCES INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                (in thousands)

                                  (unaudited)

                        Six Months Ended June 30, 2001

                                                            Guarantor   Nonguarantor Intercompany
                                                  Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                                ---------  ------------ ------------ ------------ ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss).............................. $ 102,336    $ 48,874    $  97,237    $(129,379)   $ 119,068
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation, depletion, and amortization....     1,362      11,924           98           --       13,384
  Equity earnings in subsidiary................  (215,368)         --      (10,591)     215,368      (10,591)
  Distributions from subsidiary................        --          --       17,907           --       17,907
  Gain on sale of PAA units....................        --          --     (150,171)          --     (150,171)
  Deferred income tax..........................   100,071       4,200       53,102      (85,989)      71,384
  Cumulative effect of accounting change.......        --       2,129         (143)          --        1,986
  Change in derivative fair value..............        --       1,227           --           --        1,227
  Other noncash items..........................     4,925          --           --           --        4,925
Change in assets and liabilities resulting from
 operating activities:
  Current and other assets.....................    10,644      (9,252)       9,875           --       11,267
  Current and other liabilities................     3,623      (5,597)     (10,708)          --      (12,682)
                                                ---------    --------    ---------    ---------    ---------
Net cash provided by (used in) operating
 activities....................................     7,593      53,505        6,606           --       67,704
                                                ---------    --------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Properties and equipment.......................    (1,987)    (60,485)          --           --      (62,472)
Sale of PAA units..............................        --          --      105,899           --      105,899
Investment in PAA..............................        --          --       (2,763)                   (2,763)
                                                ---------    --------    ---------    ---------    ---------
Net cash used in investing activities..........    (1,987)    (60,485)     103,136           --       40,664
                                                ---------    --------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net change in long-term debt...................   (27,300)         --           --           --      (27,300)
Exercise of stock options......................     2,892          --           --           --        2,892
Treasury stock purchases.......................   (39,528)         --           --           --      (39,528)
Preferred stock dividends paid.................    (7,648)         --           --           --       (7,648)
Dividends paid.................................    79,925          --      (79,925)          --           --
Other..........................................       (68)         --           --           --          (68)
                                                ---------    --------    ---------    ---------    ---------
Net cash provided by financing activities......     8,273          --      (79,925)          --      (71,652)
                                                ---------    --------    ---------    ---------    ---------
Net increase (decrease) in cash and cash
 equivalents...................................    13,879      (6,980)      29,817           --       36,716
Decrease in cash due to deconsolidation of
 PAA...........................................        --          --       (3,425)          --       (3,425)
Cash and cash equivalents, beginning of
 period........................................         4         597        4,479           --        5,080
                                                ---------    --------    ---------    ---------    ---------
Cash and cash equivalents, end of period....... $  13,883    $ (6,383)   $  30,871    $      --    $  38,371
                                                =========    ========    =========    =========    =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The following updates information as to our financial condition provided in our Form 10-K for the year ended December 31, 2001, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2002 and the comparable periods in 2001. There have been no significant changes in our business or properties during the first six months of 2002.

   The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry:

Bbl One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

BOE One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 Mcf to 1 Bbl of oil.

Differential An adjustment to the price of oil to reflect differences in the quality and/or location of oil.

Gas       Natural gas.

MBbl      One thousand barrels of oil or other liquid hydrocarbons.

MBOE      One thousand BOE.

Mcf       One thousand cubic feet of gas.

Midstream The portion of the oil and gas industry focused on marketing, gathering, transporting and storing oil.

MMBbl     One million barrels of oil or other liquid hydrocarbons.

MMBOE     One million BOE.

MMcf      One million cubic feet of gas.

NYMEX     New York Mercantile Exchange.

Oil       Crude oil, condensate and natural gas liquids.

Upstream The portion of the oil and gas industry focused on acquiring, exploiting, developing, exploring for and producing oil and gas.

Debt Restructuring

   On July 3, 2002, Plains Exploration & Production Company, L.P., or PXP, and Plains E&P Company (both of which are wholly owned subsidiaries) issued, at an issue price of 98.376%, $200.0 million of 8.75% Senior Subordinated Notes due 2012, or the 8.75% notes. Also on July 3, PXP entered into a revolving credit facility, or the PXP credit facility, of up to $300 million, of which $150.0 million was committed on that date. The syndication of the PXP credit facility for the full $300.0 million, with a $225.0 million borrowing base, was completed on July 19, 2002.

   The proceeds from the 8.75% notes, $195.3 million after deducting issue discount and underwriting fees, and $117.6 million initially borrowed under the PXP credit facility were used to: (i) establish a $287.0 million escrow account to redeem $267.5 million of outstanding 10.25% Senior Subordinated Notes, or the 10.25% notes; (ii) retire the $25.0 million outstanding under Plains Resources' credit facility, or the Plains credit facility, on July 3, 2002; and
(iii) pay $0.9 million in fees related to the PXP credit facility.

   For a complete discussion of these transactions and the terms and conditions of the 8.75% notes and the PXP credit facility, see "Liquidity and Capital Resources--Debt".

Proposed Initial Public Offering and Spin-off of PXP

   On May 22, 2002 we received a favorable private letter ruling from the Internal Revenue Service, or IRS, stating that, for United States federal income tax purposes, a distribution of the capital stock of PXP to our stockholders will generally be tax-free to both us and our stockholders. We call this proposed distribution the "spin-off." On June 21, 2002 PXP filed a registration statement on Form S-1 with the Securities and Exchange Commission, or SEC, for the initial public offering, or IPO, of PXP's common stock. PXP is a wholly owned subsidiary that conducts our upstream onshore and offshore California and Illinois operations.

   Prior to completing the spin-off, we intend to seek a supplemental private letter ruling from the IRS that the IPO will not affect our earlier ruling. There can be no assurance that we will complete the IPO because of market, SEC review, regulatory, consent or other external factors, or because of a change in our business plan. If the IPO occurs, we expect the spin-off to occur within the following twelve months. If the IPO does not occur, we may still decide to proceed with the spin-off.

   The spin-off will, among other things, generally divide our midstream and upstream assets into two separate platforms, allow us and PXP to focus corporate strategies and management teams for each business and simplify our corporate structure. If the spin-off occurs, we would retain our interest in our Florida oil and gas properties and our interest in Plains All American Pipeline, L.P., or PAA. Also, the 8.75% notes and borrowings under the PXP credit facility would no longer be our obligations. At the time of the spin-off we expect that we would realign our management to reflect the separation of the midstream and upstream assets.

   We have yet to make a final determination of if and when we will implement the spin-off. Any decision to pursue the spin-off is subject to obtaining a number of regulatory and contractual third-party consents and permits, including a supplemental private letter ruling from the IRS. Accordingly, we cannot provide any assurance that the spin-off will occur.

Results of Operations

   The following tables reflect our oil and gas production and sales volumes, the components of our oil and gas revenues and set forth our revenues and costs and expenses on a BOE basis:

                                           Three Months Ended Six Months Ended
                                               June 30,           June 30,
                                           ----------------   ----------------
                                             2002      2001     2002     2001
                                           -------   -------  -------  -------
 Production Volumes
    Oil and liquids (MBbls)...............   2,310     2,269    4,590    4,444
    Natural Gas (MMcf)....................     842       882    1,719    1,627
    MBOE..................................   2,450     2,416    4,876    4,715
 Sales Volumes
    Oil and liquids (MBbls)...............   2,282     2,156    4,531    4,463
    Natural Gas (MMcf)....................     842       882    1,719    1,627
    MBOE..................................   2,423     2,303    4,818    4,734
 Daily Average Sales Volumes
    Total
        Oil and liquids (Bbls)............  25,082    23,693   25,034   24,657
        Natural Gas (Mcf).................   9,252     9,695    9,496    8,989
        BOE...............................  26,624    25,309   26,617   26,155
    Oil and Liquids (Bbls)
        Onshore California................  17,185    15,938   16,702   15,330
        Offshore California...............   3,131     3,490    3,429    3,654
        Illinois..........................   2,540     2,705    2,590    2,749
        Florida...........................   2,226     1,560    2,313    2,924
                                           -------   -------  -------  -------
                                            25,082    23,693   25,034   24,657
                                           =======   =======  =======  =======
    Natural Gas (Mcf)
        Onshore California................   9,252     9,695    9,496    8,989
                                           =======   =======  =======  =======
 Unit Economics (in dollars)
    Average Liquids Sales Price ($/Bbl)
        Average NYMEX..................... $ 26.27   $ 27.98  $ 24.02  $ 28.40
        Hedging gain (loss)...............   (1.76)    (1.54)   (0.16)   (1.66)
        Differential......................   (4.22)    (5.26)   (4.42)   (5.97)
                                           -------   -------  -------  -------
        Net realized...................... $ 20.29   $ 21.18  $ 19.44  $ 20.77
                                           =======   =======  =======  =======
    Average Gas Sales Price ($/Mcf)....... $  3.07   $ 14.00  $  2.66  $ 14.45
    Average Sales Price per BOE........... $ 20.18   $ 25.19  $ 19.24  $ 24.55
    Average Production Costs per BOE......   (7.96)    (7.75)   (7.89)   (7.19)
                                           -------   -------  -------  -------
    Gross Margin per BOE..................   12.22     17.44    11.35    17.36
    G&A per BOE(1)........................   (1.31)    (1.62)   (1.39)   (1.42)
                                           -------   -------  -------  -------
    Gross Profit per BOE.................. $ 10.91   $ 15.82  $  9.96  $ 15.94
                                           =======   =======  =======  =======
    DD&A per BOE (oil and gas properties). $  3.10   $  2.64  $  3.10  $  2.64

--------
(1) Excludes costs associated with corporate reorganization and noncash compensation expense.

Comparison of three months ended June 30, 2002 to three months ended June 30,
2001

  Operating revenues

   Our operating revenues decreased 16%, or $9.5 million, to $48.9 million for the three months ended June 30, 2002 from $58.4 million for the three months ended June 30, 2001. The decrease was primarily due to lower realized prices for oil and gas that reduced revenues by $12.2 million. Higher volumes increased revenues by $2.7 million.

   Our daily oil sales volumes increased 6%, or 1.4 MBbls, to 25.1 MBbls per day for the three months ended June 30, 2002 from 23.7 MBbls for the three months ended June 30, 2001. Our daily gas sales volumes decreased 4%, or 0.4 MMcf, to 9.3 MMcf per day for the three months ended June 30, 2002 from 9.7 MMcf per day for the three months ended June 30, 2001. On an as produced basis, volumes increased 1%. Production increases were primarily attributable to the continuing development of our onshore California properties.

   Our average realized price for oil and natural gas liquids decreased 4%, or $0.89, to $20.29 per Bbl for the three months ended June 30, 2002 from $21.18 per Bbl for the three months ended June 30, 2001. The average NYMEX oil price decreased 6%, or $1.71, to $26.27 per Bbl for the three months ended June 30, 2002 from $27.98 per Bbl for the three months ended June 30, 2001. The NYMEX decrease was partially offset by a $1.04 per Bbl improvement in location and quality differentials. Hedging losses averaged $1.76 per Bbl for the three months ended June 30, 2002 as compared to $1.54 per Bbl for the same period in 2001. The average realized price for gas decreased 78%, or $10.93, to $3.07 per Mcf for the three months ended June 30, 2002 from $14.00 per Mcf in 2001. Gas prices were unusually high in 2001, particularly in California.

  Production expenses

   Our production expenses increased 8%, or $1.4 million, to $19.3 million for the three months ended June 30, 2002 from $17.9 million for the three months ended June 30, 2001. On a per unit basis, production expenses increased 3%, or $0.21, to $7.96 per BOE for the three months ended June 30, 2002 from $7.75 per BOE for the three months ended June 30, 2001, primarily due to higher electricity costs in California.

  General and administrative expense

   Our general and administrative expense, or G&A expense, decreased 65%, or $7.5 million, to $4.0 million for the three months ended June 30, 2002 from $11.5 million for the three months ended June 30, 2001. G&A expense for 2001 included $7.8 million of nonrecurring noncash compensation and other costs incurred in conjunction with our strategic reorganization that was completed in June 2001.

  Depreciation, depletion and amortization

   Our depreciation, depletion and amortization, or DD&A, expense increased 21%, or $1.4 million, to $8.0 million for the three months ended June 30, 2002 from $6.6 million for the three months ended June 30, 2001. An increase in the oil and gas DD&A rate to $3.10 per BOE for the three months ended June 30, 2002 from $2.64 per BOE for the three months ended June 30, 2001 was primarily due to increased estimated future development costs of our proved reserves.

  Equity in earnings of PAA

   Our equity in earnings of PAA increased 40%, or $1.5 million, to $5.3 million for the three months ended June 30, 2002 from $3.8 million for the three months ended June 30, 2001. PAA reported earnings of $17.0 million for the three months ended June 30, 2002 compared to $7.1 million for the three months ended June 30, 2001. PAA's earnings for 2001 were reduced by $5.6 million in noncash compensation expenses primarily related to the vesting of partnership units in connection with our strategic reorganization. Our ownership interest in PAA in 2002 was approximately 29% compared to approximately 54% in 2001.

  Gain on PAA units

   Our 2001 gain related to the sale of a portion of our investment in PAA in connection with our strategic reorganization and PAA's May 2001 equity offering.

  Interest expense

   Our interest expense decreased 5%, or $0.3 million, to $6.5 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001, reflecting lower amounts owed on our revolving credit facility.

  Income tax expense

   Our income tax expense decreased $60.1 million to $6.8 million for the three months ended June 30, 2002 from $66.9 million for the three months ended June 30, 2001. The decrease was primarily due to decreases in pre-tax income, partially offset by an increase in our effective tax rate. Our effective tax rate was 40.9% for the three months ended June 30, 2002 as compared to 40.1% for the three months ended June 30, 2001.

Comparison of six months ended June 30, 2002 to six months ended June 30, 2001

  Operating revenues

   Our operating revenues decreased 21%, or $24.0 million, to $92.7 million for the six months ended June 30, 2002 from $116.7 million for the six months ended June 30, 2001. The decrease was primarily due to lower realized prices for oil and gas that reduced revenues by $25.5 million. Higher volumes increased revenues by $1.5 million.

   Our daily oil sales volumes increased 2%, or 0.4 MBbls, to 25.0 MBbls per day for the six months ended June 30, 2002 from 24.6 MBbls for the six months ended June 30, 2001. Our daily gas sales volumes increased 6%, or 0.5 MMcf, to
9.5 MMcf per day for the six months ended June 30, 2002 from 9.0 MMcf for the six months ended June 30, 2001. Production increases were primarily attributable to the continuing development of our onshore California properties.

   Our average realized price for oil and natural gas liquids decreased 6%, or $1.33, to $19.44 per Bbl for the six months ended June 30, 2002 from $20.77 per Bbl for the six months ended June 30, 2001. The average NYMEX oil price decreased 15%, or $4.38, to $24.02 per Bbl for the six months ended June 30, 2002 from $28.40 per Bbl for the six months ended June 30, 2001. The NYMEX decrease was partially offset by a 90%, or $1.50 decrease in our hedging loss per Bbl, from $1.66 per Bbl for the six months ended June 30, 2001 to $0.16 per Bbl for the six months ended June 30, 2002, as well as a 26%, or $1.55 per Bbl improvement in location and quality differentials over the same periods. The average realized price for gas decreased 82%, or $11.79, to $2.66 per Mcf for the six months ended June 30, 2002 from $14.45 per Mcf in 2001. Gas prices were unusually high in 2001, particularly in California.

  Production expenses

   Our production expenses increased 12%, or $4.0 million, to $38.0 million for the six months ended June 30, 2002 from $34.0 million for the six months ended June 30, 2001. On a per unit basis, production expenses increased 10%, or $0.70 per BOE, to $7.89 per BOE for the six months ended June 30, 2002 from $7.19 per BOE for the six months ended June 30, 2001. Production expenses for 2001 were reduced by approximately $0.46 per BOE as a result of nonrecurring credits (primarily the sale of certain California emissions credits). Excluding these credits, production expenses increased 3% per BOE during the period, primarily due to higher electricity costs in California.

  General and administrative expense

   G&A expense decreased 48%, or $7.5 million, to $8.1 million for the six months ended June 30, 2002 from $15.6 million for the six months ended June 30, 2001. G&A expense for 2002 includes $0.6 million of costs related to our 2001 strategic reorganization and our proposed spinoff. G&A expense for 2001 includes $8.8 million of nonrecurring noncash compensation and other costs incurred in conjunction with our strategic reorganization that was completed in June 2001.

  Depreciation, depletion and amortization

   DD&A increased 18%, or $2.4 million, to $15.8 million for the six months ended June 30, 2002 from $13.4 million for the six months ended June 30, 2001. An increase in the oil and gas DD&A rate to $3.10 per BOE for the six months ended June 30, 2002 from $2.64 per BOE for the six months ended June 30, 2001 was primarily due to increased estimated future development costs of our proved reserves.

  Equity in earnings of Plains All American Pipeline, L.P. (PAA)

   Our equity in earnings of PAA decreased 9%, or $1.0 million, to $9.6 million for the six months ended June 30, 2002 from $10.6 million for the six months ended June 30, 2001. PAA reported earnings of $31.2 million for the six months ended June 30, 2002 compared to $20.1 million for the six months ended June 30, 2001. PAA's earnings for 2001 were reduced by $5.7 million in noncash compensation expenses primarily related to the vesting of partnership units in connection with our strategic reorganization. Our ownership interest in PAA in 2002 was approximately 29% compared to approximately 54% in 2001.

  Gain on PAA units

   Our 2001 gain related to the sale of a portion of our investment in PAA in connection with our June 2001 strategic reorganization and PAA's May 2001 equity offering.

  Interest expense

   Our interest expense decreased 7%, or $0.9 million, to $12.9 million for the six months ended June 30, 2002 from $13.8 million for the six months ended June 30, 2001, reflecting lower amounts owed on our revolving credit facility and lower interest rates.

  Income tax expense

   Our income tax expense decreased $68.3 million to $11.3 million for the six months ended June 30, 2002 from $79.6 million for the six months ended June 30, 2001. The decrease was primarily due to a decrease in pre-tax income, partially offset by an increase in our effective tax rate. Our effective tax rate was 40.9% for the six months ended June 30, 2002 as compared to 39.7% for the six months ended June 30, 2001. Current income tax expense for the first six months of 2002 includes a benefit of approximately $2.9 million representing taxes paid in 2001 that will be refunded to us under terms of recent legislation. Such legislation allows us to offset 100% of alternative minimum taxable income with net operating loss carryforwards ("NOL's") for 2001 and 2002. Previously, we could only offset 90% of AMT income with NOL's. The current income tax expense benefit is offset by a corresponding charge to deferred income tax expense. This change in the regulations did not change our overall effective tax rate and had no effect on net income.

Liquidity and Capital Resources

  General

   Cash generated from our upstream operations, PAA distributions and the PXP credit facility are our primary sources of liquidity. We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under the PXP credit facility to meet our short term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures. We also believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit facility to meet our long term normal recurring operating needs, contingencies and anticipated capital expenditures.

   We expect capital expenditures for the remainder of 2002 to be in the range of $30 to $32 million, which will be funded by cash generated by operations and our revolving credit facility.

   In the first six months of 2002 we received cash distributions from PAA of $14.1 million, including $1.0 million for our 44% interest in the general partner. Based on the $0.5375 per unit distribution recently declared by PAA, the distribution we will receive in the third quarter of 2002 will be approximately $7.4 million, including $0.6 million for our 44% interest in the general partner.

   Cash provided by operating activities for the first six months of 2002 totaled $36.9 million. Investing activities consisted of capital expenditures of $47.1 million. Cash provided by financing activities included $6.0 million in net borrowings under our revolving credit facility, $4.4 million in proceeds from the exercise of stock options, and ($0.4) million in preferred stock dividends. Cash decreased by $0.1 million during the period.

  Debt

   At June 30, 2002, $17.5 million was outstanding under the Plains credit facility. At such date we were in compliance with the covenants contained in the facility and could have borrowed the full $225.0 million available under the facility. An aggregate $267.5 million principal amount of the 10.25% notes was outstanding at June 30, 2002.

   On July 3, 2002, PXP and Plains E&P Company (a wholly owned subsidiary of PXP that has no material assets and was formed for the sole purpose of being a corporate co-issuer of certain notes) issued the 8.75% notes, at an issue price of 98.376%. Also on July 3, PXP entered into the PXP credit facility, of which $150.0 million was committed on that date. The syndication of the PXP credit facility for the full $300.0 million, with a $225.0 million borrowing base, was completed on July 19, 2002.

   The proceeds from the 8.75% notes, $195.3 million after deducting $3.2 million in issue discount and $1.5 million in underwriting fees, and $117.6 million initially borrowed under the PXP credit facility were used to: (i) establish a $287.0 million escrow account to redeem the 10.25% notes; (ii) retire the $25.0 million outstanding under the Plains credit facility on July 3, 2002; and (iii) pay $0.9 million in fees related to the PXP credit facility. Upon payment of the amount outstanding under the Plains credit facility, that agreement was terminated. The $287.0 million escrow account to redeem the 10.25% notes consisted of: (i) the $267.5 million principal amount; (ii) a $9.1 million call premium due as a result of the early redemption of the notes; and
(iii) $10.4 million in interest accrued and payable on the redemption date. In connection with the redemption of the 10.25% notes and the termination of the Plains credit facility, in the third quarter of 2002 we will recognize a $10.3 million charge to income for debt extinguishment costs.

   The 8.75% notes are unsecured general obligations of PXP and are subordinated in right of payment to all existing and future senior indebtedness and are guaranteed on a senior subordinated basis by PXP's existing and future domestic restricted subsidiaries. Trade payables are not senior indebtedness.

   The indenture governing the 8.75% notes contains covenants that limit PXP's ability, as well as the ability of PXP's subsidiaries, among other things, to incur additional indebtedness, make certain investments, make restricted payments, sell assets, enter into agreements containing dividends and other payment restrictions affecting subsidiaries, enter into transactions with affiliates, create liens, merge, consolidate and transfer assets and enter into different lines of business. In the event of a Change of Control, as defined in the indenture, PXP will be required to make an offer to repurchase the 8.75% notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase. The indenture governing the 8.75% notes will permit the spin-off and the spin-off will not, in itself, constitute a change of control for purposes of the indenture.

   The 8.75% notes are not redeemable until July 1, 2007. On or after that date they are redeemable, at our option, at 104.375% of the principal amount for the twelve-month period ending June 30, 2008, at 102.917% of the principal amount for the twelve-month period ending June 30, 2009, at 101.458% of the principal amount for the twelve-month period ending June 30, 2010 and at 100% of the principal amount thereafter. In each case, accrued interest is payable to the date of redemption.

   The PXP credit facility provides for a borrowing base of $225.0 million that will be reviewed every six months, with the lenders and PXP each having the right to one annual interim unscheduled redetermination, and adjusted based on PXP's oil and gas properties, reserves, other indebtedness and other relevant factors, and matures in 2005. Additionally, the credit facility contains a $30.0 million sub-limit on letters of credit. To secure borrowings, PXP pledged 100% of the shares of stock of its domestic subsidiaries and mortgages that secure at least 80% of the total present value of its domestic oil and gas properties.

   Amounts borrowed under the PXP credit facility bear an annual interest rate, at PXP's election, equal to either: (i) the Eurodollar rate plus from 1.375% to 1.75%; or (ii) the greater of (1) the prime rate, as determined by JPMorgan Chase Bank, (2) the certificate of deposit rate, plus 1.0%, or (3) the federal funds rate, plus 0.5%; plus an additional 0.125% to 0.5% for each of (1)-(3). The amount of interest payable on outstanding borrowings is based on (1) the utilization rate as a percentage of the total amount of funds borrowed under the credit facility to the borrowing base and (2) PXP's long-term debt rating. Commitment fees and letter of credit fees under the PXP credit facility are based on the utilization rate and long-term debt rating. Commitment fees range from 0.375% to 0.5% of the unused portion of the borrowing base. Letter of credit fees range from 1.375% to 1.75%. The issuer of any letter of credit receives an issuing fee of 0.125% of the undrawn amount. PXP's domestic subsidiaries unconditionally guarantee payment of borrowings under the PXP credit facility.

   The PXP credit facility contains negative covenants that limit PXP's ability, as well as the ability of PXP's subsidiaries, among other things, to incur additional debt, pay dividends on stock, make distributions of cash or property, change the nature of their business or operations, redeem stock or redeem subordinated debt, make investments, create liens, enter into leases, sell assets, sell capital stock of subsidiaries, create subsidiaries, guarantee other indebtedness, enter into agreements that restrict dividends from subsidiaries, enter into certain types of swap agreements, enter into gas imbalance or take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, the PXP credit facility requires PXP to maintain a current ratio (which includes amounts available under the PXP credit facility) of at least 1.0 to 1.0 and a ratio of earnings before interest, depreciation, depletion, amortization and income taxes to total debt of no more than 4.5 to 1.0. The PXP credit facility will permit the spin-off and the spin-off will not, in itself, constitute a change of control for purposes of the facility.

  Investment in PAA

   As of June 30, 2002, our aggregate ownership interest in PAA was approximately 29%, which was comprised of (1) a 44% interest in the general partner of PAA, (2) 45%, or approximately 4.5 million, of the subordinated units and (3) 24%, or approximately 7.9 million, of the common units, including approximately 1.3 million class B common units. Based on PAA's current annual distribution rate of $2.15 per unit, we would receive an annual distribution from PAA of approximately $29.7 million.

  Commitments and Contingencies

   In exchange for the significant value we received for the PAA subordinated units (which are subordinated in right to distributions from PAA and are not publicly traded) we sold in June 2001 at a price relative to the then current market price of the publicly traded common units, we entered into a value assurance agreement with each of the purchasers of the subordinated units. In the event PAA's annual distribution on its subordinated units is less than $1.85 per unit, the value assurance agreements require us to pay to the purchasers an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. The value assurance agreements will expire upon the earlier of the conversion of the subordinated units to common units, or June 8, 2006.

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

   At June 30, 2002, the aggregate amounts of contractually obligated payment commitments for the next five years are as follows (in thousands):

                          2002  2003   2004   2005    2006   Thereafter
                          ---- ------ ------ ------ -------- ----------
         Long-term debt.. $511 $2,699 $9,261 $6,563 $267,450    $--
         Operating leases  308    606    595    573      143     --
                          ---- ------ ------ ------ --------    ---
                          $819 $3,305 $9,856 $7,136 $267,593    $--
                          ==== ====== ====== ====== ========    ===

   The long-term debt amounts consist principally of amounts due under the Plains credit facility and the 10.25% notes, both of which were retired in connection with our July 2002 financing transactions.

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

Critical Accounting Policies and Factors That May Affect Future Results

   Based on the accounting policies that we have in place, certain factors may impact our future financial results. The most significant of these factors and their effect on certain of our accounting policies are discussed below.

  Commodity pricing and risk management activities

   Prices for oil and gas have historically been volatile. Decreases in oil and gas prices from current levels will adversely affect our revenues, results of operations, cash flows and proved reserves. If the industry experiences significant prolonged future price decreases, this could be materially adverse to our operations and our ability to fund planned capital expenditures.

   Periodically, we enter into hedging arrangements relating to a portion of our oil production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations. Hedging instruments used are typically fixed price swaps and collars and purchased puts and calls. While the use of these types of hedging instruments limits our downside risk to adverse price movements, we are subject to a number of risks, including instances in which the benefit to revenues is limited when commodity prices increase. For a further discussion concerning our risks related to oil and gas prices and our hedging programs, see "--Quantitative and Qualitative Disclosures About Market Risks."

  Write-downs under full cost ceiling test rules

   Under the SEC's full cost accounting rules we review the carrying value of our proved oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties (net of accumulated depreciation, depletion and amortization, and deferred income taxes) may not exceed a "ceiling" equal to the standardized measure (including the effect of any related hedging activities); plus the lower of cost or fair value of unproved properties included in the costs being amortized (net of related tax effects).

   These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter and require a write-down if our capitalized costs exceed this "ceiling," even if prices declined for only a short period of time. We have had no write-downs due to these ceiling test limitations since 1998. Given the volatility of oil and gas prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will change in the near term. If oil and gas prices decline significantly in the future, even if only for a short period of time, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities.

  Oil and gas reserves

   The proved reserve information included in our Form 10-K is based on estimates prepared by outside engineering firms. Estimates prepared by others may be higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

   You should not assume that the present value of future net cash flows is the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net revenues from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

   Our rate of recording DD&A is dependent upon our estimate of proved reserves. If the estimates of proved reserves decline, the rate at which we record DD&A expense increases, reducing our net income. This decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. In addition, the decline in proved reserve estimates may impact the outcome of the "ceiling" test discussed above.

  Operating risks and insurance coverage

   Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including blowouts, cratering, oil spills and fires, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. Our operations in California, including transportation of oil by pipelines within the city and county of Los Angeles, are especially susceptible to damage from earthquakes and involve increased risks of personal injury, property damage and marketing interruptions because of the population density of the area. Although we maintain insurance coverage considered to be customary in the industry, we are not fully insured against some risks, including earthquake risk in California, either because insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on our financial position. Our insurance does not cover every potential risk associated with operating our pipelines, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences.

  Environmental matters

   As an owner or lessee and operator of oil and gas properties, we are subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liabilities on us for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages, and require suspension or cessation of operations in affected areas. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. We have established policies for continuing compliance with environmental laws and regulations and have made and will continue to make expenditures in our efforts to comply with these requirements, which we believe are necessary business costs in the oil and gas industry.

   Although we obtained environmental studies on our properties in California, Florida and the Illinois Basin, and we believe that these properties have been operated in accordance with standard oil field practices, certain of the fields have been in operation for over 90 years, and current or future federal, state and local environmental laws and regulations may require substantial expenditures to remediate our properties or otherwise comply with these rules and regulations. While we do not believe that the cost of remediation and other compliance with current federal, state or local environmental laws and regulations will have a material adverse effect on our capital expenditures, results of operations or competitive position; there is no assurance that changes in or additions to these laws or regulations will not have such an impact.

   Consistent with normal industry practices, substantially all of our oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. We have estimated that the cost to perform these tasks is currently approximately $17.0 million, net of salvage value and other considerations. These estimated amortized costs are included in expenses through the unit-of-production method as a component of accumulated DD & A. Results from operations for 2001, 2000 and 1999 each include $0.5 million of expense associated with these estimated future costs.

Recent Accounting Pronouncements

   In April 2002, Statement of Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 also amends SFAS 13 with respect to sales-leaseback transactions. The provisions of SFAS 145 with respect to sales-leaseback transactions have no effect on our financials. As a result of the provisions of SFAS 145 with respect to debt extinguishments, the $10.3 million of debt extinguishment costs related to our recent refinancing of certain debt instruments will not be classified as an extraordinary item in our statement of income.

   In July 2002, SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and does not require previously issued financial statements to be restated. We will account for exit or disposal activities initiated after December 31, 2002 in accordance with the provisions of SFAS 146.

Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to various market risks, including volatility in oil and gas commodity prices and interest rates. Although we have routinely hedged a substantial portion of our crude oil production and intend to continue this practice, substantial future crude oil price declines would adversely affect our overall results, and therefore our liquidity. Furthermore, low crude oil prices could affect our ability to raise capital on favorable terms. Decreases in the prices of crude oil and natural gas have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow.

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

   Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138 ("SFAS 133"). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Stockholders' Equity. At June 30, 2002 all open positions qualified for hedge accounting.

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

   During the first six months of 2002 gains of $6.8 million were relieved from OCI and the fair value of open positions decreased $18.9 million. At June 30, 2002, the unrealized loss on our derivatives contracts included in OCI was $9.1 million. The related assets and liabilities were included in current assets and liabilities ($0.6 million and $12.7 million, respectively), other assets and liabilities ($0.6 million and $3.0 million, respectively), and deferred income taxes (tax benefit of $6.3 million). Additionally, OCI includes our $0.3 million net of tax equity in the unrealized OCI losses of PAA. As of June 30, 2002, $7.6 million of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period.

   Commodity Price Risk. At July 31, 2002 we had the following open crude oil hedge positions (barrels per day):

                                                   Barrels Per Day
                                             ----------------------------
                                                  2002
                                             ---------------
                                             3rd Qtr 4th Qtr  2003  2004
                                             ------- ------- ------ -----
       Puts
          Average price $20.00/bbl..........  2,000   2,000      --    --
       Calls
          Average price $35.17/bbl..........  9,000   9,000      --    --
       Collars
          Average floor price of $22.00/bbl.
          Average cap price of $27.04/bbl...     --      --   2,000    --
       Swaps
          Average price $24.20/bbl.......... 19,663      --      --    --
          Average price $24.22/bbl..........     --  20,000      --    --
          Average price $23.36/bbl..........     --      --  15,250    --
          Average price $23.02/bbl..........     --      --      -- 5,000

   These positions provide for us to receive, for the six months ended December 31, 2002 an average minimum NYMEX price of approximately $23.82 per Bbl on 21,832 barrels per day with full upside participation above $20.00 per Bbl on 9% of those hedged barrels, and upside participation above $35.17 per Bbl on 50% of those hedged barrels. For example, if the NYMEX index averages $20.00 during the remainder of 2002, we will receive $23.82 per Bbl; if the NYMEX index averages $25.00 per Bbl, we will receive $24.28 per Bbl if the NYMEX index averages $30.00 per Bbl, we will receive $24.74 per Bbl; and if the NYMEX index average were to fall to $15.00 per Bbl we would receive $23.82 per Bbl, all on the hedged barrels. For 2003, we have entered into various arrangements that provide for us to receive an average minimum NYMEX price of $23.20 per barrel on 17,250 barrels per day with upside participation to $27.04 per Bbl on 12% of the hedged barrels. For 2004, we have entered into various arrangements that provide for us to receive an average fixed NYMEX price of $23.02 per Bbl on 5,000 barrels per day, regardless of the NYMEX index average. Location and quality differentials attributable to our properties and the cost of the hedges are not included in the foregoing prices. Because of the quality and location of our crude oil production, these adjustments will reduce our net price per barrel.

   The agreements provide for monthly cash settlement based on the differential between the agreement price and the actual NYMEX price. Gains or losses are recognized in the month of related production and are included in crude oil and natural gas sales revenues. Such contracts resulted in decreases in revenues of $0.7 million and $7.4 million in the first six months of 2002 and 2001, respectively. The fair value of outstanding derivative commodity instruments at June 30, 2002 was ($14.5) million, and a 10% decrease in the forward NYMEX price curve would result in a $26.0 million increase in such fair value.

   The contract counterparties for our current derivative commodity contracts are all major financial institutions with Standard & Poor's ratings of A or better. Two of the financial institutions are participating lenders in the PXP credit facility, with one such counterparty holding contracts that represent approximately 28% of the fair value of all open positions at July 31, 2002.

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

   Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. Interest rate swaps are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At June 30, 2002, we had an interest rate swap for an aggregate notional principal amount of $7.5 million, for which we would pay approximately $0.1 million if such arrangement were terminated as of such date. The swap expires in October 2004 and fixes the interest rate on $7.5 million of borrowing under the PXP credit facility at 3.9% plus the LIBOR margin set forth in our credit facility.

Forward-Looking Statements and Associated Risks

   This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "should," "plans," "likely," "expects," "anticipates," "intends," "believes," "estimates," "thinks," "may," and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

  . uncertainties inherent in the exploration for and development and production of oil and gas and in estimating reserves;

  . unexpected future capital expenditures (including the amount and nature thereof);

  .   impact of oil and gas price fluctuations;

  .   the effects of competition;

  .   the success of our risk management activities;

  . the availability (or lack thereof) of acquisition or combination opportunities;

  .   the impact of current and future laws and governmental regulations;

  . environmental liabilities that are not covered by an indemnity or insurance, and

  .   general economic, market or business conditions.

   All forward-looking statements are made as of the date hereof, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

                          PART II. OTHER INFORMATION

Item 1--Legal Proceedings.

   We, in the ordinary course of business, are a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 2--Changes in Securities and Use of Proceeds.

   On July 3, 2002, PXP and Plains E&P Company (both of which are wholly-owned subsidiaries of ours) issued, at an issue price of 98.376%, $200.0 million of 8.75% senior subordinated notes due 2012, and such issuance was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A promulgated thereunder. Also on July 3, PXP entered into a revolving credit facility of up to $300.0 million.

   The proceeds from the 8.75% notes and borrowings under the PXP credit facility were used to, among other things, redeem and make open market purchases of all of our outstanding 10.25% senior subordinated notes due 2006. As a result, all of 10.25% notes were retired by August 2, 2002.

Item 4--Submission of Matters to a Vote of Security Holders

   The following items were presented for approval to stockholders of record on March 22, 2002 at the Company's 2002 annual meeting of stockholders which was held on May 15, 2002 in Houston, Texas:

(i)  Election of Directors:
                                                                                     Abstained
                                                                    For     Against or Withheld
                                                                 ---------- ------- -----------
     James C. Flores............................................ 18,602,420      --  1,385,168
     Jerry L. Dees.............................................. 19,901,217      --     86,371
     Tom H. Delimitros.......................................... 19,901,217      --     86,371
     William H. Hitchcock....................................... 19,901,217      --     86,371
     John H. Lollar............................................. 19,901,217      --     86,371
     D. Martin Phillips......................................... 19,901,217      --     86,371
     Robert V. Sinnott.......................................... 19,901,217      --     86,371
     J. Taft Symonds............................................ 19,901,217      --     86,371
(ii) Ratification of PricewaterhouseCoopers LLC, independent certified public accountants, as auditors of the Company's financial statements for the fiscal year ended December 31,
     2002....................................................... 19,583,926 403,060        602

   Of the 23,700,296 shares of common stock issued and outstanding on March 22, 2002, 19,987,588 were voted.

   All matters received the required number of votes for approval.

Item 6--Exhibits and Reports on Form 8-K

   A. Exhibits


 4.1 Indenture dated as of July 3, 2002, among Plains Exploration & Production Company, L.P.
     (the "Company"), Plains E&P Company (the "Co-Issurer", together with the Company, the
     "Issuers"), the Subsidiary Guarantors and JPMorgan Chase Bank, as Trustee, for 8 3/4%
     Senior Subordinated Notes due 2012.

 4.2 Registration Rights agreement dated July 3, 2002, by and among the Issuers, the Guarantors
     (as defined therein) and the Initial Purchasers (as defined therein).

 4.3 Warrant effective November 12, 1997 to Highbridge International LLC for the purchase of
     150,000 shares of common stock Plains Resources Inc.

10.1 Credit Agreement dated as of July 3, 2002 among Plains Exploration & Production Company,
     L.P,, as Borrower, JPMorgan Chase Bank, as administrative agent, Bank One, NA and Fleet national bank, as Syndication Agents, BNP Paribas and Fortis Capital Corp., as
     Documentation Agents, and the Lenders party hereto.

10.2 First Amendment, effective as of July 19, 2002, to Credit Agreement dated as of July 3, 2002 among Plains Exploration & Production Company, L.P,, as Borrower, JPMorgan Chase Bank,
     as administrative agent, Bank One, NA and Fleet national bank, as Syndication Agents, BNP
     Paribas and Fortis Capital Corp., as Documentation Agents, and the Lenders party hereto.

10.3 Employee Matters Agreement entered into as of July 3, 2002, between Plains Resources Inc.
     and Plains Exploration and Production Company, L.P.

10.4 Tax Allocation Agreement entered into as of July 3, 2002, between Plains Resources Inc. and
     Plains Exploration and Production Company, L.P.

10.5 Master Separation Agreement entered into as of July 3, 2002, between Plains Resources Inc.
     and Plains Exploration and Production Company, L.P.

10.6 Plains Exploration and Production Company, L.P. Transition Services Agreement entered into as of July 3, 2002, between Plains Resources Inc. and Plains Exploration and Production
     Company, L.P.

10.7 Technical Services Agreement entered into as of July 3, 2002, between Plains Resources
     Inc., Calumet Florida, L.L.C. and Plains Exploration and Production Company, L.P.

10.8 Intellectual Property Agreement entered into as of July 3, 2002, between Plains Resources
     Inc. and Plains Exploration and Production Company, L.P.

10.9 Plains Resources Inc. Transition Services Agreement entered into as of July 3, 2002, between
     Plains Resources Inc. and Plains Exploration and Production Company, L.P.

99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant
     to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant
     to Section 906 of the Sarbanes-Oxley Act of 2002

   B. Reports on Form 8-K

      A Current Report on Form 8-K was filed on August 8, 2002 with respect to current estimates of certain results for the third quarter and fourth quarter of 2002.

      A Current Report on Form 8-K was filed on July 10, 2002, which filed as an exhibit a press release issued on July 3, 2002 to announce PXP's issuance of its 8.75% notes, PXP's entering into its new credit facility, our repayment of outstanding balances under our old credit facility, and our election to redeem our outstanding 10.25% notes.

      A Current Report on Form 8-K was filed on June 24, 2002, which filed as an exhibit our press release issued on June 21, 2002 to announce our receipt of a favorable private letter ruling from the IRS related to the spin-off, PXP's filing of a registration statement with the SEC for an IPO of PXP's common stock, our intention to refinance our outstanding debt, and our anticipated management realignment.

Items 3 & 5 are not applicable and have been omitted

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                          PLAINS RESOURCES INC.

Date: August 12, 2002
                                                 /s/  CYNTHIA A. FEEBACK
                                          By: _________________________________
                                             Cynthia A. Feeback
                                             Senior Vice President--Accounting
                                               and
                                             Treasurer (Principal Accounting
                                               Officer)