Form 10-Q
period 2003-03-31
PLAINS RESOURCES INC
filed 2003-05-09
CIK 350426

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes |X| No | |

               23,729,552 shares of common stock, $0.10 par value,
                   issued and outstanding at April 30, 2003.

================================================================================

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Consolidated Balance Sheets (Unaudited)
     March 31, 2003 and December 31, 2002..............................................................     3
Consolidated Statements of Income (Unaudited)
     For the three months ended March 31, 2003 and 2002................................................     4
Consolidated Statements of Cash Flows (Unaudited)
     For the three months ended March 31, 2003 and 2002................................................     5
Consolidated Statements of Comprehensive Income (Unaudited)
     For the three months ended March 31, 2003 and 2002................................................     6
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
     For the three months ended March 31, 2003.........................................................     7
Notes to Consolidated Financial Statements (Unaudited).................................................     8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........    17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    29

ITEM 4. Controls and Procedures........................................................................    31

PART II. OTHER INFORMATION.............................................................................    32

                              PLAINS RESOURCES INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                     2003          2002
                                                                                   ---------   ------------
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                    $   8,111    $   8,807
      Accounts receivable - Plains All American Pipeline, L.P.                         2,170           --
      Other accounts receivable                                                          650        1,589
      Inventory                                                                        1,785        2,305
      Other current assets                                                             1,050        1,515
                                                                                   ---------    ---------
                                                                                      13,766       14,216
                                                                                   ---------    ---------
PROPERTY AND EQUIPMENT, AT COST
      Oil and gas properties - full cost method
         Subject to amortization                                                     351,152      349,517
      Other property and equipment                                                        27           27
                                                                                   ---------    ---------
                                                                                     351,179      349,544
      Less allowance for depreciation, depletion and amortization                   (297,443)    (299,214)
                                                                                   ---------    ---------
                                                                                      53,736       50,330
                                                                                   ---------    ---------
INVESTMENT IN PLAINS ALL AMERICAN PIPELINE, L.P.                                      80,632       70,042
                                                                                   ---------    ---------
OTHER ASSETS
      Deferred income taxes                                                           11,464       16,957
      Other                                                                            9,864        9,867
                                                                                   ---------    ---------
                                                                                      21,328       26,824
                                                                                   ---------    ---------
                                                                                   $ 169,462    $ 161,412
                                                                                   =========    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                             $   1,458    $   1,361
      Taxes payable                                                                    3,642        1,878
      Royalties payable                                                                  404          348
      Interest payable                                                                   127           78
      Current maturities of long-term debt                                            18,000       18,000
      Other current liabilities                                                        4,054        4,522
                                                                                   ---------    ---------
                                                                                      27,685       26,187
                                                                                   ---------    ---------
LONG-TERM BANK DEBT                                                                   22,500       27,000
                                                                                   ---------    ---------
ASSET RETIREMENT OBLIGATION                                                            1,900           --
                                                                                   ---------    ---------
OTHER LONG-TERM LIABILITIES                                                            2,846        2,716
                                                                                   ---------    ---------
STOCKHOLDERS' EQUITY
      Series D cumulative convertible preferred stock                                 23,300       23,300
      Common stock                                                                     2,827        2,806
      Additional paid-in capital                                                     274,352      273,162
      Retained earnings (deficit)                                                    (96,908)    (103,882)
      Accumulated other comprehensive income                                            (376)      (2,862)
      Treasury stock, at cost                                                        (88,664)     (87,015)
                                                                                   ---------    ---------
                                                                                     114,531      105,509
                                                                                   ---------    ---------
                                                                                   $ 169,462    $ 161,412
                                                                                   =========    =========

                 See notes to consolidated financial statements.

                              PLAINS RESOURCES INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                             --------------------
REVENUES                                                       2003        2002
                                                             --------    --------
  Oil sales to Plains All American Pipeline, L.P.            $  7,277    $  4,179
  Hedging                                                        (307)       (123)
                                                             --------    --------
                                                                6,970       4,056
                                                             --------    --------
COSTS AND EXPENSES
  Production expenses                                           1,858       1,393
  Production and ad valorem taxes                                 404         103
  Oil transportation expenses                                   1,118         939
  General and administrative                                    1,812       1,667
  Depreciation, depletion and amortization                      1,405       1,159
  Accretion of asset retirement obligation                         56          --
                                                             --------    --------
                                                                6,653       5,261
                                                             --------    --------
OTHER INCOME (EXPENSE)
  Equity in earnings of Plains All American Pipeline, L.P.      6,325       4,350
  Gain on Plains All American Pipeline, L.P. unit offering      6,108          --
  Gain (loss) on derivatives
   Change in fair value                                           666          --
   Cash settlements                                              (732)         --
  Interest expense                                               (501)     (1,687)
  Interest and other income                                        75          19
                                                             --------    --------
                                                               11,941       2,682
                                                             --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          12,258       1,477
  Income tax benefit (expense)
    Current                                                    (2,391)      2,768
    Deferred                                                   (3,476)     (3,513)
                                                             --------    --------
INCOME FROM CONTINUING OPERATIONS                               6,391         732
  Income from discontinued operations, net of tax                  --       5,864
                                                             --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE            6,391       6,596
  Cumulative effect of accounting change, net of tax              933          --
                                                             --------    --------
NET INCOME                                                      7,324       6,596
  Preferred dividends                                            (350)       (350)
                                                             --------    --------
INCOME AVAILABLE TO COMMON STOCKHOLDERS                      $  6,974    $  6,246
                                                             ========    ========
EARNINGS PER SHARE (IN DOLLARS)
  Basic
    Income from continuing operations                        $   0.25    $   0.02
    Discontinued operations                                        --        0.25
    Change in accounting policy                                  0.04          --
                                                             --------    --------
                                                             $   0.29    $   0.27
                                                             ========    ========
  Diluted
    Income from continuing operations                        $   0.24    $   0.02
    Discontinued operations                                        --        0.24
    Change in accounting policy                                  0.04          --
                                                             --------    --------
                                                             $   0.28    $   0.26
                                                             ========    ========
  Weighted average shares outstanding
    Basic                                                      23,981      23,635
    Diluted                                                    26,050      24,160

                 See notes to consolidated financial statements.

                              PLAINS RESOURCES INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
                                                                        2003        2002
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  7,324    $  6,596
Items not affecting cash flows from continuing operating activities
     Income from discontinued operations, net of taxes                      --      (5,864)
     Depreciation, depletion and amortization                            1,405       1,159
     Accretion of asset retirement obligation                               56          --
     Equity in earnings of Plains All American Pipeline, L.P.           (6,325)     (4,350)
     Gain on Plains All American Pipeline, L.P. unit offering           (6,108)         --
     Distributions received from Plains All American Pipeline, L.P.      7,504       6,958
     Deferred income taxes                                               3,476       3,513
     Cumulative effect of adoption of SFAS 143                            (933)         --
     Change in derivative fair value                                      (666)         --
     Noncash compensation expense                                          717          --
     Other noncash items                                                    16         673
Change in assets and liabilities from operating activities                 (43)    (14,618)
                                                                      --------    --------
Net cash provided by (used in) continuing activities                     6,423      (5,933)
Net cash provided by (used in) discontinued activities                      --       9,538
                                                                      --------    --------
Net cash provided by (used in) operating activities                      6,423       3,605
                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties                                       (549)       (556)
Additions to other property and equipment                                   --         (17)
Investment in Plains All American Pipeline, L.P.                          (589)         --
                                                                      --------    --------
Net cash provided by (used in) continuing activities                    (1,138)       (573)
Net cash provided by (used in) discontinued activities                      --     (23,961)
                                                                      --------    --------
Net cash provided by (used in) investing activities                     (1,138)    (24,534)
                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt                                    (4,500)         --
Net change in revolving credit facility                                     --      19,500
Proceeds from exercise of stock options                                    606       1,618
Treasury stock purchases                                                (1,649)         --
Costs incurred in connection with financing arrangements                   (88)         --
Preferred stock dividends                                                 (350)       (350)
                                                                      --------    --------
Net cash provided by (used in) continuing activities                    (5,981)     20,768
Net cash provided by (used in) discontinued activities                      --          --
                                                                      --------    --------
Net cash provided by (used in) financing activities                     (5,981)     20,768
                                                                      --------    --------
Net increase (decrease) in cash and cash equivalents                      (696)       (161)
Cash and cash equivalents, beginning of period                           8,807       1,179
                                                                      --------    --------
Cash and cash equivalents, end of period                              $  8,111    $  1,018
                                                                      ========    ========

                 See notes to consolidated financial statements

                              PLAINS RESOURCES INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             --------------------
                                                               2003        2002
                                                             --------    --------
NET INCOME                                                   $  7,324    $  6,596
OTHER COMPREHENSIVE INCOME (LOSS):
From continuing operations:
Commodity hedging contracts:
Change in fair value                                             (643)       (742)
Reclassification adjustment for settled contracts                 155         (10)
Interest rate swap                                                 --          30
Equity in other comprehensive income changes of Plains All
American Pipeline, L.P.                                         2,974        (447)
                                                             --------    --------
                                                                2,486      (1,169)
From discontinued operations                                       --     (23,178)
                                                             --------    --------
                                                                2,486     (24,347)
                                                             --------    --------
COMPREHENSIVE INCOME                                         $  9,810    $(17,751)
                                                             ========    ========

                See notes to consolidated financial statements.

                              PLAINS RESOURCES INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                           MARCH 31, 2003
                                                                       ---------------------
                                                                         SHARES     AMOUNT
                                                                       ---------   ---------
SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK
 Balance, beginning and end of period                                         47   $  23,300
                                                                       =========   ---------
COMMON STOCK
 Balance, beginning of period                                             28,048       2,806
 Common stock issued upon exercise of
    stock options and other                                                  217          21
                                                                       ---------   ---------
 Balance, end of period                                                   28,265       2,827
                                                                       =========   ---------
ADDITIONAL PAID-IN CAPITAL
 Balance, beginning of period                                                        273,162
 Common stock issued upon exercise of
    stock options and other                                                            1,190
                                                                                   ---------
 Balance, end of period                                                              274,352
                                                                                   ---------
RETAINED EARNINGS (DEFICIT)
 Balance, beginning of period                                                       (103,882)
 Net income                                                                            7,324
 Preferred stock dividends                                                              (350)
                                                                                   ---------
 Balance, end of period                                                              (96,908)
                                                                                   ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME
 Balance, beginning of period                                                         (2,862)
 Other comprehensive income                                                            2,486
                                                                                   ---------
 Balance, end of period                                                                 (376)
                                                                                   ---------
TREASURY STOCK
 Balance, beginning of period                                              3,854     (87,015)
 Purchase of treasury shares                                                 143      (1,649)
                                                                       ---------   ---------
 Balance, end of period                                                    3,997     (88,664)
                                                                       =========   ---------
TOTAL                                                                              $ 114,531
                                                                                   =========

                 See notes to consolidated financial statements.

                              PLAINS RESOURCES INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     The consolidated financial statements of Plains Resources Inc. ("Plains", "our", or "we") include the accounts of all wholly owned subsidiaries. All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

    We are an independent energy company. We are principally engaged in the "midstream" activities of marketing, gathering, transporting, terminalling, and storage of oil through our equity ownership in Plains All American Pipeline, L.P. ("PAA"), a publicly traded master limited partnership that is actively engaged in the midstream energy markets. All of PAA's midstream activities are conducted in the United States and Canada. We also participate in the "upstream" activities of acquiring, exploiting, developing, exploring for and producing oil through our wholly-owned subsidiary, Calumet Florida L.L.C., which has producing properties in the Sunniland Trend in south Florida.

    These consolidated financial statements and related notes present our consolidated financial position as of March 31, 2003 and December 31, 2002, the results of our operations, our cash flows and our comprehensive income for the three months ended March 31, 2003 and 2002 and the changes in our stockholders' equity for the three months ended March 31, 2003. The results for the three months ended March 31, 2003, are not necessarily indicative of the final results to be expected for the full year. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

    On December 18, 2002 we distributed 100 percent of the common shares of Plains Exploration & Production Company ("PXP"), our wholly-owned subsidiary that owned oil and gas properties offshore and onshore California and in Illinois, to our stockholders (the "spin-off"). As a result of the spin-off, the historical results of the operations of PXP are reflected in our financial statements as "discontinued operations". In connection with the spin-off we entered into certain agreements with PXP, see Note 7.

 ACCOUNTING POLICIES

    Asset Retirement Obligations. Effective January 1, 2003 we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity should capitalize the retirement cost of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized at the time of settlement. In prior periods we included estimated future costs of abandonment and dismantlement in our full cost amortization base and these costs were amortized as a component of our depletion expense.

    At January 1, 2003 the present value of our future Asset Retirement Obligation for oil and gas properties and equipment was $2.6 million. The cumulative effect of our adoption of SFAS No. 143 and the change in accounting principle resulted in an increase in income during the first quarter of 2003 of $0.9 million (reflecting a $2.8 million decrease in accumulated DD&A, partially offset by $1.3 million in accretion expense, and $0.6 million deferred income tax expense). We recorded a liability of $2.6 million and an asset of $1.2 million in connection with the adoption of SFAS 143. There will be no impact on our cash flows as a result of adopting SFAS No. 143.

    The following table illustrates the changes in our asset retirement obligation during the period (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -----------------
                                                      2003      2002
                                                    -------    ------
                                                              Pro forma
Asset retirement obligation - beginning of period   $ 2,556    $2,403
Accretion expense                                        56        52
Asset retirement costs incurred                        (138)       --
                                                    -------    ------
Asset retirement obligation - end of period         $ 2,474    $2,455
                                                    =======    ======

    On a pro forma basis the effect of the adoption of SFAS 143 on our income from continuing operations, our net income and our earnings per share for the three months ended March 31, 2002 is not material.

    Inventory. Our oil inventory is stated at the lower of cost to produce or market value. Materials and supplies inventory is carried at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

                                               MARCH 31,  DECEMBER 31,
                                                 2003        2002
                                               ---------   ---------
 Oil                                           $     962   $   1,482
 Materials and supplies                              823         823
                                               ---------   ---------
                                               $   1,785   $   2,305
                                               =========   =========

    Other Assets.  Other assets consists of the following (in thousands):

                                           MARCH 31,   DECEMBER 31,
                                             2003         2002
                                          ----------   ----------
Restricted cash                           $    5,000   $    5,000
Debt issue costs, net                            616          612
Receivable from PXP                            3,202        3,202
Other                                          1,046        1,053
                                          ----------   ----------
                                          $    9,864   $    9,867
                                          ==========   ==========

    Stock-Based Employee Compensation. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") established financial accounting and reporting standards for stock-based employee compensation. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Bulletin No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). We have elected to follow APB 25 and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the financial statements. The compensation expense recorded under APB 25 for our restricted stock awards is the same as that determined under SFAS 123.

Set forth below is a summary of our net income and earnings per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied (in thousands, except per share data).

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            ----------------------
                                               2003         2002
                                            ---------    ---------
Net income, as reported                     $   6,974    $   6,246

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                       351          199

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effects              (815)        (421)
                                            ---------    ---------

Pro forma net income                        $   6,510    $   6,024
                                            =========    =========

Earnings per share:
 Basic-as reported                          $    0.29    $    0.27
                                            =========    =========
 Basic-pro forma                            $    0.27    $    0.25
                                            =========    =========

 Diluted-as reported                        $    0.28    $    0.26
                                            =========    =========
 Diluted-pro forma                          $    0.26    $    0.25
                                            =========    =========

    The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002: risk-free interest rate of 3.0%; a volatility factor of the expected market price of our common stock of 0.33; no expected dividends; and weighted average expected option life of 4.4 years. No options were granted during the three months ended March 31, 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    Recent Accounting Pronouncements. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" on April 30, 2003. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. At this time, we cannot reasonably estimate the effect of the adoption of SFAS No. 149 on either our financial position or results of operations.

NOTE 2 -- INVESTMENT IN PLAINS ALL AMERICAN PIPELINE, L.P.

    In March 2003, PAA issued 2.6 million common units in a public equity offering. We recognized a gain of $6.1 million resulting from the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA due to the sale of the units. As a result of the offering, we made a general partner capital contribution of approximately $0.6 million.

    At March 31, 2003, our aggregate 24% ownership in PAA consisted of: (i) a 44% ownership interest in the 2% general partner interest and incentive distribution rights, (ii) 45%, or approximately 4.5 million, of the subordinated units and (iii) 19%, or approximately 7.9 million, of the common units (including approximately 1.3 million Class B common units).

PAA FINANCIAL STATEMENT INFORMATION

    The following table presents summarized financial statement information of PAA (in thousands of dollars):

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
Revenues                                              $3,281,908   $1,545,323
Cost of sales and operations                           3,224,356    1,506,935
Gross margin, excluding depreciation                      57,552       38,388
Operating income                                          33,609       20,663
Net income                                                24,351       14,281

                                                       MARCH 31,   DECEMBER 31,
                                                         2003         2002
                                                      ----------   ----------
Current assets                                        $  583,114   $  602,935
Property and equipment, net                            1,013,034      952,753
Other assets                                             120,387      110,887
Total assets                                           1,716,535    1,666,575
Current liabilities                                      587,692      637,249
Long-term debt                                           523,151      509,736
Other long-term liabilities                               14,112        7,980
Partners' capital                                        591,580      511,610
Total liabilities and partners' capital                1,716,535    1,666,575

NOTE 3 -- DISCONTINUED OPERATIONS

    The results of operations of PXP, which have been reclassified as discontinued operations for the three months ended March 31, 2002, are summarized as follows (in thousands):

                                                  THREE MONTHS ENDED
                                                    MARCH 31, 2002
                                                  ------------------
Revenues                                               $ 40,673
Costs and expenses                                      (26,372)
                                                       --------
Income from operations                                   14,301
Other income (expense)                                   (4,674)
                                                       --------
Income before income taxes                                9,627
Income tax expense                                       (3,763)
                                                       --------
Income from discontinued operations                    $  5,864
                                                       ========

NOTE 4 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    We have entered into various derivative instruments to reduce our exposure to fluctuations in the market price of oil. The derivative instruments consist primarily of oil swap and option contracts entered into with financial institutions. Derivative instruments are accounted for in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138, or SFAS 133. All derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income ("OCI"), a component of our stockholders' equity, to the extent the hedge is effective. Gains and losses on oil hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in oil revenues in the period that the related volumes are delivered.

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

    We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured at least on a quarterly basis. This process includes specific identification of the hedging instrument and the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

    In the first quarter of 2003, the NYMEX oil price and the price we received for our Florida oil production did not correlate closely enough for the hedges to qualify for hedge accounting. As a result, we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of the hedges in earnings prospectively from that date. In the two months ended March 31, 2003 we recorded a $0.7 million gain for the increase in the fair value of our derivatives and recognized a $0.7 million loss on cash settlements of such derivatives. Cash settlements of $0.3 million for January 2003 are reflected as a reduction of revenues.

    At March 31, 2003 Accumulated OCI consisted of unrealized losses of $1.5 million ($0.7 million, net of tax) on our oil hedging instruments, $0.5 million ($0.3 million, net of tax) related to pension liabilities and an unrealized gain of $1.3 million ($0.6 million, net of tax) related to our equity in the OCI gains of PAA. At March 31, 2003, the liability related to our open oil hedging instruments was included in current liabilities ($1.3 million), other long-term liabilities ($0.1 million), and deferred income taxes (a tax benefit of $0.7 million).

    During the first quarter of 2002 oil sales revenues were reduced by $0.1 million for non-cash expense related to the amortization of option premiums. As of March 31, 2003, $1.3 million ($0.7 million, net of tax) of deferred net losses on our oil hedging instruments recorded in OCI are expected to be reclassified to earnings during the following twelve months.

    At March 31, 2003 we had the following open oil derivative positions:

                                         BARRELS PER DAY
                                       -------------------
                                        2003         2004
                                       ------       ------
Swaps
        Average price $26.10/bbl        1,500           --
        Average price $24.07/bbl           --        1,000

    Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net price per barrel.

NOTE 5 -- LONG-TERM DEBT AND CREDIT FACILITIES

SECURED TERM LOAN FACILITY

    In December 2002 we entered into a $45.0 million secured term loan facility with a group of banks. The term loan is repayable in 10 quarterly installments of $4.5 million commencing on February 28, 2003 with a final maturity of May 31, 2005. Amounts outstanding under the term loan bear an annual interest rate, at our election, equal to either the Base Rate (as defined in the agreement) plus 1.5%, or LIBOR plus 3%. The term loan requires that we maintain $5.0 million on deposit in a debt service reserve account with one of the lending banks. At March 31, 2003 $40.5 million was outstanding under the terms of the secured term loan facility. Our average borrowing rate for the three months ended March 31, 2003 was 4.7% (4.4% at March 31, 2003).

    To secure the term loan, we pledged 100% of the shares of stock of our subsidiaries and pledged 4,950,000 of our PAA common units. To the extent that the outstanding principal under the term loan exceeds the balance in the debt service reserve account plus 50% of the fair market value of the pledged common units, we are required to repay the excess. The fair market value of the pledged units is determined based on the closing price of PAA common units as reported on the New York Stock Exchange.

    The term loan contains covenants that limit our ability, as well as the ability of our subsidiaries, to incur additional debt, make investments, create liens, enter into leases, sell assets, change the nature of our business or operations, guarantee other indebtedness, enter into certain types of hedge agreements, enter into take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, if an event of default exists, the term loan prohibits us from paying dividends or repurchasing or redeeming shares of any class of capital stock. The term loan requires us to maintain a minimum consolidated tangible net worth ($82.7 million at March 31, 2003) and a consolidated debt service coverage ratio (as defined in the agreement) of 1.0 to
1.0. At March 31, 2003 we were in compliance with the covenants contained in the term loan facility.

NOTE 6 -- EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations before the cumulative effect of accounting changes for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------------
                                                                  2003                  2002
                                                           -------------------   --------------------
                                                            BASIC      DILUTED    BASIC      DILUTED
                                                           --------    -------   --------    --------
Income from continuing operations                          $  6,391    $ 6,391   $    732    $    732
Preferred dividends                                            (350)        --       (350)       (350)
                                                           --------    -------   --------    --------
Income from continuing operations available
     to common stockholders                                   6,041      6,391        382         382
Income from discontinued operations, net of tax                  --         --      5,864       5,864
Effect of accounting changes, net of tax                        933        933         --          --
                                                           --------    -------   --------    --------
Net income available to common stockholders                $  6,974    $ 7,324   $  6,246    $  6,246
                                                           ========    =======   ========    ========

Weighted average number of shares of
     common stock outstanding                                23,981     23,981     23,635      23,635
Effect of dilutive securities
     Convertible preferred stock                                 --      1,671         --          --
     Employee stock options and restricted stock                 --        398         --         525
                                                           --------    -------   --------    --------
Average common shares, including dilutive effect             23,981     26,050     23,635      24,160
                                                           ========    =======   ========    ========

Earnings per share
     Continuing operations                                 $   0.25    $  0.24   $   0.02    $   0.02
     Discontinued operations                                     --         --       0.25        0.24
     Effect of accounting changes                              0.04       0.04         --          --
                                                           --------    -------   --------    --------
     Net income available to common stockholders           $   0.29    $  0.28   $   0.27    $   0.26
                                                           ========    =======   ========    ========

    In 2002 our cumulative convertible preferred stock was not included in the computation of diluted earnings per share because the effect was antidilutive.

NOTE 7 -- RELATED PARTY TRANSACTIONS

GOVERNANCE OF PAA

    We, along with Sable Investments, L.P. (which is owned by Mr. Flores, our Chairman, and Mr. Raymond, our Chief Executive Officer and President), Kafu Holdings, L.P. (which is controlled by Kayne Anderson Capital Advisors, L.P. and Kayne Anderson Investment Management, Inc., of which Mr. Sinnott, our director, is Senior Vice President), and E-Holdings III, L.P. (which is controlled by EnCap Investments L.L.C. and of which Mr. Phillips, our director, is a managing director and principal) are parties to agreements governing Plains All American GP LLC, which is the general partner of Plains AAP, L.P., and Plains AAP, L.P., which is the general partner of PAA. These agreements govern the ongoing management of PAA.

    In addition, the general partner of PAA is owned as follows:

                  Plains Resources              44.00%
                  Sable Investments, L.P.       20.00%
                  Kafu Holdings, L.P.           16.42%
                  E-Holdings, L.P.               9.00%
                  Others                        10.58%
                                               ------
                                               100.00%
                                               ======

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

OIL MARKETING AGREEMENT

    PAA is the exclusive marketer/purchaser for all of our equity oil production. The marketing agreement provides that PAA will purchase for resale at market prices all of our equity oil production for which PAA charges a fee of $0.20 per barrel. For the three months ended March 31, 2003 and 2002, PAA paid approximately $8.6 million and $4.9 million, respectively, for the purchase of oil under the agreement, including the royalty share of production. For the three months ended March 31, 2003 and 2002, we paid PAA approximately $47,000 and $49,000, respectively, in marketing fees.

    We are currently negotiating a new marketing agreements with PAA to, among other things, add a definitive term to the agreement and provide that PAA will use its reasonable best efforts to obtain the best price for our oil production.

AGREEMENTS WITH PXP

    In connection with the reorganization and the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the three months ended March 31, 2003 PXP billed us $136,000 for services provided to us under these agreements and we billed PXP $38,000 for services we provided under these agreements.

OTHER

    From time to time we charter private aircraft from Gulf Coast Aviation Inc. ("Gulf Coast"), which is not affiliated with us or our employees. On certain occasions, the aircraft that Gulf Coast charters is owned by our Chairman of the Board. In the three months ended March 31, 2003 and 2002 we paid Gulf Coast $10,000 and $146,000, respectively, for aircraft chartering services provided by Gulf Coast using an aircraft owned by our Chairman. The charters were arranged through arms-length dealings with Gulf Coast and the rates were market based.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

    On September 18, 2002 Stocker Resources Inc., or Stocker, the general partner of PXP before it was converted from a limited partnership to a corporation, filed a declaratory judgment action against Commonwealth Energy Corporation, or Commonwealth, in the Superior Court of Orange County, California relating to the termination of an electric service contract. Stocker is seeking a declaratory judgment that it was entitled to terminate the contract and that Commonwealth has no basis for proceeding against Stocker's related $1.5 million performance bond. Also on September 18, 2002, Stocker was named a defendant in an action brought by Commonwealth in the Superior Court of Orange County, California for breach of the electric service contract. Commonwealth is seeking unspecified damages. The two cases have been consolidated and set for trial in December 2003. Stocker was merged into us in December 2002. Under our master separation agreement with PXP, we are indemnified for damages we incur as a result of this action. We intend to defend our rights vigorously in this matter.

    We, in the ordinary course of business, are a claimant and/or defendant in various other legal proceedings. We do not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

NOTE 9 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Selected cash payments and noncash activities were as follows (in thousands):

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                ------------------
                                                                                  2003      2002
                                                                                --------   -------
            Cash paid for interest                                              $    444   $14,437
                                                                                ========   =======
            Cash paid for taxes                                                 $    665   $ 2,744
                                                                                ========   =======
            Noncash sources of investing and financing activities:
             Tax benefit from exercise of employee stock options                $    115   $   545
                                                                                ========   =======

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

    We are an independent energy company. We are principally engaged in the "midstream" activities of marketing, gathering, transporting, terminalling, and storage of oil through our equity ownership in Plains All American Pipeline, L.P.,PAA. PAA is a publicly traded master limited partnership actively engaged in the midstream energy markets. As of March 31, 2003 we owned 44% of the general partner of PAA and 12.4 million limited partner units of PAA, which represented approximately 24% aggregate ownership interest in PAA. We also participate in the "upstream" activities of acquiring, exploiting, developing, exploring for and producing oil through our wholly-owned subsidiary, Calumet Florida L.L.C., which has producing properties in the Sunniland Trend in south Florida.

    The book value of our investment in PAA represents 48% of our total assets as of March 31, 2003 and the book value of our Florida oil properties represents 32%. As of December 31, 2002, the present value of our proved oil reserves was approximately $87.9 million. We own 6.6 million common units, 1.3 million Class B common units and 4.5 million subordinated units of PAA. The closing price of publicly traded PAA common units, as reported on the New York Stock Exchange, was $24.80 on March 31, 2003. The Class B common units and the subordinated units are not publicly traded but do receive cash distributions from PAA. PAA's partnership agreement contains provisions which, upon the occurrence of certain future events, will result in the conversion of the subordinated units to common units. During the first quarter of 2003 we had oil revenues of $7.3 million and distributions received from PAA attributable to our general and limited partner interests totaled $7.5 million. PAA's financial performance directly impacts our financial performance and the market value performance of PAA's limited partner interests directly impacts the value of our assets. As a result, we encourage you to review PAA's SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2002 and it Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, to review and assess, among other things, PAA's financial performance and financial condition, PAA's business, operations, and competition, and risk factors associated with PAA's business.

SPIN-OFF OF PLAINS EXPLORATION & PRODUCTION COMPANY

    On December 18, 2002 we distributed 100 percent of the common shares of Plains Exploration & Production Company, or PXP, our wholly-owned subsidiary that owned oil and gas properties offshore and onshore California and in Illinois, to our stockholders, the spin-off. As a result of the spin-off, the historical results of the operations of PXP are reflected in our financial statements as "discontinued operations". Except where noted, discussions in this Form 10-Q with respect to oil and gas operations relate to our activities other than the discontinued operations.

GENERAL

UPSTREAM OPERATIONS

    We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Our revenues are derived from the sale of oil. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for oil. Historically, the markets for oil have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC's full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter to determine a ceiling value of our properties. The rules require a write-down if our capitalized costs exceed the allowed "ceiling." We have had no write-downs due to these ceiling test limitations since 1998. Given the volatility of oil prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will fluctuate in the near term. If oil prices decline in the future, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities. Decreases in oil and gas prices have had, and will likely have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow.

    To manage our exposure to commodity price risks, we use various derivative instruments to hedge our exposure to oil sales price fluctuations. Our hedging arrangements provide us protection on the hedged volumes if oil prices decline below the prices at which these hedges are set. However, if oil prices increase, ceiling prices in our hedges may cause us to receive lower revenues on the hedged volumes than we would receive in the absence of hedges. Gains and losses from hedging transactions are recognized as revenues when the associated production is sold. The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective and changes in value are reflected in earnings prospectively from the date the hedge becomes ineffective. Gains and losses deferred in other comprehensive income, or OCI, related to cash flow hedges that become ineffective remain unchanged until the related product is delivered.

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

MIDSTREAM OPERATIONS

    We account for our investment in PAA using the equity method of accounting. We record equity in earnings of PAA based on our aggregate ownership interest, as adjusted for general partner incentive distributions. Equity in earnings for our general partner interest is based on our 44% share of 2% of PAA's net income plus the amount of the general partner incentive distribution. Equity in earnings for our limited partner units is based on our ownership percentage of limited partner units (24% at March 31, 2003) multiplied by 98% of PAA's net income less the general partner incentive distribution. Increased earnings attributable to the general partner incentive distributions will be somewhat offset because of our ownership of limited partner units. Cash distributions received from PAA are not reflected in earnings, but reduce our investment in PAA.

    When PAA sells additional limited partner units and we do not purchase additional units, our ownership interest in PAA is reduced, creating an "implied sale" of a portion of our investment. We have recognized gains from PAA equity issuances representing the difference between our carrying cost and the fair value of the interest deemed sold.

RESULTS OF OPERATIONS

    The following table reflects the components of our oil revenues from continuing operations and sets forth our revenues and costs and expenses from continuing operations on a BOE basis:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                        2003        2002
                                                      --------    --------
            Production (MBbls)                             232         247
            Sales (MBbls)                                  276         216

            Average NYMEX price per bbl               $  33.80    $  21.63
            Hedging and derivative cash settlements      (3.76)      (0.57)
            Differential                                 (7.44)      (2.28)
                                                      --------    --------
            Average realized price per bbl               22.60       18.78
            Production expenses per bbl                  (6.73)      (6.45)
            Production and ad valorem taxes per bbl      (1.46)      (0.48)
            Oil transportation expenses per bbl          (4.05)      (4.35)
                                                      --------    --------
            Gross margin per bbl                      $  10.36    $   7.50
                                                      ========    ========
            DD&A per bbl (oil & gas properties)       $   4.68    $   3.73

    In the first quarter of 2003, the NYMEX oil price and the price we receive for our Florida oil production did not correlate closely enough for our hedges to qualify for hedge accounting. As a result, we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of the derivatives in earnings prospectively from that date. The $2.1 million ($1.0 million, net of tax) net loss in OCI at January 31, 2003 related to these hedges will be recognized in earnings as the related production is delivered. We will continue to include the cash settlements from the hedges in our realized price calculations but will not consider the fair value gains and losses in the realized price calculations. Derivative instruments that we enter into in the future may or may not qualify for hedge accounting.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

    In 2003, we reported first quarter net income of $7.3 million compared to net income of $6.6 million in the first quarter of 2002. Income from continuing operations was $6.4 million in 2003 compared to $0.7 million for 2002. Results for 2003 include a $3.1 million after-tax gain related to a PAA equity offering.

    Oil revenues. Our oil revenues, excluding the effect of hedging, increased 74%, or $3.1 million, to $7.3 million for the first quarter of 2003 from $4.2 million for the first quarter of 2002. The increase was primarily due to increased sales volumes that increased revenues by $1.6 million and higher prices that increased revenues by $1.5 million.

    We reported sales volumes from our Florida properties of 276 MBbls in 2003 compared to 216 MBbls in 2002. In accordance with SEC Staff Accounting Bulletin 101 we reflect revenue from oil production in the period it is sold as opposed to when it is produced. Oil volumes decreased 6% on an "as produced" basis, with production volumes of 232 MBbls in 2003 compared to 247 MBbls in 2002. The location of our Florida properties and the timing of the barges that transport the oil to market cause reported sales volumes to differ from production volumes. Actual timing of sales volumes is difficult to predict. The Florida oil is typically sold in shipments that range from approximately 110 MBbls to 140 MBbls and typically occurs every 30-50 days. In addition, our Florida properties consist of a relatively low number of higher volume wells and downtime due to equipment failures and other operational issues can cause production from this area to be volatile.

    Our average realized price for oil increased 20%, or $3.82, to $22.60 per Bbl for the first quarter of 2003 from $18.78 per Bbl for the first quarter of 2003. The increase is primarily attributable to an improvement in the NYMEX oil price, which averaged $33.80 per Bbl in 2003 versus $21.63 per Bbl in 2002. The average differential for location and quality increased to $7.44 per Bbl in 2003 compared to $2.28 per Bbl in 2002. Hedging and derivatives had the effect of decreasing our average price per Bbl by $3.76 in 2003 and $0.57 in 2002.

    Production expenses. Our production expenses increased 33%, or $0.5 million, to $1.9 million for the first quarter of 2003 from $1.4 million for the first quarter of 2002 primarily due to increased sales volumes. Unit production expenses for 2003 were $6.73 per Bbl compared to $6.45 in 2002. The per Bbl increase is primarily attributable to increased fuel costs due to an increase in diesel prices.

    Production and ad valorem taxes. Our production and ad valorem taxes increased 292%, or $0.3 million, to $0.4 million for the first quarter of 2003 from $0.1 million for the first quarter of 2002 primarily due to increased sales prices and the expiration of severance tax exemptions for several wells in the second quarter of 2002. Unit production and ad valorem taxes for 2003 were $1.46 per Bbl compared to $0.48 per Bbl in 2002.

    Oil transportation expenses. Our oil transportation expenses increased 19% to $1.1 million in the first quarter of 2003 from $0.9 million in the first quarter of 2002 reflecting higher sales volumes. On a per barrel basis, oil transportation expenses decreased from $4.35 in the first quarter of 2002 to $4.05 in the first quarter of 2003.

    General and administrative expense. Our general and administrative expense increased 9%, or $0.1 million, to $1.8 million for the first quarter of 2003 from $1.7 million for the first quarter of 2002. The increase primarily reflects $0.2 million of expenses in the first quarter of 2003 related to an acquisition that was not consummated.

    Depreciation, depletion and amortization. Our depreciation, depletion and amortization, or DD&A expense increased 21%, or $0.2 million, to $1.4 million for the first quarter of 2003 from $1.2 million for the first quarter of 2002. The increase is due to an increase in the per unit DD&A rate ($4.68 per Bbl in 2003 versus $3.73 per Bbl in 2002) and higher sales volumes.

    Accretion of asset retirement obligation. Accretion expense for the first quarter of 2003 was $0.1 million. Accretion expense represents the adjustment of our asset retirement obligation to its present value at the end of the period based on our credit adjusted risk free rate.

    Equity in earnings of Plains All American Pipeline, L.P. Our equity in earnings of PAA increased $1.9 million to $6.3 million for the first quarter of 2003 from $4.4 million for the first quarter of 2002. PAA reported net income of $24.4 million in the first quarter of 2003 compared to $14.3 million in the first quarter of 2002.

    Gain on Plains All American Pipeline, L.P. unit offerings. In the first quarter of 2003 we recognized a noncash gain of $6.1 million due to the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from PAA's public equity offering.

    Gain (loss) on derivatives. As previously discussed, we were required to discontinue hedge accounting effective February 1, 2003. As a result, in the two months ended March 31, 2003 we recorded a $0.7 million gain for the increase in the fair value of our derivatives and recognized a $0.7 million loss on cash settlements of such derivatives.

    Interest expense. Our interest expense decreased $1.2 million, to $0.5 million for the first quarter of 2003 from $1.7 million for the first quarter of 2002, primarily reflecting lower outstanding debt.

    Income tax expense. Our income tax expense increased $5.2 million to $5.9 million for the first quarter of 2003 from $0.7 million for the first quarter of 2003. The increase was primarily due to higher pre-tax income from continuing operations as our effective tax rate was 47.9% in the first quarter of 2003 compared to 50.4% in the first quarter of 2002.

    Our effective tax rate reflects the Canadian taxes attributable to our share of PAA's earnings related to their Canadian operations. For U.S. federal income tax purposes, we utilize net operating loss carryforwards, or NOLs, to reduce our currently payable taxes. As a result, we receive a deduction rather than a credit for Canadian income taxes.

    Current income tax expense for the first quarter of 2002 includes a benefit of approximately $2.9 million representing tax paid in 2001 that was refunded to us as the result of certain legislation that allowed us to offset 100% of alternative minimum taxable income with NOLs. Previously, we could only offset 90% of AMT income with NOLs. The current income tax benefit is offset by a corresponding charge to deferred income tax expense. This change in the regulations did not change our overall effective tax rate and had no effect on net income.

    Cumulative effect of accounting change. In the first quarter of 2003 we recognized a $0.9 million net of tax gain related to the adoption of Statement of Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations". See "Recent Accounting Pronouncements" for a discussion of the adoption of SFAS No. 143.

    Income from discontinued operations. Income from discontinued operations of $5.9 million in the first quarter of 2002 reflects the net after tax earnings of PXP, which was spun off in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    At March 31, 2003 we had negative working capital of $13.9 million, primarily reflecting $18.0 million of current maturities of long-term debt. Cash generated from our upstream operations and PAA distributions are our primary sources of liquidity. We believe that we have sufficient liquid assets and cash from operations and PAA distributions to meet our short term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

    If PAA could not, for any reason, make its minimum quarterly distribution payments on its limited partnership interests, this would impair our cash flows and our ability to meet our short and long-term cash needs. In addition, this would trigger our payment obligations under the value assurance agreements (for a description of the value assurance agreements, see "-- Commitments and Contingencies"), which would compound the negative impact on our cash flows and our ability to meet our short and long-term cash needs. Thus, PAA's financial and operational performance directly affects our financial and operational performance. We encourage you to review PAA's SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2002 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

PAA CASH DISTRIBUTIONS

    PAA's partnership agreement requires that it distribute 100% of available cash within 45 days after the end of each quarter to unitholders of record and to its general partner. Available cash is generally defined as all cash and cash equivalents on hand at the end of each quarter less reserves established by PAA's general partner for future requirements.

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

    PAA's general partner is entitled to receive incentive distributions if the amount distributed with respect to any quarter exceeds levels specified in its partnership agreement. Generally the general partner is entitled, without duplication, to 15% of amounts PAA distributes in excess of $0.450 per unit, 25% of the amounts PAA distributes in excess of $0.495 per unit and 50% of amounts PAA distributes in excess of $0.675 per unit.

    Based on PAA's recently announced distribution of $0.55 per unit (an annual distribution rate of $2.20 per unit), which will be paid in May 2003, we would receive an annual distribution from PAA of approximately $31.2 million, including $3.3 million for our general partner distribution (including $2.2 million for the general partner incentive distribution).

    Cash distributions per unit on PAA's outstanding common units, Class B common units and subordinated units and the portion of the distributions representing an excess over the MQD in 2003, 2002 and 2001 were as follows:

                                                                YEAR
                   -----------------------------------------------------------------------------------------------
                               2003                            2002                             2001
                   ------------------------------  ------------------------------   ------------------------------
                                      EXCESS                           EXCESS                          EXCESS
                   DISTRIBUTION      OVER MQD      DISTRIBUTION       OVER MQD      DISTRIBUTION      OVER MQD
                   --------------  --------------  --------------   -------------   --------------  --------------
First Quarter         $ 0.5375       $ 0.0875        $ 0.5250         $ 0.0750        $ 0.4750        $ 0.0250
Second Quarter        $ 0.5500       $ 0.1000        $ 0.5375         $ 0.0875        $ 0.5000        $ 0.0500
Third Quarter                                        $ 0.5375         $ 0.0875        $ 0.5125        $ 0.0625
Fourth Quarter                                       $ 0.5375         $ 0.0875        $ 0.5125        $ 0.0625

FINANCING ACTIVITIES

    In December 2002 we entered into a $45 million secured term loan facility with a group of banks. We used proceeds from the term loan and cash on hand to make a $40 million capital contribution and repay a $7.2 million note payable to PXP. The term loan is repayable in 10 quarterly installments of $4.5 million each, commencing on February 28, 2003 with a final maturity of May 31, 2005. Amounts outstanding under the term loan bear an annual interest rate, at our election, equal to either the Base Rate (as defined in the agreement) plus 1.5%, or LIBOR plus 3%. The term loan requires that we maintain $5.0 million on deposit in a debt service reserve account with one of the lending banks. Our average borrowing rate for the first quarter of 2003 was 4.7% (4.4% at March 31, 2003).

    To secure the term loan, we pledged 100% of the shares of stock of our subsidiaries and pledged 4,950,000 of our PAA common units. To the extent the outstanding principal under the term loan exceeds the balance in the debt service reserve account plus 50% of the fair market value of the pledged common units, we are required to repay the excess. The fair market value of the pledged units is determined based on the closing price of PAA common units as reported on the New York Stock Exchange.

    The term loan contains covenants that limit our ability, as well as the ability of our subsidiaries, to incur additional debt, make investments, create liens, enter into leases, sell assets, change the nature of our business or operations, guarantee other indebtedness, enter into certain types of hedge agreements, enter into take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, if an event of default exists, the term loan prohibits us from paying dividends or repurchasing or redeeming shares of any class of capital stock. The term loan requires us to maintain a minimum consolidated tangible net worth ($82.7 million at March 31, 2003) and a consolidated debt service coverage ratio (as defined in the agreement) of 1.0 to 1.0.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                ------------------------
                                                   2003          2002
                                                ----------    ----------
                                                     (IN MILLIONS)
                  Cash provided by (used in):
                   Operating activities         $      6.4    $     (5.9)
                   Investing activities               (1.1)         (0.6)
                   Financing activities               (6.0)         20.8

CASH FLOWS FROM CONTINUING OPERATIONS

    Operating Activities. Net cash provided by operating activities in the first quarter of 2003 totaled $6.4 million compared to a $5.9 million use of cash in the first quarter of 2003. The use of cash in 2002 primarily reflects a $13.6 million increase in working capital (excluding cash) during the period.

    Investing Activities. In the first quarter of 2003 net cash used in investing activities totaled $1.1 million compared to $0.6 million in the first quarter of 2002. In the first quarter of 2003 we made capital contributions to PAA of $0.6 million to maintain our proportionate general partner share interest as a result of an equity offering by PAA.

    Financing activities. Cash used in financing activities in the first quarter of 2003 included a net reduction in long-term debt of $4.5 million, $0.6 million in proceeds from issuances of our common stock, expenditures of $1.7 million for the repurchase of 142,700 shares of our common stock, $0.1 million for the payment of costs incurred in connection with our term loan and $0.3 million for the payment of preferred stock dividends. Cash used in financing activities in the first quarter of 2002 included a net increase in long-term debt of $19.5 million, $1.6 million in proceeds from issuances of our common stock and $0.3 million for the payment of preferred stock dividends.

CAPITAL EXPENDITURES

    We have made and will continue to make capital expenditures with respect to our oil properties. In the first quarter of 2003 we made aggregate capital expenditures of $0.5 million for exploitation of our existing properties and expect such expenditures to total $3.5 to $4.0 million in 2003.

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

    We also have an active treasury share repurchase program. Our Board of Directors has authorized the repurchase of up to eight million shares of our common stock. Through December 31, 2001, we had repurchased a total of 4.1 million shares at a total cost of approximately $91.3 million. No shares were repurchased in 2002. We have resumed making purchases under the treasury share program and through April 30, 2003 we have repurchased an additional 542,700 shares at a total cost of $5.6 million. We intend to make additional repurchases in 2003 and expect to fund the purchases from cash flows.

CONTRACTUAL OBLIGATIONS

                     2003      2004     2005       2006         2007      THEREAFTER
                   -------   -------   ------   ----------   ----------   ----------
Long-term debt     $13,500   $18,000   $9,000   $       --   $       --   $       --
Operating leases        17        23       23            6           --           --
                   -------   -------   ------   ----------   ----------   ----------
                   $13,517   $18,023   $9,023   $        6   $       --   $       --
                   =======   =======   ======   ==========   ==========   ==========

    At March 31, 2003, the aggregate amounts of contractually obligated payment commitments for the next five years are as follows (in thousands):

COMMITMENTS AND CONTINGENCIES

    In connection with our June 2001 strategic restructuring, we entered into value assurance agreements with the purchasers of the subordinated units in the restructuring, under the terms of which we will pay the purchasers an amount per fiscal year, payable on a quarterly basis, equal to $1.85 per unit less the actual amount distributed during that year. The value assurance agreements will expire upon the earlier of (a) the conversion of all of the subordinated units to common units or (b) June 8, 2006. In the first quarter of 2003 PAA paid a quarterly distribution of $0.5375 per unit ($2.15 annualized).

    Also in connection with the June 2001 strategic restructuring, we entered into a separation agreement with PAA whereby, among other things, (1) we agreed to indemnify PAA, its general partner, and its subsidiaries against (a) any claims related to the upstream business, whenever arising, and (b) any claims related to federal or state securities laws or the regulations of any self-regulatory authority, or other similar claims, resulting from alleged acts or omissions by us, our subsidiaries, PAA, or PAA's subsidiaries occurring on or before June 8, 2001, and (2) PAA agreed to indemnify us and our subsidiaries against any claims related to the midstream business, whenever arising.

    In connection with the reorganization and the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. The master separation agreement provides for cross-indemnities intended to place sole financial responsibility on PXP for all liabilities associated with the current and historical businesses and operations PXP conducts after giving effect to the spin off (and related reorganization), regardless of the time those liabilities arise, and to place sole financial responsibility for liabilities associated with our businesses with us and our subsidiaries. We agree to indemnify PXP and PXP agreed to indemnify us against liabilities arising from misstatements or omissions in the various offering documents for the exchange offer related to PXP's 8.75% notes or the spin-off, if such information was prepared by us or PXP, as the case may be.

    In the ordinary course of business, we are a claimant and/or defendant in various legal proceedings. In particular, we are a party to a lawsuit (as a result of Stocker Resources, Inc.'s merger into us) regarding an electric services contract with Commonwealth Energy Corporation. In this lawsuit, we are seeking a declaratory judgment that we are entitled to terminate the contract and that Commonwealth has no basis for proceeding against a related $1.5 million performance bond. In a countersuit against us, Commonwealth is seeking unspecified damages. The two cases have been consolidated and set for trial in December 2003. We intend to defend our rights vigorously in this matter. Under the spin-off agreements, PXP will indemnify us against this lawsuit. We do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

PAA'S COMMITMENTS AND CONTINGENCIES

    For a discussion of PAA's commitments and contingencies, we recommend you review PAA's Annual Report on Form 10-K for the year ended December 31, 2002 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and other applicable SEC filings by PAA.

RELATED PARTY TRANSACTIONS

GOVERNANCE OF PAA

    We, along with Sable Investments, L.P. (which is owned by Mr. Flores, our Chairman, and Mr. Raymond, our Chief Executive Officer and President), Kafu Holdings, L.P. (which is controlled by Kayne Anderson Capital Advisors, L.P. and Kayne Anderson Investment Management, Inc., of which Mr. Sinnott, our director, is Senior Vice President), and E-Holdings III, L.P. (which is controlled by EnCap Investments L.L.C. and of which Mr. Phillips, our director, is a managing director and principal) are parties to agreements governing Plains All American GP LLC, which is the general partner of Plains AAP, L.P., and Plains AAP, L.P., which is the general partner of PAA. These agreements govern the ongoing management of PAA.

    In addition, the general partner of PAA is owned as follows:

        Plains Resources                            44.00%
        Sable Investments, L.P.                     20.00%
        Kafu Holdings, L.P.                         16.42%
        E-Holdings, L.P.                             9.00%
        Others                                      10.58%
                                                   ------
                                                   100.00%
                                                   ======

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

OUR RELATIONSHIP WITH PAA

    We have ongoing relationships with PAA, including:

     - a marketing agreement that provides that PAA will purchase all of our equity oil production at market prices for a fee of $.20 per barrel. In the first quarter of 2003, PAA paid us $8.6 million for such equity production and we paid PAA $47,000 in marketing fees; and

     - a separation agreement whereby, among other things, (1) we agreed to indemnify PAA, its general partner, and its subsidiaries against (a) any claims related to the upstream business, whenever arising, and (b) any claims related to federal or state securities laws or the regulations of any self-regulatory authority, or other similar claims, resulting from alleged acts or omissions by us, our subsidiaries, PAA, or PAA's subsidiaries occurring on or before June 8, 2001, and (2) PAA agreed to indemnify us and our subsidiaries against any claims related to the midstream business, whenever arising.

    We are currently negotiating a new marketing agreement with PAA to, among other things, add a definitive term to the agreement and provide that PAA will use its reasonable best efforts to obtain the best price for our oil production. There can be no assurance, however, that we will enter into a new marketing agreement with PAA.

SPIN-OFF AGREEMENTS

    In connection with the reorganization and the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the three months ended March 31, 2003 PXP billed us $136,000 for services provided to us under these agreements and we billed PXP $38,000 for services we provided under these agreements.

    The master separation agreement provides that for a period of three years,
(1) we and our subsidiaries will be prohibited from engaging in or acquiring any business engaged in any of the "upstream" activities of acquiring, exploiting, developing, exploring for and producing oil and gas in any state in the United States (except Florida), and (2) PXP will be prohibited from engaging in any of the "midstream" activities of marketing, gathering, transporting, terminalling and storing oil and gas (except to the extent any such activities are ancillary to, or in support of, any of PXP's upstream activities(.

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

    Periodically, we enter into hedging arrangements relating to a portion of our oil production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations. Hedging instruments used are typically fixed price swaps and collars and purchased puts and calls. While the use of these types of hedging instruments limits our downside risk to adverse price movements, we are subject to a number of risks, including instances in which the benefit to revenues is limited when commodity prices increase. Since we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of our hedges in earnings, absent a stable oil price environment, the potential gains or losses related to SFAS 133 are likely to materially change reported net income and increase the volatility of reported net income due to non-cash mark-to-market gains or losses. For a further discussion concerning our risks related to oil prices and our hedging programs, see "-- Quantitative and Qualitative Disclosures about Market Risks".

    Write-downs under full cost ceiling test rules. Under the SEC's full cost accounting rules we review the carrying value of our proved oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties (net of accumulated depreciation, depletion and amortization, and deferred income taxes) may not exceed a "ceiling" equal to: the standardized measure (including, for this test only, the effect of any related hedging activities); plus the lower of cost or fair value of unproved properties not included in the costs being amortized (net of related tax effects).

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

    Based on the book value of our proved oil and gas properties (including related deferred income taxes) and our estimated proved reserves as of March 31, 2003, we believe that we would have a write-down under the full cost ceiling test rules at a net realized price for our oil production of approximately $16.35 per barrel. Based on an estimated oil differential for 2003 plus oil transportation of $12.25 - $12.75 per barrel, we would have a write-down at a NYMEX crude oil index price of $28.60 - $29.10 per barrel.

    Oil and gas reserves. Our proved reserves are based on estimates prepared by outside engineering firms. Estimates prepared by others may be higher or lower than these estimates.

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

    Our rate for recording DD&A expense is dependent upon our estimate of proved reserves including future development and abandonment costs as well as our level of capital spending. If the estimates of proved reserves decline, the rate at which we record DD&A expense increases, reducing our net income. This decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. The decline in proved reserve estimates may impact the outcome of the "ceiling" test discussed above. In addition, increases in costs required to develop our reserves would increase the rate at which we record DD&A expense. We are unable to predict changes in future development costs as such costs are dependent on the success of our exploitation and development program, as well as future economic conditions.

    PAA's Critical Accounting Policies. For a discussion of PAA's critical accounting policies, we recommend you review PAA's Annual Report on Form 10-K for the year ended December 31, 2002 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and other applicable SEC filings by PAA.

ADOPTION OF SFAS NO. 143

    We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. In prior periods we included estimated future costs of abandonment and dismantlement in our full cost amortization base and these costs were amortized as a component of our depletion expense.

    At January 1, 2003 the present value of our future Asset Retirement Obligation for oil and gas properties and equipment was $2.6 million. The cumulative effect of our adoption of SFAS No. 143 and the change in accounting principle resulted in an increase in income during the first quarter of 2003 of $0.9 million (reflecting a $2.8 million decrease in accumulated DD&A, partially offset by $1.3 million in accretion expense, and $0.6 million deferred income tax expense). We recorded a liability of $2.6 million and an asset of $1.2 million in connection with the adoption of SFAS 143. There will be no impact on our cash flows as a result of adopting SFAS No. 143.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" on April 30, 2003. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. At this time, we cannot reasonably estimate the effect of the adoption of SFAS No. 149 on either our financial position or results of operations

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "will", "would", "should", "plans", "likely", "expects", "anticipates", "intends", "believes", "estimates", "thinks", "may", and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

     - the consequences of any potential change in the relationship between us and PXP;

     - the consequences of our and PXP's officers and employees providing services to both us and PXP and not being required to spend any specified percentage or amount of time on our business;

     - risks, uncertainties and other factors that could have an impact on PAA which could in turn impact the value of our holdings in PAA (for a discussion of these risks, uncertainties and other factors, see PAA's filings with the SEC);

     - the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

     - uncertainties inherent in the development and production of oil and gas and in estimating reserves;

     - unexpected future capital expenditures (including the amount and nature thereof);

     -    impact of oil and gas price fluctuations;

     -    the effects of competition;

     -    the success of our risk management activities;

     - the availability (or lack thereof) of acquisition or combination opportunities;

     -    the impact of current and future laws and governmental regulations;

     - environmental liabilities that are not covered by an effective indemnity or insurance, and

     -    general economic, market, industry or business conditions.

    All forward-looking statements in this report are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information. See "Critical Accounting Policies and Factors That May Affect Future Results" in this report for additional discussions of risks and uncertainties.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

    We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured at least on a quarterly basis. This process includes specific identification of the hedging instrument and the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges that become ineffective remain unchanged until the related product is delivered. If it is determined that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

    In the first quarter of 2003, the NYMEX oil price and the price we receive for our Florida oil production did not correlate closely enough for the hedges to qualify for hedge accounting. As a result, we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of the hedges in earnings prospectively from that date. In the two months ended March 31, 2003 we recorded a $0.7 million gain for the increase in the fair value of our derivatives and recognized a $0.7 million loss on cash settlements of such derivatives. Cash settlements of $0.3 million for January 2003 are reflected as a reduction of revenues.

    At March 31, 2003accumulated OCI consisted of unrealized losses of $1.5 million ($0.7 million, net of tax) on our oil hedging instruments, $0.5 million ($0.3 million, net of tax) related to pension liabilities and an unrealized gain of $1.3 million ($0.6 million, net of tax) related to our equity in the OCI gains of PAA. At March 31, 2003, the liability related to our open oil hedging instruments was included in current liabilities ($1.3 million), other long-term liabilities ($0.1 million), and deferred income taxes (a tax benefit of $0.7 million)

    During the first quarter of 2002 oil sales revenues were reduced by $0.1 million for non-cash expense related to the amortization of option premiums. As of March 31, 2003, $1.3 million ($0.7 million, net of tax) of deferred net losses on our oil hedging instruments recorded in OCI are expected to be reclassified to earnings during the following twelve months.

    Commodity Price Risk. At April 30, 2003, we had the following open oil derivative positions:

                                              BARRELS PER DAY
                                             ------------------
                                              2003        2004
                                             -----       ------
        Swaps
           Average price $26.10/bbl          1,500          --
           Average price $24.07/bbl             --       1,000

    Assuming our first quarter 2003 production volumes are held constant in subsequent periods, these positions represent approximately 58% and 39% of oil production in 2003 and 2004, respectively. Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net realized price per barrel.

    The agreements provide for monthly cash settlement based on the differential between the agreement price and the actual NYMEX price. For periods prior to February 1, 2003 gains or losses were recognized in the month of related production and were included in oil sales revenues. Such contracts resulted in a reduction of revenues of $0.3 million and $0.1 million in the first quarter of 2003 and 2002, respectively.

    The fair value of outstanding oil derivative commodity instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below (in millions):

                                              MARCH 31, 2003                           DECEMBER 31, 2002
                                    -----------------------------------        -----------------------------------
                                                           EFFECT OF                                  EFFECT OF
                                                              10%                                        10%
                                       FAIR                  PRICE                 FAIR                 PRICE
                                       VALUE               DECREASE                VALUE               DECREASE
                                    -----------          --------------        --------------        -------------
 Swaps and options contracts          $ (0.8)               $ 2.0                 $ (0.4)               $ 1.9

    The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the swap and approximate the gain or loss that would have been realized if the contracts had been closed out at year end. All such positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month oil prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

    Our management intends to continue to maintain derivative arrangements for a significant portion of our production. These contracts may expose us to the risk of financial loss in certain circumstances. Such arrangements provide us protection if oil prices decline below the prices at which the derivatives are set, but ceiling prices in our derivatives may cause us to receive less revenue on the specified volumes than we would receive in the absence of the derivatives. Such arrangements may or may not qualify for hedge accounting. The contract counterparties for our current derivative commodity contracts are all major financial institutions with Standard & Poor's ratings of A or better.

    Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. At March 31, 2003 we had $40.5 million outstanding under our term loan, repayable $13.5 million in 2003, $18.0 million in 2004 and $9.0 million in 2005. Our term loan bears interest at a base rate (as defined) or LIBOR plus 3%. The carrying value of our term loan approximates fair value because interest rates are variable, based on prevailing market rates.

ITEM 4. - CONTROLS AND PROCEDURES

    Within 90 days before the date of this report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

We, in the ordinary course of business, are a claimant and/or defendant in various legal proceedings. We do not believe that the outcome of these legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

We are a party to a lawsuit (as a result of Stocker Resources, Inc.'s merger into us) regarding an electric services contract with Commonwealth Energy Corporation. In this lawsuit, we are seeking a declaratory judgment that we are entitled to terminate the contract and that Commonwealth has no basis for proceeding against a related $1.5 million performance bond. In a countersuit against us, Commonwealth is seeking unspecified damages. The two cases have been consolidated and set for trial in December 2003. We intend to defend our rights vigorously in this matter. Under the spin-off agreements, PXP will indemnify us against this lawsuit. We do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    A Current Report on Form 8-K was filed on May 2, 2003 with respect to the Company's press release reporting earnings for the first quarter of 2003 and current estimates of certain results for 2003.

    A Current Report on Form 8-K was filed on February 27, 2003 with respect to the Company's press release reporting 2002 earnings and December 31, 2002 oil and gas reserve information.

    A Current Report on Form 8-K was filed on February 27, 2003 with respect to current estimates of certain results for 2003.

    A Current Report on Form 8-K was filed on January 2, 2003 with respect to the completion of the spin off and the Company's new term loan facility.

ITEMS 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                       PLAINS RESOURCES INC.


Date: May 9, 2003      By:  /s/ Stephen A. Thorington
                            ----------------------------------------------------
                            Stephen A. Thorington
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, John T. Raymond, Chief Executive Officer and President of Plains Resources Inc., certify that:

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ John T. Raymond
                                   --------------------------------------------
                                   Name: John T. Raymond
                                   Title: Chief Executive Officer and President

Date: May 9, 2003

                                  CERTIFICATION

I, Stephen A. Thorington, Chief Financial Officer and Executive Vice President of Plains Resources Inc., certify that:

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and wehave:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Stephen A. Thorington
                                    --------------------------------------------
                                    Name: Stephen A. Thorington
                                    Title: Chief Financial Officer and Executive
                                    Vice President

Date: May 9, 2003

                                 EXHIBIT INDEX

   Exhibits                      Description of Exhibit
     99.1    Chief Executive Officer Certification Pursuant to 18 U.S.C Section
             1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002

     99.2    Chief Financial Officer Certification Pursuant to 18 U.S.C Section
             1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002