Form 10-Q
period 2003-06-30
PLAINS RESOURCES INC
filed 2003-08-14
CIK 350426

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). Yes   [X] No   [ ]


        23.6 million shares of common stock, $0.10 par value, issued and outstanding at July 31, 2003.

===============================================================================

                     PLAINS RESOURCES INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                                                      PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Consolidated Balance Sheets (Unaudited)
     June 30, 2003 and December 31, 2002..............................................................................  3
Consolidated Statements of Income (Unaudited)
     For the three months and six months ended June 30, 2003 and 2002.................................................  4
Consolidated Statements of Cash Flows (Unaudited)
     For the six months ended June 30, 2003 and 2002..................................................................  5
Consolidated Statements of Comprehensive Income (Unaudited)
     For the six months ended June 30, 2003 and 2002..................................................................  6
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
     For the six months ended June 30, 2003...........................................................................  7
Notes to Consolidated Financial Statements (Unaudited)................................................................  8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......................... 17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.................................................... 29

ITEM 4. Controls and Procedures....................................................................................... 31

PART II. OTHER INFORMATION............................................................................................ 32

                              PLAINS RESOURCES INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     JUNE 30,         DECEMBER 31,
                                                                       2003               2002
                                                                  ---------------   ---------------
                                  ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                   $         1,778   $        8,807
        Accounts receivable - Plains All American
          Pipeline, L.P.                                                    2,938                -
        Other accounts receivable                                              41            1,589
        Inventory                                                           1,788            2,305
        Other current assets                                                1,645            1,515
                                                                  ---------------   --------------
                                                                            8,190           14,216
                                                                  ---------------   --------------
PROPERTY AND EQUIPMENT, AT COST
      Oil and gas properties - full cost method
        Subject to amortization                                           352,062          349,517
      Other property and equipment                                             27               27
                                                                  ---------------   --------------
                                                                          352,089          349,544

      Less allowance for depreciation,
        depletion and amortization                                       (298,403)        (299,214)
                                                                  ---------------   --------------
                                                                           53,686           50,330
                                                                  ---------------   --------------
INVESTMENT IN PLAINS ALL AMERICAN PIPELINE, L.P.                           82,202           70,042
                                                                  ---------------   --------------
OTHER ASSETS
      Deferred income taxes                                                 8,460           16,957
      Other                                                                10,294            9,867
                                                                  ---------------   --------------
                                                                           18,754           26,824
                                                                  ---------------   --------------
                                                                  $       162,832   $      161,412
                                                                  ===============   ==============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                            $         1,327   $        1,361
      Taxes payable                                                         2,881            1,878
      Current maturities of long-term debt                                 20,000           18,000
      Other current liabilities                                             5,161            4,948
                                                                  ---------------   --------------
                                                                           29,369           26,187
                                                                  ---------------   --------------
LONG-TERM BANK DEBT                                                        40,000           27,000
                                                                  ---------------   --------------
ASSET RETIREMENT OBLIGATION                                                 1,957                -
                                                                  ---------------   --------------
OTHER LONG-TERM LIABILITIES                                                 2,937            2,716
                                                                  ---------------   --------------
STOCKHOLDERS' EQUITY
      Series D cumulative convertible preferred stock                           -           23,300
      Common stock                                                          2,823            2,806
      Additional paid-in capital                                          275,781          273,162
      Retained earnings (deficit)                                         (96,066)        (103,882)
      Accumulated other comprehensive income                                2,023           (2,862)
      Treasury stock, at cost                                             (95,992)         (87,015)
                                                                  ---------------   --------------
                                                                           88,569          105,509
                                                                  ---------------   --------------
                                                                  $       162,832   $      161,412
                                                                  ===============   ==============

                 See notes to consolidated financial statements.

                              PLAINS RESOURCES INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                              ------------------------------   ----------------------------
REVENUES                                                           2003             2002            2003           2002
                                                              --------------    ------------   -------------   ------------
  Oil sales to Plains All American
    Pipeline, L.P.                                            $        4,347    $      4,787   $      11,624   $      8,966
  Hedging                                                                  -            (128)           (307)          (251)
                                                              --------------    ------------   -------------
                                                                       4,347           4,659          11,317          8,715
                                                              --------------    ------------   -------------   ------------
COSTS AND EXPENSES
  Production expenses                                                  1,520           1,304           3,378          2,697
  Production and ad valorem taxes                                        233             125             637            228
  Oil transportation expenses                                            910             891           2,028          1,830
  General and administrative                                           1,595           1,708           3,407          3,375
  Depreciation, depletion and amortization                             1,028           1,168           2,433          2,327
  Accretion of asset retirement obligation                                57               -             113              -
  Other operating expenses                                               137               -             137              -
                                                              --------------    ------------   -------------   ------------
                                                                       5,480           5,196          12,133         10,457
                                                              --------------    ------------   -------------   ------------
OTHER INCOME (EXPENSE)
  Equity in earnings of Plains All American Pipeline, L.P.             5,397           5,256          11,722          9,606
  Gain on Plains All American Pipeline, L.P. unit offering                 -               -           6,108              -
  Gain (loss) on derivatives
    Change in fair value                                              (1,299)              -            (633)             -
    Cash settlements                                                    (382)              -          (1,114)             -
  Interest expense                                                      (508)         (1,790)         (1,009)         (3,477)
  Interest and other income                                               31               8             106              27
                                                              --------------    ------------   -------------   ------------
                                                                       3,239           3,474          15,180          6,156
                                                              --------------    ------------   -------------   ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  2,106           2,937          14,364          4,414
  Income tax benefit (expense)
    Current                                                             (210)           (363)         (2,601)         2,405
    Deferred                                                            (800)         (1,118)         (4,276)        (4,631)
                                                              --------------    ------------   -------------   ------------
INCOME FROM CONTINUING OPERATIONS                                      1,096           1,456           7,487          2,188
  Income from discontinued operations, net of tax                          -           8,218               -         14,082
                                                              --------------    ------------   -------------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   1,096           9,674           7,487         16,270
  Cumulative effect of accounting change, net of tax                       -               -             933              -
                                                              --------------    ------------   -------------   ------------
NET INCOME                                                             1,096           9,674           8,420         16,270
  Preferred dividends                                                   (253)           (350)           (603)          (700)
                                                              --------------    ------------   -------------   ------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS                        $         843    $      9,324   $       7,817   $     15,570
                                                              ==============    ============   =============   ============
EARNINGS PER SHARE (IN DOLLARS)
  Basic
    Income from continuing operations                          $        0.04    $       0.05   $        0.29    $      0.06
    Discontinued operations                                                -            0.34               -           0.60
    Change in accounting policy                                            -               -            0.04              -
                                                              --------------    ------------   -------------   ------------
                                                              $         0.04    $       0.39   $        0.33   $       0.66
                                                              ==============    ============   =============   ============
  Diluted
    Income from continuing operations                         $         0.04    $       0.04   $        0.28   $       0.06

    Discontinued operations                                                -            0.33               -           0.58
    Change in accounting policy                                            -               -            0.04              -
                                                              --------------    ------------   -------------   ------------
                                                              $         0.04    $       0.37   $        0.32   $       0.64
                                                              ==============    ============   =============   ============
Weighted average shares outstanding
    Basic                                                             23,475          23,883          23,727         23,759
    Diluted                                                           25,151          24,585          24,172         24,373

                 See notes to consolidated financial statements.

                              PLAINS RESOURCES INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                     -----------------------------
                                                                         2003             2002
                                                                     -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $     8,420      $     16,270
Items not affecting cash flows from continuing operating activities
  Income from discontinued operations, net of tax                              -           (14,082)
    Depreciation, depletion and amortization                               2,433             2,327
    Accretion of asset retirement obligation                                 113                 -
    Equity in earnings of Plains All American Pipeline, L.P.             (11,722)           (9,606)
    Gain on Plains All American Pipeline, L.P. unit offering              (6,108)                -
    Distributions received from Plains All American Pipeline, L.P.        15,298            14,140
    Deferred income taxes                                                  4,276             4,631
    Cumulative effect of adoption of SFAS 143, net of tax                   (933)                -
    Change in derivative fair value                                          633                 -
    Noncash compensation expense                                           1,307                 -
    Other noncash items                                                      147               721
Change in assets and liabilities from operating activities                (1,602)            2,768
                                                                     -----------      ------------
Net cash provided by (used in) continuing activities                      12,262            17,169
Net cash provided by (used in) discontinued activities                         -            19,776
                                                                     -----------      ------------
Net cash provided by (used in) operating activities                       12,262            36,945
                                                                     -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties                                       (1,494)           (4,720)
Additions to other property and equipment                                     -                (31)
Investment in Plains All American Pipeline, L.P.                            (589)                -
                                                                     -----------      ------------
Net cash provided by (used in) continuing activities                      (2,083)           (4,751)
Net cash provided by (used in) discontinued activities                         -           (42,358)
                                                                     -----------      ------------
Net cash provided by (used in) investing activities                       (2,083)          (47,109)
                                                                     -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in credit facility                                             15,000             6,000
Proceeds from exercise of stock options                                    1,382             4,411
Retirement of Series D preferred stock                                   (23,300)                -
Treasury stock purchases                                                  (8,977)                -
Costs incurred in connection with financing arrangements                    (710)                -
Preferred stock dividends                                                   (603)             (350)
                                                                     -----------      ------------
Net cash provided by (used in) continuing activities                     (17,208)           10,061
Net cash provided by (used in) discontinued activities                         -                 -
                                                                     -----------      ------------
Net cash provided by (used in) financing activities                      (17,208)           10,061
                                                                     -----------      ------------
Net increase (decrease) in cash and cash equivalents                      (7,029)             (103)
Cash and cash equivalents, beginning of period                             8,807             1,179
                                                                     -----------      ------------
Cash and cash equivalents, end of period                             $     1,778      $      1,076
                                                                     ===========      ============

                 See notes to consolidated financial statements

                              PLAINS RESOURCES INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        JUNE 30,                                JUNE 30,
                                                --------------------------              ------------------------
                                                    2003          2002                      2003        2002
                                                ------------  ------------              -----------  -----------
NET INCOME                                      $      1,096  $      9,674              $     8,420  $    16,270
                                                ------------  ------------              -----------  -----------
OTHER COMPREHENSIVE INCOME (LOSS):
  From continuing operations:
    Commodity hedging contracts, net of tax:
          Change in fair value                             -           145                     (956)        (597)

          Reclassification adjustment for
            settled contracts                            317             -                      785          (10)

    Interest rate swap, net of tax                         -          (105)                       -          (75)
    Equity in other comprehensive income
      changes of Plains All American
      Pipeline, L.P. , net of tax                      2,082         2,451                    5,056        2,004
                                                ------------  ------------              -----------  -----------
                                                       2,399         2,491                    4,885        1,322
  From discontinued operations                             -        (1,861)                       -      (25,039)
                                                ------------  ------------              -----------  -----------
                                                       2,399           630                    4,885      (23,717)
                                                ------------  ------------              -----------  -----------
COMPREHENSIVE INCOME                            $      3,495  $   $ 10,304              $    13,305  $    (7,447)
                                                ============  ============              ===========  ===========

                See notes to consolidated financial statements.

                              PLAINS RESOURCES INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                          JUNE 30, 2003
                                                    ----------------------------------------------------------
                                                             SHARES                        AMOUNT
                                                    --------------------------  ------------------------------
SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Balance, beginning of period                                         46,600                        $ 23,300
  Shares retired                                                      (46,600)                        (23,300)
                                                    --------------------------  ------------------------------
  Balance, end of period                                                    -                               -
                                                    ==========================  ------------------------------
COMMON STOCK
  Balance, beginning of period                                         28,048                           2,806
  Common stock issued upon exercise of
     stock options and other                                              173                              17
                                                    --------------------------  ------------------------------
  Balance, end of period                                               28,221                           2,823
                                                    ==========================  ------------------------------
ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of period                                                                        273,162
  Common stock issued upon exercise of
     stock options and other                                                                            2,619
                                                                                ------------------------------
  Balance, end of period                                                                              275,781
                                                                                ------------------------------
RETAINED EARNINGS (DEFICIT)
  Balance, beginning of period                                                                       (103,882)
  Net income                                                                                            8,419
  Preferred stock dividends                                                                              (603)
                                                                                ------------------------------
  Balance, end of period                                                                              (96,066)
                                                                                ------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of period                                                                         (2,862)
  Other comprehensive income                                                                            4,885
                                                                                ------------------------------
  Balance, end of period                                                                                2,023
                                                                                ------------------------------
TREASURY STOCK
  Balance, beginning of period                                          3,854                         (87,015)
  Purchase of treasury shares                                             820                          (8,977)
                                                    --------------------------  ------------------------------
  Balance, end of period                                                4,674                         (95,992)
                                                    ==========================  ------------------------------
TOTAL                                                                                                $ 88,569
                                                                                ==============================

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

    These consolidated financial statements and related notes present our consolidated financial position as of June 30, 2003 and December 31, 2002, the results of our operations for the three months and six months ended June 30, 2003 and 2002, our cash flows, comprehensive income and the changes in our stockholders' equity for the six months ended June 30, 2003. The results for the six months ended June 30, 2003, are not necessarily indicative of the final results to be expected for the full year. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

    On December 18, 2002 we distributed 100 percent of the common shares of Plains Exploration & Production Company ("PXP"), our wholly-owned subsidiary that owned oil and gas properties offshore and onshore California and in Illinois, to our stockholders (the "spin-off"). As a result of the spin-off, the historical results of the operations of PXP are reflected in our financial statements as "discontinued operations". In connection with the spin-off we entered into certain agreements with PXP, see Note 8.

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

    At January 1, 2003 the present value of our future Asset Retirement Obligation for oil and gas properties and equipment was $2.6 million. The cumulative effect of our adoption of SFAS No. 143 and the change in accounting principle resulted in an increase in income in 2003 of $0.9 million (reflecting a $2.8 million decrease in accumulated DD&A, partially offset by $1.3 million in accretion expense, and $0.6 million deferred income tax expense). We recorded a liability of $2.6 million and an asset of $1.2 million in connection with the adoption of SFAS 143. Adopting SFAS No. 143 does not effect our cash flows.

    The following table illustrates the changes in our asset retirement obligation during the period (in thousands):

                                                              SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------------
                                                             2003                  2002
                                                         ------------          ------------
                                                                                 Pro forma
Asset retirement obligation - beginning of period        $      2,556          $      2,403
Accretion expense                                                 113                   107
Asset retirement costs incurred                                  (174)                    -
                                                         ------------          ------------
Asset retirement obligation - end of period              $      2,495(1)       $      2,510
                                                         ============          ============

    (1) $538 included in other current liabilities

    On a pro forma basis the effect of the adoption of SFAS 143 on our income from continuing operations, our net income and our earnings per share for the three months and six months ended June 30, 2002 is not material.

    Inventory. Our oil inventory is stated at the lower of cost to produce or market value. Materials and supplies inventory is carried at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

                                   JUNE 30,    DECEMBER 31,
                                     2003          2002
                                 ---------      ---------
  Oil                            $   1,202      $   1,482
  Materials and supplies               586            823
                                 ---------      ---------
                                 $   1,788          2,305
                                 =========      =========



    Other Assets.  Other assets consists of the following (in thousands):


                                   JUNE 30,    DECEMBER 31,
                                     2003          2002
                                 ---------      ---------
Restricted cash                  $   5,027      $   5,000
Debt issue costs, net                1,115            612
Receivable from PXP                  3,202          3,202
Other                                  950          1,053
                                 ---------      ---------
                                 $  10,294      $   9,867
                                 =========      =========


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

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   ---------------------------- ----------------------------
                                                            JUNE 30,                     JUNE 30,
                                                   ---------------------------- ----------------------------
                                                       2003          2002           2003          2002
                                                   ---------     -----------    -----------      -----------
Income available to common stockholders,
  as reported                                      $     843     $     9,324    $     7,817      $    15,570

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                             346             114            697              313

Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                    (662)           (270)        (1,477)            (691)
                                                   ---------     -----------    -----------      -----------
Pro forma net income                               $     527     $     9,168    $     7,037      $    15,192
                                                   =========     ===========    ===========      ===========
Earnings per share:
  Basic-as reported                                $    0.04     $      0.39    $      0.33      $      0.66
                                                   =========     ===========    ===========      ===========
  Basic-pro forma                                  $    0.02     $      0.38    $      0.30      $      0.64
                                                   =========     ===========    ===========      ===========
  Diluted-as reported                              $    0.04     $      0.37    $      0.32      $      0.64
                                                   =========     ===========    ===========      ===========
  Diluted-pro forma                                $    0.02     $      0.37    $      0.29      $      0.62
                                                   =========     ===========    ===========      ===========

    The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002: risk-free interest rate of 3.0%; a volatility factor of the expected market price of our common stock of 0.33; no expected dividends; and weighted average expected option life of 4.4 years. No options were granted during the six months ended June 30, 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    Recent Accounting Pronouncements. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") on April 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS
No. 149 will have no effect on either our financial position or results of operations.

    In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have an impact on our financial statements.

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

    At June 30, 2003, our aggregate 24% ownership in PAA consisted of: (i) a 44% ownership interest in the 2% general partner interest and incentive distribution rights, (ii) 45%, or approximately 4.5 million, of the subordinated units and
(iii) 19%, or approximately 7.9 million, of the common units (including approximately 1.3 million Class B common units).

PAA FINANCIAL STATEMENT INFORMATION

    The following table presents summarized financial statement information of PAA (in thousands of dollars):

                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                        --------------------------------- ----------------------------------
                                             2003             2002              2003             2002
                                        --------------------------------- ----------------------------------
Revenues                                $   2,709,189   $   1,985,347     $   5,991,097    $   3,530,670
Cost of sales and operations                2,653,884       1,943,640         5,878,240        3,450,575
Gross margin, excluding depreciation           55,305          41,707           112,857           80,095
Operating income                               31,839          23,411            65,448           44,074
Net income                                     23,398          16,951            47,749           31,232

                                                            JUNE 30,        DECEMBER 31,
                                                              2003              2002
                                                        ---------------    --------------
Current assets                                          $       497,120    $      602,935
Property and equipment, net                                   1,070,339           952,753
Other assets                                                    142,962           110,887
Total assets                                                  1,710,421         1,666,575
Current liabilities                                             560,924           637,249
Long-term debt                                                  526,495           509,736
Other long-term liabilities                                      22,207             7,980
Partners' capital                                               600,795           511,610
Total liabilities and partners' capital                       1,710,421         1,666,575

NOTE 3 -- DISCONTINUED OPERATIONS

    The results of operations of PXP, which have been reclassified as discontinued operations for the three months and six months ended June 30, 2002, are summarized as follows (in thousands):

                                          THREE MONTHS       SIX MONTHS
                                             ENDED              ENDED
                                         JUNE 30, 2002     JUNE 30, 2002
                                         -------------     -------------
Revenues                                 $     45,140      $     85,813
Costs and expenses                            (26,943)          (53,315)
                                         ------------      ------------
Income from operations                         18,197            32,498
Other income (expense)                         (4,708)           (9,382)
                                         ------------      ------------
Income before income taxes                     13,489            23,116
Income tax expense                             (5,271)           (9,034)
                                         ------------      ------------
Income from discontinued operations      $      8,218      $     14,082
                                         ============      ============

NOTE 4 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    We have entered into various derivative instruments to reduce our exposure to fluctuations in the market price of oil. The derivative instruments consist primarily of oil swap and option contracts entered into with financial institutions. Derivative instruments are accounted for in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137, SFAS 138 and SFAS 149, or SFAS 133. All derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income ("OCI"), a component of our stockholders' equity, to the extent the hedge is effective. Gains and losses on oil hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in oil revenues in the period that the related volumes are delivered.

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

    In the first quarter of 2003, the NYMEX oil price and the price we received for our Florida oil production did not correlate closely enough for the hedges to qualify for hedge accounting. As a result, we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of the hedges in earnings prospectively from that date. In the first six months of 2003 we recorded a $0.6 million loss for the decrease in the fair value of our derivatives and recognized a $1.4 million loss on cash settlements of such derivatives. Cash settlements of $0.3 million for January 2003 are reflected as a reduction of revenues.

    At June 30, 2003 Accumulated OCI consisted of unrealized losses of $0.8 million ($0.4 million, net of tax) on our oil hedging instruments, $0.5 million ($0.3 million, net of tax) related to pension liabilities and an unrealized gain of $5.3 million ($2.7 million, net of tax) related to our equity in the OCI gains of PAA. At June 30, 2003, the liability related to our open oil hedging instruments was included in current liabilities ($1.2 million), other long-term liabilities ($0.2 million), and deferred income taxes (a tax benefit of $0.4 million).

    During the first six months of 2002 oil sales revenues were reduced by $0.3 million for non-cash expense related to the amortization of option premiums. As of June 30, 2003, $0.8 million ($0.4 million, net of tax) of deferred net losses on our oil derivative instruments recorded in OCI are expected to be reclassified to earnings during the following twelve months.

    At June 30, 2003 we had the following open oil derivative positions:

                                              BARRELS PER DAY
                                          -------------------------
                                              2003        2004
                                          -------------------------
             Swaps

                 Average price $26.10/bbl     1,500           -

                 Average price $24.07/bbl         -       1,000


    Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net price per barrel.

NOTE 5 -- LONG-TERM DEBT AND CREDIT FACILITIES

SECURED TERM LOAN FACILITY

    In June 2003 we restructured our secured term loan facility with a group of banks. The restructured $60.0 million term loan is repayable in twelve quarterly installments of $5.0 million commencing in August 2003 with a final maturity of May 31, 2006. Amounts outstanding under the term loan bear an annual interest rate, at our election, equal to either the Base Rate (as defined in the agreement) plus 1.5%, or LIBOR plus 3%. The term loan requires that we maintain $5.0 million on deposit in a debt service reserve account with one of the lending banks. At June 30, 2003 $60.0 million was outstanding under the secured term loan facility. Our average borrowing rate for the six months ended June 30, 2003 was 4.4% (4.3% at June 30, 2003).

    To secure the term loan, we pledged 100% of the shares of stock of our subsidiaries and pledged 5.2 million of our PAA common units. To the extent that the outstanding principal under the term loan exceeds the balance in the debt service reserve account plus 50% of the fair market value of the pledged common units, we are required to repay the excess. The fair market value of the pledged units is determined based on the closing price of PAA common units as reported on the New York Stock Exchange.

    The term loan contains covenants that limit our ability, as well as the ability of our subsidiaries, to incur additional debt, make investments, create liens, enter into leases, sell assets, change the nature of our business or operations, guarantee other indebtedness, enter into certain types of hedge agreements, enter into take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, if an event of default exists, the term loan prohibits us from paying dividends or repurchasing or redeeming shares of any class of capital stock. The term loan requires us to maintain a minimum consolidated tangible net worth (as defined) and a consolidated debt service coverage ratio (as defined in the agreement) of 1.0 to 1.0. At June 30, 2003 we were in compliance with the covenants contained in the term loan facility.

NOTE 6 -- EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations before the cumulative effect of accounting changes for the three months and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------- ------------------------------------------
                                                   2003                 2002                   2003                 2002
                                           ------------------------------------------- ------------------------------------------
                                             BASIC    DILUTED     BASIC     DILUTED      BASIC    DILUTED     BASIC     DILUTED
                                           ------------------------------------------- ------------------------------------------
Income from continuing operations           $ 1,096   $ 1,096    $  1,456   $  1,456  $  7,487   $  7,487   $  2,188   $  2,188
Preferred dividends                            (253)     (253)       (350)      (350)     (603)      (603)      (700)      (700)
                                            -------   -------    --------   --------  --------   --------   --------   --------
Income from continuing operations
     available to common stockholders           843       843       1,106      1,106     6,884      6,884      1,488      1,488

Income from discontinued operations,
     net of tax                                   -         -       8,218      8,218         -          -     14,082     14,082

Effect of accounting changes, net of tax          -         -           -          -       933        933          -
                                            -------   -------    --------   --------  --------   --------   --------   --------
Income available to common stockholders     $   843   $   843    $  9,324   $  9,324  $  7,817   $  7,817   $ 15,570   $ 15,570
                                            =======   =======    ========   ========  ========   ========   ========   ========
Weighted average number of shares of
     common stock outstanding                23,475    23,475      23,883     23,883    23,727     23,727     23,759     23,759

Effect of dilutive securities
     Convertible preferred stock                  -     1,176           -          -         -          -          -          -
     Stock options and restricted stock           -       500           -        702         -        445          -        614
                                            -------   -------    --------   --------  --------   --------   --------   --------
Weighted average common shares,
     including dilutive effect               23,475    25,151      23,883     24,585    23,727     24,172     23,759     24,373
                                            =======   =======    ========   ========  ========   ========   ========   ========
Earnings per share
     Continuing operations                  $  0.04   $  0.04    $   0.05   $   0.04  $   0.29   $   0.28   $   0.06       0.06
     Discontinued operations                      -         -        0.34       0.33         -          -       0.60       0.58
     Effect of accounting changes                 -         -           -          -      0.04       0.04          -
                                            -------   -------    --------   --------  --------   --------   --------   --------
     Income available to common
       stockholders                         $  0.04   $  0.04    $   0.39   $   0.37  $   0.33   $   0.32   $   0.66   $   0.64
                                            =======   =======    ========   ========  ========   ========   ========   ========

    In the six months ended June 30, 2003 and the three months and six months ended June 30, 2002 our cumulative convertible preferred stock was not included in the computation of diluted earnings per share because the effect was antidilutive.

NOTE 7 -- STOCKHOLDERS' EQUITY

    In June 2003 we paid $23.3 million to retire the 46,600 outstanding shares of our Series D Cumulative Convertible Preferred Stock, or Series D Preferred. The Series D Preferred was convertible into 1,671,416 shares of common stock at a price of $13.94 per share and paid an annual dividend of $30.00 per share.

    Our Board of Directors has authorized the repurchase of up to eight million shares of our common stock. Through December 31, 2002, we had repurchased a total of 4.1 million shares at a total cost of approximately $91.3 million. In the first six months of 2003 we have repurchased an additional 0.8 million shares at a total cost of $9.0 million.

NOTE 8 -- RELATED PARTY TRANSACTIONS

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

    In addition, the general partner of PAA is owned as follows:


        Plains Resources                            44.00%
        Sable Investments, L.P.                     20.00%
        Kafu Holdings, L.P.                         16.42%
        E-Holdings, L.P.                             9.00%
        Others                                      10.58%
                                           ---------------
                                                    100.00%
                                           ===============


    Also, each of we, Sable Investments, Kafu Holdings, and E-Holdings may appoint one member of the Plains All American GP LLC board of directors.

VALUE ASSURANCE AGREEMENTS

    We entered into value assurance agreements with Sable Investments, Kafu Holdings, E-Holdings and other parties with respect to the 5.2 million subordinated units they acquired from us in our June 2001 strategic restructuring. The value assurance agreements require us to pay to them an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. The value assurance agreements will expire upon the earlier of the conversion of the subordinated units to common units, or June 8, 2006.

OIL MARKETING AGREEMENT

    PAA is the exclusive marketer/purchaser for all of our equity oil production. The marketing agreement provides that PAA will purchase for resale at market prices all of our equity oil production for which PAA charges a fee of $0.20 per barrel. For the six months ended June 30, 2003 and 2002, sales of oil to PAA under the agreement totalled approximately $13.7 million and $10.4 million, respectively, including the royalty share of production. For the six months ended June 30, 2003 and 2002, PAA charged us $0.1 million in each period in marketing fees.

    We are currently negotiating a new marketing agreement with PAA to, among other things, add a definitive term to the agreement and provide that PAA will use its reasonable best efforts to obtain the best price for our oil production.

AGREEMENTS WITH PXP

    In connection with the reorganization and the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the six months ended June 30, 2003 PXP billed us $272,000 for services provided to us under these agreements and we billed PXP $86,000 for services we provided under these agreements.

OTHER

    From time to time we charter private aircraft from Gulf Coast Aviation Inc. ("Gulf Coast"), which is not affiliated with us or our employees. On certain occasions, the aircraft that Gulf Coast charters is owned by our Chairman of the Board. In the six months ended June 30, 2003 and 2002 we paid Gulf Coast $10,000 and $214,000, respectively, for aircraft chartering services provided by Gulf Coast using an aircraft owned by our Chairman. The charters were arranged through arms-length dealings with Gulf Coast and the rates were market based.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 10 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Selected cash payments and noncash activities were as follows (in thousands):

                                                                THREE MONTHS                 SIX MONTHS
                                                                ENDED JUNE 30,              ENDED JUNE 30,
                                                           ---------------------       -----------------------
                                                             2003         2002           2003           2002
                                                           --------     --------       --------      ---------
Cash paid for interest                                     $    440     $    456       $    884      $  14,893
                                                           --------     --------       --------      ---------
Cash paid for taxes                                        $    867     $    528       $  1,532      $   3,272
                                                           ========     ========       ========      =========
Noncash sources of investing and financing activities:
  Tax benefit from exercise of employee stock options      $      3     $  1,191       $    118      $   1,736
                                                           ========     ========       ========      =========

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

    We are an independent energy company. We are principally engaged in the "midstream" activities of marketing, gathering, transporting, terminalling, and storage of oil through our equity ownership in Plains All American Pipeline, L.P., or PAA. PAA is a publicly traded master limited partnership actively engaged in the midstream energy markets. As of June 30, 2003 we owned 44% of the general partner of PAA and 12.4 million limited partner units of PAA, which represented approximately 24% aggregate ownership interest in PAA. We also participate in the "upstream" activities of acquiring, exploiting, developing, exploring for and producing oil through our wholly-owned subsidiary, Calumet Florida L.L.C., which has producing properties in the Sunniland Trend in south Florida.

    The book value of our investment in PAA represents 50% of our total assets as of June 30, 2003 and the book value of our Florida oil properties represents 33%. As of December 31, 2002, the present value of our proved oil reserves was approximately $87.9 million. We own 6.6 million common units, 1.3 million Class B common units and 4.5 million subordinated units of PAA. The closing price of publicly traded PAA common units, as reported on the New York Stock Exchange, was $31.48 on June 30, 2003. The Class B common units and the subordinated units are not publicly traded but do receive cash distributions from PAA. PAA's partnership agreement contains provisions which, upon the occurrence of certain future events, will result in the conversion of the subordinated units to common units. During the first six months of 2003 we had oil revenues of $11.3 million and distributions received from PAA attributable to our general and limited partner interests totaled $15.3 million. PAA's financial performance directly impacts our financial performance and the market value performance of PAA's limited partner interests directly impacts the value of our assets. As a result, we encourage you to review PAA's SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2002 and it Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, to review and assess, among other things, PAA's financial performance and financial condition, PAA's business, operations, and competition, and risk factors associated with PAA's business.

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

    Our oil production expenses include salaries and benefits of personnel involved in production activities, electric costs, maintenance costs, and other costs necessary to operate our producing properties. Depletion of capitalized costs of producing oil and gas properties is provided using the units of production method based upon proved reserves. For the purposes of computing depletion, proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary. General and administrative expenses consist primarily of salaries and related benefits of administrative personnel, office rent, systems costs and other administrative costs.

MIDSTREAM OPERATIONS

    We account for our investment in PAA using the equity method of accounting. We record equity in earnings of PAA based on our aggregate ownership interest, as adjusted for general partner incentive distributions. Equity in earnings for our general partner interest is based on our 44% share of 2% of PAA's net income plus the amount of the general partner incentive distribution. Equity in earnings for our limited partner units is based on our ownership percentage of limited partner units (24% at June 30, 2003) multiplied by 98% of PAA's net income less the general partner incentive distribution. Increased earnings attributable to the general partner incentive distributions will be somewhat offset because of our ownership of limited partner units. Cash distributions received from PAA are not reflected in earnings, but reduce our investment in PAA.

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

RESULTS OF OPERATIONS

    The following table reflects the components of our oil revenues from continuing operations and sets forth our revenues and costs and expenses from continuing operations on a BOE basis:

                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                       ----------------------------     -------------------------
                                          2003             2002            2003           2002
                                       -----------      -----------     ----------     ----------
Production (MBbls)
                                           206              230             438             477
Sales (MBbls)
                                           203              202             479             418

Average NYMEX price per bbl            $ 28.91          $ 26.27         $ 31.32         $ 24.02
Hedging and derivative cash
 settlements                             (1.88)           (0.63)          (2.97)          (0.60)
Differential                             (7.50)           (2.58)          (7.05)          (2.57)
                                       -------          -------         -------         -------
Average realized price per bbl           19.53            23.06           21.30           20.85
Production expenses per bbl              (7.49)           (6.46)          (7.05)          (6.45)
Production and ad valorem taxes per bbl  (1.15)           (0.62)          (1.33)          (0.55)
Oil transportation expenses per bbl      (4.48)           (4.41)          (4.23)          (4.38)
                                       -------          -------         -------         -------
Gross margin per bbl                   $  6.41          $ 11.57         $  8.69         $  9.47
                                       =======          =======         =======         =======
DD&A per bbl (oil & gas properties)    $  4.68          $  4.02         $  4.68         $  3.87

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED
JUNE 30, 2002

    We reported net income of $1.1 million for the second quarter of 2003 compared to income from continuing operations of $1.5 million for the second quarter of 2002. Including income from discontinued operations we reported net income of $9.7 million in the second quarter of 2002.

    Oil revenues. Our oil revenues, excluding the effect of hedging, decreased 10%, or $0.5 million, from $4.8 million for the second quarter of 2002 to $4.3 million for the second quarter of 2003. The decrease was due to lower realized prices.

    We reported sales volumes from our Florida properties of 203 MBbls in 2003 compared to 202 MBbls in 2002. In accordance with SEC Staff Accounting Bulletin 101 we reflect revenue from oil production in the period it is sold as opposed to when it is produced. Oil volumes decreased 10% on an "as produced" basis, with production volumes of 206 MBbls in 2003 compared to 230 MBbls in 2002. The location of our Florida properties and the timing of the barges that transport the oil to market cause reported sales volumes to differ from production volumes. Actual timing of sales volumes is difficult to predict. In addition, our Florida properties consist of a relatively low number of higher volume wells and downtime due to equipment failures and other operational issues can cause production from this area to be volatile.

    Our average realized price for oil decreased 15%, or $3.53, to $19.53 per Bbl for the second quarter of 2003 from $23.06 per Bbl for the second quarter of 2002. The decrease primarily reflects an increase in the differential to the NYMEX oil price which averaged $7.50 per Bbl in the second quarter of 2003 compared to $2.58 per Bbl in the second quarter of 2002. The NYMEX oil price averaged $28.91 per Bbl in 2003 versus $26.27 per Bbl in 2002. Hedging and derivatives had the effect of decreasing our average price per Bbl by $1.88 in 2003 and $0.63 in 2002.

    Production expenses. Our production expenses increased 15%, or $0.2 million, to $1.5 million ($7.49 per Bbl) for the second quarter of 2003 from $1.3 million ($6.46 per Bbl) for the second quarter of 2002. The increase is primarily attributable to increased fuel and electricity costs.

    Production and ad valorem taxes. Our production and ad valorem taxes increased 100%, or $0.1 million, to $0.2 million for the second quarter of 2003 from $0.1 million for the second quarter of 2002 primarily due to the expiration of severance tax exemptions for several wells in the second quarter of 2002. Unit production and ad valorem taxes for 2003 were $1.15 per Bbl compared to $0.62 per Bbl in 2002.

    Depreciation, depletion and amortization. Our depreciation, depletion and amortization, or DD&A expense decreased 17%, or $0.2 million, to $1.0 million for the second quarter of 2003 from $1.2 million for the second quarter of 2002. The decrease is due to a decrease in the per unit DD&A rate ($4.68 per Bbl in 2003 versus $4.02 per Bbl in 2002).

    Accretion of asset retirement obligation. Accretion expense for the second quarter of 2003 was $0.1 million. Accretion expense represents the adjustment of our asset retirement obligation to its present value at the end of the period based on our credit adjusted risk free rate.

    Other operating expenses. Other operating expenses include a $0.1 million loss on the disposition of materials and supplies inventory.

    Equity in earnings of Plains All American Pipeline, L.P. Our equity in earnings of PAA increased $0.1 million to $5.4 million for the second quarter of 2003 from $5.3 million for the second quarter of 2002. PAA reported net income of $23.4 million in the second quarter of 2003 compared to $17.0 million in the second quarter of 2002. Our ownership interest in PAA was 24% at June 30, 2003 and 29% at June 30, 2002.

    Gain (loss) on derivatives. As previously discussed, we were required to discontinue hedge accounting effective February 1, 2003. As a result, in the second quarter of 2003 we recorded a $1.3 million loss reflecting the decrease in the fair value of our derivatives and recognized a $0.4 million loss on cash settlements of such derivatives.

    Interest expense. Our interest expense decreased $1.3 million, to $0.5 million for the second quarter of 2003 from $1.8 million for the second quarter of 2002, primarily reflecting lower outstanding debt.

    Income tax expense. Our income tax expense decreased $0.5 million to $1.0 million for the second quarter of 2003 from $1.5 million for the second quarter of 2003. The decrease was due to lower pre-tax income from continuing operations and a lower effective tax rate. Our effective tax rate was 47.9% in the second quarter of 2003 compared to 50.4% in the second quarter of 2002.

    Our effective tax rate reflects the Canadian taxes attributable to our share of PAA's earnings related to their Canadian operations. For U.S. federal income tax purposes, we utilize net operating loss carryforwards, or NOLs, to reduce our currently payable taxes. As a result, we receive a deduction rather than a credit for Canadian income taxes.

    Income from discontinued operations. Income from discontinued operations of $8.2 million in the second quarter of 2002 reflects the net after tax earnings of PXP, which was spun off in the fourth quarter of 2002.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

    We reported net income of $8.4 million for the first six months of 2003 compared to income from continuing operations of $2.2 million for the first six months of 2002. Including income from discontinued operations we reported net income of $16.3 million in the first six months of 2002.

    Oil revenues. Our oil revenues, excluding the effect of hedging, increased 29%, or $2.6 million, from $9.0 million for the first half of 2002 to $11.6 million for the first half of 2003. The increase was primarily due to higher sales volumes that increased revenues by $1.5 million and higher realized prices that increased revenues by $1.1 million.

    We reported sales volumes from our Florida properties of 479 MBbls in 2003 compared to 418 MBbls in 2002. In accordance with SEC Staff Accounting Bulletin 101 we reflect revenue from oil production in the period it is sold as opposed to when it is produced. Oil volumes decreased 8% on an "as produced" basis, with production volumes of 438 MBbls in 2003 compared to 477 MBbls in 2002.

    Our average realized price for oil increased 2%, or $0.45, to $21.30 per Bbl for the first half of 2003 from $20.85 per Bbl for the first half of 2002. The increase primarily reflects an improvement in the NYMEX oil price, which averaged $31.32 per Bbl in 2003 versus $24.02 per Bbl in 2002, offset by an increase in the average differential for location and quality from $2.57 per Bbl in 2002 to $7.05 per Bbl in 2003. Hedging and derivatives had the effect of decreasing our average price per Bbl by $2.97 in 2003 and $0.60 in 2002.

    Production expenses. Our production expenses increased 26%, or $0.7 million, to $3.4 million ($7.05 per Bbl) for the first half of 2003 from $2.7 million ($6.45 per Bbl) for the first half of 2002. The per Bbl increase is primarily attributable to increased fuel and electricity costs.

    Production and ad valorem taxes. Our production and ad valorem taxes increased 200%, or $0.4 million, to $0.6 million for the first half of 2003 from $0.2 million for the first half of 2002 primarily due to increased sales prices and the expiration of severance tax exemptions for several wells in the second quarter of 2002. Unit production and ad valorem taxes for 2003 were $1.33 per Bbl compared to $0.55 per Bbl in 2002.

    Oil transportation expenses. Oil transportation expenses increased 11%, or $0.2 million, from $1.8 million in the first half of 2002 to $2.0 million in the first half of 2003. On a per Bbl basis, oil transportation expenses decreased from $4.38 per Bbl in 2002 to $4.23 per Bbl in 2003.

    Accretion of asset retirement obligation. Accretion expense for the first half of 2003 was $0.1 million. Accretion expense represents the adjustment of our asset retirement obligation to its present value at the end of the period based on our credit adjusted risk free rate.

    Other operating expenses. Other operating expenses include $0.1 million loss on the disposition of materials and supplies inventory.

    Equity in earnings of Plains All American Pipeline, L.P. Our equity in earnings of PAA increased $2.1 million to $11.7 million for the first half of 2003 from $9.6 million for the first half of 2002. PAA reported net income of $47.7 million in the first half of 2003 compared to $31.2 million in the first half of 2002. Our ownership interest in PAA was 24% at June 30, 2003 and 29% at June 30, 2002.

    Gain on Plains All American Pipeline, L.P. unit offerings. In the first half of 2003 we recognized a noncash gain of $6.1 million due to the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from PAA's public equity offering.

    Gain (loss) on derivatives. As previously discussed, we were required to discontinue hedge accounting effective February 1, 2003. As a result, in the first half of 2003 we recorded a $0.6 million loss for the decrease in the fair value of our derivatives and recognized a $1.1 million loss on cash settlements of such derivatives.

    Interest expense. Our interest expense decreased $2.5 million, to $1.0 million for the first half of 2003 from $3.5 million for the first half of 2002, primarily reflecting lower outstanding debt.

    Income tax expense. Our income tax expense increased $4.7 million to $6.9 million for the first half of 2003 from $2.2 million for the first half of 2003. The increase was primarily due to higher pre-tax income from continuing operations as our effective tax rate was 47.9% in the first half of 2003 compared to 50.4% in the first half of 2002.

    Our effective tax rate reflects the Canadian taxes attributable to our share of PAA's earnings related to their Canadian operations. For U.S. federal income tax purposes, we utilize net operating loss carryforwards, or NOLs, to reduce our currently payable taxes. As a result, we receive a deduction rather than a credit for Canadian income taxes.

    Current income tax expense for the first half of 2002 includes a benefit of approximately $2.9 million representing tax paid in 2001 that was refunded to us as the result of certain legislation that allowed us to offset 100% of alternative minimum taxable income with NOLs. Previously, we could only offset 90% of AMT income with NOLs. The current income tax benefit is offset by a corresponding charge to deferred income tax expense. This change in the regulations did not change our overall effective tax rate and had no effect on net income.

    Cumulative effect of accounting change. In the first quarter of 2003 we recognized a $0.9 million net of tax gain related to the adoption of Statement of Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations". See "Recent Accounting Pronouncements" for a discussion of the adoption of SFAS No. 143.

    Income from discontinued operations. Income from discontinued operations of $14.1 million in the first half of 2002 reflects the net after tax earnings of PXP, which was spun off in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    At June 30, 2003 we had negative working capital of $21.2 million, primarily reflecting $20.0 million of current maturities of long-term debt. Cash generated from our upstream operations and PAA distributions are our primary sources of liquidity. We believe that we have sufficient liquid assets and cash from operations and PAA distributions to meet our short term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

    If PAA could not, for any reason, make its minimum quarterly distribution payments on its limited partnership interests, this would impair our cash flows and our ability to meet our short and long-term cash needs. In addition, this would trigger our payment obligations under the value assurance agreements (see "-- Related Party Transactions - Value Assurance Agreements"), which would compound the negative impact on our cash flows and our ability to meet our short and long-term cash needs. Thus, PAA's financial and operational performance directly affects our financial and operational performance. We encourage you to review PAA's SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2002 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

    Based on PAA's recently declared distribution of $0.55 per unit (an annual distribution rate of $2.20 per unit), which will be paid on August 14 2003, we would receive an annual distribution from PAA of approximately $31.2 million, including $3.3 million for our general partner distribution (including $2.2 million for the general partner incentive distribution).

    Cash distributions per unit on PAA's outstanding common units, Class B common units and subordinated units and the portion of the distributions representing an excess over the MQD in 2003, 2002 and 2001 were as follows:

                                      YEAR
                   -----------------------------------------------------------------------------------------------
                               2003                            2002                             2001
                   ------------------------------  ------------------------------   ------------------------------
                   DISTRIBUTION       EXCESS       DISTRIBUTION        EXCESS       DISTRIBUTION       EXCESS
                                     OVER MQD                         OVER MQD                        OVER MQD
                   --------------  --------------  --------------   -------------   --------------  --------------
First Quarter       $    0.5375     $    0.0875     $    0.5250      $    0.0750     $    0.4750     $    0.0250

Second Quarter      $    0.5500     $    0.1000     $    0.5375      $    0.0875     $    0.5000     $    0.0500

Third Quarter       $    0.5500     $    0.1000     $    0.5375      $    0.0875     $    0.5125     $    0.0625

Fourth Quarter                                      $    0.5375      $    0.0875     $    0.5125     $    0.0625

FINANCING ACTIVITIES

    In December 2002 we entered into a $45 million secured term loan facility with a group of banks. We used proceeds from the term loan and cash on hand to make a $40 million capital contribution and repay a $7.2 million note payable to PXP. In June 2003 the facility was restructured to allow us to borrow an additional $24 million that was used to repurchase the 46,600 outstanding shares of our Series D Cumulative Convertible Preferred Stock and pay accrued dividends and related expenses. At June 30, 2003, $60.0 million was outstanding under the secured term loan facility. The term loan is repayable in twelve quarterly installments of $5.0 million each, commencing on August 31, 2003 with a final maturity of May 31, 2006. Amounts outstanding under the term loan bear an annual interest rate, at our election, equal to either the Base Rate (as defined in the agreement) plus 1.5%, or LIBOR plus 3%. The term loan requires that we maintain $5.0 million on deposit in a debt service reserve account with one of the lending banks. Our average borrowing rate for the first six months of 2003 was 4.4% (4.3% at June 30, 2003).

    To secure the term loan, we pledged 100% of the shares of stock of our subsidiaries and pledged 5.2 million of our PAA common units. To the extent the outstanding principal under the term loan exceeds the balance in the debt service reserve account plus 50% of the fair market value of the pledged common units, we are required to repay the excess. The fair market value of the pledged units is determined based on the closing price of PAA common units as reported on the New York Stock Exchange.

    The term loan contains covenants that limit our ability, as well as the ability of our subsidiaries, to incur additional debt, make investments, create liens, enter into leases, sell assets, change the nature of our business or operations, guarantee other indebtedness, enter into certain types of hedge agreements, enter into take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, if an event of default exists, the term loan prohibits us from paying dividends or repurchasing or redeeming shares of any class of capital stock. The term loan requires us to maintain a minimum consolidated tangible net worth (as defined) and a consolidated debt service coverage ratio (as defined in the agreement) of 1.0 to 1.0.

CASH FLOWS FROM CONTINUING OPERATIONS


                                   SIX MONTHS ENDED JUNE 30,
                               -----------------------------------
                                     2003              2002
                               -----------------------------------
                                         (IN MILLIONS)

Cash provided by (used in):

  Operating activities        $ 12.3           $ 17.2

  Investing activities          (2.1)            (4.8)

  Financing activities         (17.2)            10.1


    Operating Activities. Net cash provided by operating activities in the first half of 2003 totaled $12.3 million compared to

$17.2 million in the first half of 2003. The decrease was primarily due to lower realized oil prices and higher production expenses.

    Investing Activities. In the first half of 2003 net cash used in investing activities totaled $2.1 million compared to $4.8 million in the first half of 2002. Oil and gas capital expenditures were $1.5 million in the first half of 2003 compared to $4.7 million in the first half of 2002. In the first half of 2003 we made capital contributions to PAA of $0.6 million to maintain our proportionate general partner share interest as a result of an equity offering by PAA.

    Financing activities. Cash used in financing activities in the first half of 2003 included a net increase in long-term debt of $15.0 million, $1.4 million in proceeds from issuances of our common stock, expenditures of $9.0 million for the repurchase of $0.8 million shares of our common stock, $23.3 million to redeem our outstanding Series D preferred stock, $0.6 million for the payment of costs incurred in connection with our term loan and $0.6 million for the payment of preferred stock dividends. Cash used in financing activities in the first half of 2002 included a net increase in long-term debt of $6.0 million, $4.4 million in proceeds from issuances of our common stock and $0.3 million for the payment of preferred stock dividends.

CAPITAL EXPENDITURES

    We have made and will continue to make capital expenditures with respect to our oil properties. In the first six months of 2003 we made aggregate capital expenditures of $1.5 million for exploitation of our existing properties and expect such expenditures to total $3.5 to $4.0 million in 2003.

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

    We also have an active treasury share repurchase program. Our Board of Directors has authorized the repurchase of up to eight million shares of our common stock. Through December 31, 2001, we had repurchased a total of 4.1 million shares at a total cost of approximately $91.3 million. No shares were repurchased in 2002. We have resumed making purchases under the treasury share program and through June 30, 2003 we have repurchased an additional 0.8 million shares at a total cost of $9.0 million. We intend to make additional repurchases in 2003 and expect to fund the repurchases from cash flows.

CONTRACTUAL OBLIGATIONS

    At June 30, 2003, the aggregate amounts of contractually obligated payment commitments for the next five years are as follows (in thousands):

                           2003            2004             2005          2006          2007       THEREAFTER
                        ----------      ----------       -----------   ----------    ---------     ----------
Long-term debt          $   10,000      $   20,000       $    20,000   $   10,000     $      -      $      -
Operating leases                12              23                23            6            -             -
                        ----------      ----------       -----------   ----------    ---------     ---------
                        $   10,012      $   20,023       $    20,023   $   10,006     $      -      $      -
                        ==========      ==========       ===========   ==========     ========      ========

COMMITMENTS AND CONTINGENCIES

    In connection with our June 2001 strategic restructuring, we entered into value assurance agreements with the purchasers of the subordinated units in the restructuring, under the terms of which we will pay the purchasers an amount per fiscal year, payable on a quarterly basis, equal to $1.85 per unit less the actual amount distributed during that year. The value assurance agreements will expire upon the earlier of (a) the conversion of all of the subordinated units to common units or (b) June 8, 2006. In the second quarter of 2003 PAA paid a quarterly distribution of $0.55 per unit ($2.20 annualized).

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

PAA'S COMMITMENTS AND CONTINGENCIES

    For a discussion of PAA's commitments and contingencies, we recommend you review PAA's Annual Report on Form 10-K for the year ended December 31, 2002 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and other applicable SEC filings by PAA.

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


    In addition, the general partner of PAA is owned as follows:

        Plains Resources                            44.00%
        Sable Investments, L.P.                     20.00%
        Kafu Holdings, L.P.                         16.42%
        E-Holdings, L.P.                             9.00%
        Others                                      10.58%
                                            -------------
                                                   100.00%
                                            =============

    Also, each of we, Sable Investments, Kafu Holdings, and E-Holdings may appoint one member of the Plains All American GP LLC board of directors.

VALUE ASSURANCE AGREEMENTS

    We entered into value assurance agreements with Sable Investments, Kafu Holdings, E-Holdings and other parties with respect to the 5.2 million subordinated units they acquired from us in our June 2001 strategic restructuring. The value assurance agreements require us to pay to them an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. The value assurance agreements will expire upon the earlier of the conversion of the subordinated units to common units, or June 8, 2006.

OUR RELATIONSHIP WITH PAA

    We have ongoing relationships with PAA, including:

      o a marketing agreement that provides that PAA will purchase all of our equity oil production at market prices for a fee of $.20 per barrel. In the first six months of 2003, sales to PAA under the agreement totalled $13.7 million, including the royalty share of production, and PAA charged us $0.1 million in marketing fees; and

      o a separation agreement whereby, among other things, (1) we agreed to indemnify PAA, its general partner, and its subsidiaries against (a) any claims related to the upstream business, whenever arising, and (b) any claims related to federal or state securities laws or the regulations of any self-regulatory authority, or other similar claims, resulting from alleged acts or omissions by us, our subsidiaries, PAA, or PAA's subsidiaries occurring on or before June 8, 2001, and (2) PAA agreed to indemnify us and our subsidiaries against any claims related to the midstream business, whenever arising.

    We are currently negotiating a new marketing agreement with PAA to, among other things, add a definitive term to the agreement and provide that PAA will use its reasonable best efforts to obtain the best price for our oil production. There can be no assurance, however, that we will enter into a new marketing agreement with PAA.

SPIN-OFF AGREEMENTS

    In connection with the reorganization and the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the six months ended June 30, 2003 PXP billed us $272,000 for services provided to us under these agreements and we billed PXP $86,000 for services we provided under these agreements.

    The master separation agreement provides that for a period of three years,
(1) we and our subsidiaries will be prohibited from engaging in or acquiring any business engaged in any of the "upstream" activities of acquiring, exploiting, developing, exploring for and producing oil and gas in any state in the United States (except Florida), and (2) PXP will be prohibited from engaging in any of the "midstream" activities of marketing, gathering, transporting, terminalling and storing oil and gas (except to the extent any such activities are ancillary to, or in support of, any of PXP's upstream activities).

CRITICAL ACCOUNTING POLICIES AND FACTORS THAT MAY AFFECT FUTURE RESULTS

    Based on the accounting policies that we have in place, certain factors may impact our future financial results. The most significant of these factors relate to our commodity pricing and risk management activities, write-downs under full cost ceiling test rules and oil and gas reserves. These policies and their effect on certain of our accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

    Write-downs under full cost ceiling test rules. Based on the book value of our proved oil and gas properties (including related deferred income taxes) and our estimated proved reserves as of June 30, 2003, we believe that we would have a write-down under the full cost ceiling test rules at a net realized price for our oil production of approximately $16.00 per barrel. Based on an estimated oil differential for 2003 plus oil transportation of $11.00 to $12.75 per barrel, we would have a write-down at a NYMEX crude oil index price of $27.00 to $28.75 per barrel.

    PAA's Critical Accounting Policies. For a discussion of PAA's critical accounting policies, we recommend you review PAA's Annual Report on Form 10-K for the year ended December 31, 2002 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and other applicable SEC filings by PAA.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149) on April 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 will have no effect on either our financial position or results of operations.


    In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." (SFAS 150). SFAS 150 establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have an impact on our financial statements.


STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "will", "would", "should", "plans", "likely", "expects", "anticipates", "intends", "believes", "estimates", "thinks", "may", and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

    o the consequences of any potential change in the relationship between us and PXP;

    o the consequences of our and PXP's officers and employees providing services to both us and PXP and not being required to spend any specified percentage or amount of time on our business;

    o risks, uncertainties and other factors that could have an impact on PAA which could in turn impact the value of our holdings in PAA (for a discussion of these risks, uncertainties and other factors, see PAA's filings with the SEC);

    o the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

    o uncertainties inherent in the development and production of oil and gas and in estimating reserves;

    o unexpected future capital expenditures (including the amount and nature thereof);

    o   impact of oil and gas price fluctuations;

    o   the effects of competition;

    o   the success of our risk management activities;

    o the availability (or lack thereof) of acquisition or combination opportunities;

    o   the impact of current and future laws and governmental regulations;

    o environmental liabilities that are not covered by an effective indemnity or insurance, and

    o   general economic, market, industry or business conditions.

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

    We utilize various derivative instruments to hedge our exposure to price fluctuations on oil sales. The derivative instruments consist primarily of cash-settled oil option and swap contracts entered into with financial institutions. Derivative instruments are accounted for in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137, SFAS 138 and SFAS 149, or SFAS 133. All derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income, or OCI, a component of our stockholders' equity, to the extent the hedge is effective.

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

    In the first quarter of 2003, the NYMEX oil price and the price we received for our Florida oil production did not correlate closely enough for the hedges to qualify for hedge accounting. As a result, we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of the hedges in earnings prospectively from that date. In the first six months of 2003 we recorded a $0.6 million loss for the decrease in the fair value of our derivatives and recognized a $1.4 million loss on cash settlements of such derivatives. Cash settlements of $0.3 million for January 2003 are reflected as a reduction of revenues.

    At June 30, 2003 Accumulated OCI consisted of unrealized losses of $0.8 million ($0.4 million, net of tax) on our oil hedging instruments, $0.5 million ($0.3 million, net of tax) related to pension liabilities and an unrealized gain of $5.3 million ($2.7 million, net of tax) related to our equity in the OCI gains of PAA. At June 30, 2003, the liability related to our open oil hedging instruments was included in current liabilities ($1.2 million), other long-term liabilities ($0.2 million), and deferred income taxes (a tax benefit of $0.4 million).

During the first six months of 2002 oil sales revenues were reduced by $0.3 million for non-cash expense related to the amortization of option premiums. As of June 30, 2003, $0.8 million ($0.4 million, net of tax) of deferred net losses on our oil hedging instruments recorded in OCI are expected to be reclassified to earnings during the following twelve months.

    Commodity Price Risk. At July 31, 2003, we had the following open oil derivative positions:

                                                         BARRELS PER DAY
                                          ---------------------------------------------------
                                              2003        2004         2005         2006
                                          ------------------------- -------------------------
        Swaps

          Average price $26.10/bbl                1,500          -        -         -

          Average price $24.07/bbl                    -      1,000        -         -

          Average price $24.30/bbl                    -          -      500         -

          Average price $23.85/bbl                    -          -        -       500

    Assuming our second quarter 2003 production volumes are held constant in subsequent periods, these positions represent approximately 66%, 44%, 22%, and 22% of oil production in 2003, 2004, 2005 and 2006, respectively. Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net realized price per barrel.

    The agreements provide for monthly cash settlement based on the differential between the agreement price and the actual NYMEX price. For periods prior to February 1, 2003 gains or losses were recognized in the month of related production and were included in oil sales revenues. Such contracts resulted in a reduction of oil sales revenues of $0.3 million and $0.3 million in the first six months of 2003 and 2002, respectively.

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

    Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. At June 30, 2003 we had $60.0 million outstanding under our term loan, repayable $10.0 million in 2003, $20.0 million in 2004, $20.0 million in 2005 and $10.0 million in 2006. Our term loan bears interest at a base rate (as defined) or LIBOR plus 3%. The carrying value of our term loan approximates fair value because interest rates are variable, based on prevailing market rates.

ITEM 4. - CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2003 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following items were presented for approval to stockholders of record on March 21, 2003 at the Company's 2003 annual meeting of stockholders which was held on May 15, 2003 in Houston, Texas:

(i) Election of Directors:
                                                                   Abstained or
                                           For         Against       Withheld
                                           ---         -------     ------------

    James C. Flores                     19,054,666         -           917,171
    William H. Hitchcock                15,432,087         -         4,539,750
    William C. O'Malley                 19,054,626         -           917,211
    D. Martin Phillips                  19,054,551         -           917,286
    Robert V. Sinnott                   19,054,626         -           917,211
    J. Taft Symonds                     19,054,591         -           917,246

(ii)Ratification of
    PricewaterhouseCoopers LLP,
    independent certified public
    accountants, as auditors of the
    Company's financial statements
    for the fiscal year ended
    December  31, 2003.                 18,921,195      1,047,726        2,917


Of the 24,197,902 shares of common stock issued and outstanding on March 22, 2002, 19,971,837 were voted.

All matters received the required number of votes for approval.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 First Amendment to Secured Term Loan Agreement dated as of May 9, 2003, by and among Plains Resources Inc., Bank of Montreal as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein.

10.2 Second Amendment to Secured Term Loan Agreement dated as of June 6, 2003, by and among Plains Resources Inc., Bank of Montreal as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein.

31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Chief Executive Officer Certification Pursuant to 18 U.S.C
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Chief Financial Officer Certification Pursuant to 18 U.S.C
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

         A Current Report on Form 8-K was filed on May 2, 2003 with respect to
(i) estimates of certain results for the three months ended June 30, 2003 and the year ended December 31, 2003; and (ii) the Company's press release reporting first quarter 2003 earnings.

ITEMS 2, 3 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




                                         PLAINS RESOURCES INC.


Date:   August 14, 2003                 By:  /s/ Stephen A. Thorington
                                              ---------------------------------
                                              Stephen A. Thorington
                                              Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

  10.1 First Amendment to Secured Term Loan Agreement dated as of May 9, 2003, by and among Plains Resources Inc., Bank of Montreal as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein.

  10.2 Second Amendment to Secured Term Loan Agreement dated as of June 6, 2003, by and among Plains Resources Inc., Bank of Montreal as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein.

  31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1            Chief Executive Officer Certification Pursuant to 18 U.S.C
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2            Chief Financial Officer Certification Pursuant to 18 U.S.C
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.