Form 10-K
period 2003-12-31
PLAINS RESOURCES INC
filed 2004-03-05
CIK 350426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-9808

PLAINS RESOURCES INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2898764 (I.R.S. Employer Identification No.)

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

Yes   ✓   No

The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $243 million on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter (based on $14.15 per share, the last sale price of the Common Stock as reported on the New York Stock Exchange on such date).

On February 29, 2004, there were 23.8 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2004 Annual Meeting of Stockholders, or, in the event the definitive proxy statement is not filed within 120 days after December 31, 2003, the information required by Part III will be filed by an amendment to this Form 10-K.

PLAINS RESOURCES INC.

2003 FORM 10-K ANNUAL REPORT

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	the future profitability of Plains Resources;

•	the uncertainty of the market for the midstream activities of marketing, gathering, transporting, terminalling, and storage of crude oil that Plains Resources engages in through its significant equity ownership in Plains All American Pipeline, L.P., or PAA;

•	the risks associated with the finding and developing of upstream oil and gas reserves associated with Plains Resources’ Florida oil and gas operations;

•	the seasonality of Plains Resources’ financial results;

•	the favorable resolution of pending and future litigation;

•	the operating and financial performance of PAA;

•	the consequences of our and Plains Exploration & Production Company’s, or PXP, officers and employees providing services to both us and PXP and not being required to spend any specified percentage or amount of time on our business;

•	risks, uncertainties and other factors that could have an impact on PAA, which could in turn impact the value of our holdings in PAA (for a discussion of these risks, uncertainties and other factors, see PAA’s filings with the Securities and Exchange Commission, or SEC);

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance, and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information. See Items 1 & 2.—“Business and Properties—Risk Factors” and Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results” in this report for additional discussions of risks and uncertainties.

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

References herein to “Plains Resources”, “Plains”, the “Company”, “we”, “us” and “our” mean Plains Resources Inc.

PART I

Items 1 and 2. BUSINESS and PROPERTIES.

General

We are an independent energy company. We are principally engaged in the “midstream” activities of marketing, gathering, transporting, terminaling, and storage of oil through our equity ownership in Plains All American Pipeline, L.P., or PAA. PAA is a publicly traded master limited partnership actively engaged in the midstream energy markets. As of February 29, 2004 we owned 44% of the general partner of PAA and 12.4 million, or 21%, of the limited partnership units of PAA, which represented approximately 22% aggregate ownership interest in PAA. See “—Plains All American Pipeline, L.P.”. We also participate in the “upstream” activities of acquiring, exploiting, developing, exploring for and producing oil through our wholly-owned subsidiary, Calumet Florida L.L.C. (“Calumet”), which has producing properties in the Sunniland Trend in south Florida.

The book value of our ownership interest in PAA represents 57% of our total assets as of December 31, 2003, the book value of our Florida oil properties represents 30% and other assets (including $5 million of restricted cash) represent 13% of our total assets. As of December 31, 2003, the present value of our proved oil reserves was approximately $77.5 million (see “—Oil Production Operations”). The present value of our oil reserves as of December 31, 2003 as determined in accordance with SEC requirements is based on prices, costs and assumptions in effect on that date. The price in effect at December 31, 2003 was $32.52 per barrel before adjustment for location and quality differential. This present value does not necessarily represent the actual value of such reserves since actual future prices and costs may be significantly higher or lower than the prices and costs on December 31, 2003. We currently own 11.1 million common units and 1.3 million Class B common units of PAA. The closing price of publicly traded PAA common units, as reported on the New York Stock Exchange, was $31.91 on December 31, 2003. The Class B common units are not publicly traded but do receive cash distributions from PAA. PAA’s financial performance directly impacts our financial performance and the market value performance of PAA’s limited partnership interests directly impacts the value of our assets. As a result, we encourage you to review PAA’s SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2003, to review and assess, among other things, PAA’s financial performance and financial condition, PAA’s business, operations, and competition, and risk factors associated with PAA’s business.

Our Board of Directors has authorized the repurchase of up to eight million shares of our common stock. Through December 31, 2003, we had repurchased a total of 4.9 million shares at a total cost of approximately $100.4 million.

Offer to Acquire Plains Resources

On November 19, 2003 we received a proposal from Vulcan Capital, Inc., our Chairman, James C. Flores, and our CEO and President, John T. Raymond, or the Vulcan Group, to acquire all of our outstanding stock for $14.25 per share in cash (the “Original Vulcan Proposal”). Vulcan Capital is the investment arm of Seattle-based investor Paul G. Allen. The offer indicated that commitments for all of the financing necessary to complete the transaction had been received.

In response to receipt of the Original Vulcan Proposal, the Board of Directors established a special committee comprised of board members William C. O’Malley and William M. Hitchcock. The special committee was authorized to review, evaluate, negotiate and make recommendations to the full Board of Directors with respect to the Original Vulcan Proposal. In addition, the special committee was authorized to review and evaluate alternative proposals that may be developed or received from other parties relating to a transaction with the Company. The special committee retained Petrie Parkman &

Co. as its financial advisor and Baker Botts L.L.P. and Morris, Nichols, Arsht & Tunnell as its legal counsel.

On January 22, 2004 the special committee, after a thorough review with its independent financial and legal advisors, announced that, after careful consideration, it had determined that the Original Vulcan Proposal was inadequate and not in the best interests of our stockholders. The Special Committee said it was prepared to enter into discussions or negotiations with the Vulcan Group or other parties relating to a transaction with the Company.

Following discussions and negotiations with the Vulcan Group and other interested parties, on February 18, 2004 the Special Committee voted unanimously to recommend to the PLX Board of Directors and to Plains Resources’ stockholders a $16.75 per share proposal from the Vulcan Group (the “Revised Vulcan Proposal”). Our Board of Directors, excluding Mr. Flores, has unanimously approved the merger agreement negotiated in connection with the Revised Vulcan Proposal and recommends that stockholders vote in favor of the transactions contemplated thereby.

The merger agreement contains customary fiduciary termination rights. If the merger agreement is terminated, under specified circumstances, we have agreed to reimburse all of the Vulcan Group’s reasonable out-of-pocket expenses. In addition, in certain circumstances we have agreed to pay a termination fee of $15 million. In all other circumstances, each party must pay all fees and expenses it incurs relating to the merger. The closing of the merger is subject to approval by the stockholders of Plains Resources and other customary closing conditions. The Company plans to hold a special meeting of stockholders to vote on the proposed transaction as soon as practicable. Completion of the transaction is expected during the second quarter of 2004. If the merger is consummated, Plains Resources will become a privately held company. Accordingly, upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934 will terminate and the Company will cease filing reports with the SEC.

Plains Resources has filed a preliminary proxy statement for the special meeting of stockholders to vote on the proposed transaction, and the Vulcan Group will file other relevant documents with the SEC concerning the proposed transaction.

Spin-off of Plains Exploration & Production Company

Prior to December 18, 2002 PXP was our wholly owned subsidiary. On December 18, 2002 we distributed the issued and outstanding shares of PXP common stock to the holders of record of our common stock as of the close of business on December 11, 2002. Each of our stockholders received one share of PXP common stock for each share of our common stock held. Prior to the spin-off, we made an aggregate of $52.2 million in cash contributions to PXP and transferred certain assets and liabilities to PXP, primarily related to land, unproved oil and gas properties, office equipment and compensation obligations.

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

We received a letter ruling from the IRS on May 22, 2002, as supplemented on November 5, 2002, to the effect that the spin-off qualifies as a tax-free distribution. A letter ruling from the IRS, while generally binding on the IRS, may under certain circumstances be retroactively revoked or modified by the IRS. A letter ruling is based on the facts and representations presented in the request for that ruling. Generally, an IRS letter ruling will not be revoked or modified retroactively if there has been no misstatement or omission of material facts, the facts at the time of the transaction are not materially different from the facts upon which the IRS letter ruling was based, and there has been no change in the applicable law. We are not aware of any facts or circumstances that would cause the representations in the ruling request to be untrue or incomplete in any material respect.

As a result of the spin-off the historical results of the operations of PXP are reflected in our financial statements as “discontinued operations”. Except as noted, discussions in this Form 10-K with respect to oil and gas operations relate to our activities other than the discontinued operations of PXP. In connection with the spin-off, we entered into certain agreements with PXP, see “—Spin-off Agreements”.

Our June 2001 Strategic Restructuring

In a series of transactions in June 2001, we sold a portion of our interests in PAA to a group of investors and management of PAA for approximately $155.2 million. The assets we sold in this restructuring included 52% of the subordinated units of PAA and an aggregate 54% ownership interest in the general partner of PAA. We received approximately $110 million in cash and 23,108 shares of our series F preferred stock valued at $45.2 million as consideration for the sale. In addition, in September 2001 PAA management exercised an option to acquire an additional 2% ownership interest in the general partner of PAA by paying us $1.5 million in cash and notes.

Plains All American Pipeline, L.P.

As of February 29, 2004, our aggregate ownership in PAA was approximately 22%, which was comprised of (1) a 44% interest in the general partner of PAA, (2) 19%, or 11.1 million, of the common units and (3) all of the 1.3 million class B common units.

Operations

PAA is a publicly traded master limited partnership that is engaged in the marketing, gathering, transporting terminalling and storage of oil and the gathering, marketing and storage of liquefied petroleum gas and other petroleum products. Terminals are facilities where oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called “terminalling”. PAA is the exclusive purchaser/marketer of all of our equity oil production.

PAA’s operations are concentrated in Texas, Oklahoma, California and Louisiana and in the Canadian provinces of Alberta and Saskatchewan, and can be categorized into two primary business activities:

•	Oil Pipeline Transportation Operations. PAA owns and operates approximately 7,000 miles of gathering and mainline oil pipelines located throughout the United States and Canada. Its activities from pipeline operations generally consist of transporting oil for a fee, third party leases of pipeline capacity, barrel exchanges and buy/sell arrangements.

•

Gathering, Marketing, Terminalling and Storage Operations. PAA owns and operates approximately 24.0 million barrels of above-ground oil terminalling and storage facilities, including tankage associated with its pipeline systems. These facilities include an oil terminalling and storage facility at Cushing, Oklahoma. Cushing is one of the largest oil market hubs in the United States and the designated delivery point for NYMEX oil futures contracts. PAA’s terminalling and storage operations generate revenue through a combination of storage and throughput charges to third parties. PAA also utilizes its storage tanks to counter-cyclically balance its gathering and marketing operations and to execute different hedging strategies to stabilize profits and reduce the negative impact of oil market volatility. PAA’s gathering and marketing operations include:

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

Prior to the fourth quarter of 2003 PAA had outstanding 10.0 million subordinated units, of which we owned 4.5 million units. The subordinated units were not publicly traded and were subordinated in the right to distributions. Common units accrue arrearages with respect to distributions for any quarter during the subordination period and subordinated units do not accrue any arrearages. PAA met certain financial requirements and 25% of the subordinated units converted to common units in the fourth quarter of 2003. The remaining subordinated units converted to common units in February 2004.

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

PAA’s general partner is entitled to receive incentive distributions if the amount distributed with respect to any quarter exceeds levels specified in PAA’s partnership agreement. Generally, the general partner is entitled, without duplication, to 15% of amounts PAA distributes in excess of $0.45 per unit, 25% of the amounts PAA distributes in excess of $0.495 per unit and 50% of amounts PAA distributes in excess of $0.675 per unit.

Based on PAA’s $0.5625 per unit distribution paid in the first quarter of 2004 ($2.25 per unit annualized), we would receive an annual distribution from PAA of approximately $32.6 million for 2004, including $4.1 million for our general partner distribution (including $2.9 million for the general partner incentive distribution).

Oil Production Operations

Calumet has a 100% working interest in five producing fields in the Sunniland Trend in south Florida. Calumet acquired 50% of its interest in these fields in 1993 and the remaining 50% in 1994. In 2003 net production from these properties averaged 2,315 barrels of oil per day and proved reserves were 14.5 MMBbls at December 31, 2003. In 2003 we spent $3.3 million on capital projects, primarily facility enhancements and abandonment of inactive wells. In 2004 we expect to spend $3.5 million on artificial lift projects, facility upgrades and idle well abandonments.

The following tables set forth certain information with respect to the reserves of our Florida properties based upon reserve reports prepared by the independent petroleum consulting firm of Netherland, Sewell & Associates, Inc. The reserve volumes and values were determined under the method prescribed by the Securities and Exchange Commission, or SEC, which requires the application of year-end prices for each year, held constant throughout the projected reserve life. The amounts presented for 2002 and 2001 exclude reserves attributable to discontinued operations. See “Spin Off of Plains Exploration & Production Company” and Note 2 to the consolidated financial statements.

	As of or for the Year Ended December 31,
	2003	2002	2001
	Oil (MBbls)
Proved Reserves
Beginning balance	16,313	17,343	18,775
Revision of previous estimates	(921)	(60)	(2,470)
Extensions, discoveries, improved recovery and other additions	—	—	1,992
Production	(845)	(970)	(954)

Ending balance	14,547	16,313	17,343

Proved Developed Reserves
Beginning balance	14,499	15,456	17,853

Ending balance	12,730	14,499	15,456

PV-10 ($/000s) (1)
Proved developed	$60,936	$73,656	$21,124
Proved undeveloped	16,517	14,258	5,421

Total Proved	$77,453	$87,914	$26,545

Standardized measure	$65,558	$73,339	$26,545

Average year-end realized oil price, per Bbl (2)	$20.78	$20.25	$9.82
December 31 NYMEX WTI spot price, per Bbl	$32.52	$31.20	$19.84

(1)	The PV-10 and standardized measure have been reduced to reflect applicable abandonment costs. PV-10 represents the standardized measure before deducting estimated future income taxes.
(2)	Price in effect at year end with adjustments based on location and quality of oil.

There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reservoir engineering is a subjective process of estimating the recovery from underground accumulations of oil that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are to some degree speculative, the quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the PV-10 and standardized measure shown above represents estimates only and should not be construed as the current value of the estimated oil reserves attributable to our properties. The information set forth in the preceding tables includes revisions of reserve estimates attributable to proved properties included in the preceding year’s estimates. Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. See Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results”.

In accordance with the SEC guidelines, the reserve engineers’ estimates of future net revenues from our properties and the present value thereof are made using oil sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The oil price in effect at December 31, 2003 is based on the year-end oil price with variations based on location and quality of oil. The overall average year-end price used in the reserve report as of December 31, 2003 was $20.78 per barrel of oil. See “Product Markets and Major Customers”. Historically, the prices for oil have been volatile and are likely to continue to be volatile in the future. See Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results”.

Since December 31, 2002, we have not filed any estimates of total proved net oil reserves with any federal authority or agency other than the SEC.

Productive Wells and Acreage

As of December 31, 2003, we had working interests in 16 gross (16 net) active producing oil wells. At December 31, 2003 we had working interests in 12,025 gross, 12,025 net, developed acres and 73,427 gross, 71,524 net, undeveloped acres, all located in the state of Florida. Less than 10% of total net undeveloped acres are covered by leases that expire in the next five years.

Drilling Activities

No wells were drilled in 2003 or 2002. In 2001 we participated in 1 gross (0.5 net) dry exploratory well on a property outside Florida.

Production and Sales

The following table presents certain information with respect to oil production and sales attributable to our properties, average sales prices received and average production costs during the three years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
Production (MBbls)	845	970	954
Sales (MBbls)	926	869	1,060
Sales Price per Bbl
Average NYMEX price	$30.99	$26.15	$26.01
Differential	(7.06)	(3.97)	(9.77)

	23.93	22.18	16.24
Hedging	(0.33)	(0.71)	(1.11)

	23.60	21.47	15.13
Derivative cash settlements	(2.57)	—	—

	21.03	21.47	15.13
Costs and Expenses per Bbl
Production expenses	7.99	6.72	6.63
Production and ad valorem taxes	1.22	0.67	0.35
Oil transportation expenses	4.22	4.34	4.20

Product Markets and Major Customers

Our revenues are highly dependent upon the prices of, and demand for, oil. Historically, the markets for oil have been volatile, and are likely to continue to be volatile in the future. The prices we receive for our oil production and the levels of such production are subject to wide fluctuations and depend on numerous factors beyond our control, including the condition of the United States and world economies (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of oil have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. See “Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Factors That May Affect Future Results”.

To manage our exposure to commodity price risks, we utilize various derivative instruments to hedge our exposure to price fluctuations on oil sales. Our hedging arrangements provide us protection on the hedged volumes if oil prices decline below the prices at which these hedges are set, however, ceiling prices in our hedges may cause us to receive less revenue on the hedged volumes than we would receive in the absence of hedges. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risks”.

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

We recommend you review PAA’s Annual Report on Form 10-K for the year ended December 31, 2003, and other applicable SEC filings by PAA, for a discussion of PAA’s major customers.

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

We recommend you review PAA’s Annual Report on Form 10-K for the year ended December 31, 2003, and other applicable SEC filings by PAA, for a discussion of PAA’s competition.

Regulation

We recommend you review PAA’s Annual Report on Form 10-K for the year ended December 31, 2003, and other applicable SEC filings by PAA, for a discussion of regulations related to the midstream business. Our discussion on regulation below relates primarily to our upstream business.

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

As with the oil and gas industry generally, our compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, upgrade and close equipment and facilities. Although these regulations affect our capital expenditures and earnings, we believe that they do not affect our competitive position because our competitors are similarly affected. Environmental laws and regulations have historically been subject to change, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of such laws and regulations on our operations. If a person violates these environmental laws and regulations and any related permits, they may be subject to significant administrative, civil and criminal penalties, injunctions and construction bans or delays. If we were to discharge hydrocarbons or hazardous substances into the environment, we could, to the extent the event is not insured, incur substantial expense, including both the cost to comply with applicable laws and regulations and claims made by neighboring landowners and other third parties for personal injury and property damage.

Although we obtained environmental studies when we acquired our properties in the Sunniland Trend, and we believe that such properties have been operated in accordance with standard oil field practices, current or future local, state and federal environmental laws and regulations may require substantial expenditures to remediate the properties or to otherwise comply with such rules and regulations.

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

Other Business Matters

Without successful drilling, acquisition or exploitation operations, our oil and gas reserves and revenues will decline. Drilling activities are subject to numerous risks, including the risk that no commercially viable oil or gas production will be obtained. Our decision to purchase, explore, exploit or develop an interest or property will depend in part on the evaluation of data obtained through geophysical and geological analyses and engineering studies, the results of which are often inconclusive or subject to varying interpretations. See “—Oil Production Operations”. The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices or limitations in the market for products. The availability of a ready market for our oil production also depends on a number of factors, including the demand for and supply of oil and the proximity of reserves to pipelines or trucking and terminal facilities. See “—Product Markets and Major Customers”.

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

We believe that we have generally satisfactory title to or rights in all of our producing properties. As is customary in the oil and gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. Title investigation is made and title opinions of local counsel are generally obtained only before commencement of drilling operations. We believe that we have satisfactory title to all of our other assets. Although title to such properties are subject to encumbrances in certain cases, such as customary interests generally retained in connection with acquisition of real property, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by us, we believe that none of such burdens will materially detract from the value of such properties or from our interest therein or will materially interfere with their use in the operation of our business.

Spin-off Agreements

In connection with the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the year ended December 31, 2003, PXP billed us $0.5 million for services provided to us under these agreements and we billed PXP $0.1 million for services we provided under these agreements.

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

The technical services agreement provides that PXP will provide services with respect to the operations of Calumet until (1) Calumet is no longer our subsidiary, (2) Calumet transfers substantially all of its assets to a person that is not a subsidiary of us, (3) the third anniversary of the date of this agreement or (4) when all the services are terminated as provided in the agreement. We may terminate the agreement as to some or all of the services at any time by giving PXP at least 90 days’ written notice.

Employees

As of February 29, 2004, we had 12 full-time employees (not including our Chief Executive Officer, Chief Financial Officer and General Counsel, who also devote time and efforts to PXP), none of whom is represented by any labor union. All of our full-time employees are field personnel involved in oil and gas producing activities.

Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We are highly dependent upon the earnings and distributions of PAA.

In 2003, we had oil revenues from our upstream operations of $21.9 million while distributions received from PAA attributable to our general and limited partner interests totaled $30.9 million.

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

In addition, cash from PAA distributions on its general partner and limited partner interests is one of our primary sources of our liquidity. If PAA could not, for any reason, make its minimum quarterly distribution payments on its limited partner and general partner interests, this would impair our ability to meet our short and long-term cash needs, including normal recurring operating needs, debt service obligations, contingencies and capital expenditures.

We have also entered into an oil marketing agreement with PAA under which PAA is the exclusive purchaser of all of our net oil production. We generally do not require letters of credit or other collateral from PAA to support our trade receivables. Accordingly, a material adverse change in PAA’s financial condition could adversely impact our ability to collect our receivables from PAA and thereby affect our financial condition.

We urge you to review PAA’s SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2003, for risks associated with PAA’s business.

Our levels of indebtedness may limit our financial and operating flexibility.

We have a substantial amount of debt and the ability to incur substantially more debt. We have a secured term loan facility, of which $50.0 million was outstanding at December 31, 2003. The term loan is collateralized by a pledge of the equity of our subsidiaries and 5.2 million of our PAA common units. We also delivered mortgages on Calumet’s oil and gas properties to secure the loan. The term loan is repayable in 12 quarterly installments of $5.0 million that commenced on August 31, 2003 with a final maturity on May 31, 2006.

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

If the Revised Vulcan Proposal is consummated, our credit facility will terminate and the amount outstanding would be paid in full. In addition, if an event of default exists, the term loan prohibits us from paying dividends or repurchasing or redeeming shares of any class of our capital stock.

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

Revenues from our upstream operations are largely dependent on oil prices, which are extremely volatile. Any substantial or extended decline in the price of oil below current levels will have a material adverse effect on our business operations and future revenues. Moreover, oil prices depend on factors we cannot control, such as:

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

Our success in our upstream business is materially dependent upon the demand for oil. The availability of a ready market for our oil production depends on a number of factors beyond our control, including the demand for and supply of oil and gas, the availability of alternative energy sources, the proximity of reserves to, and the capacity of oil and gas gathering systems, pipelines or trucking and terminal facilities. We may also have to shut-in some of our wells temporarily due to a lack of market or adverse weather conditions including hurricanes. If the demand for oil diminishes, our financial results would be negatively impacted.

In addition, there are limitations related to the methods of transportation for our production. Substantially all of our oil production is transported by pipelines, barges and trucks owned by third parties. The inability or unwillingness of these parties to provide transportation services to us for a reasonable fee could result in our having to find transportation alternatives, increased transportation costs or involuntary curtailment of a significant portion of our oil production, any of which could have a negative impact on our results of operation and cash flows.

The war in Iraq, recent terrorist activities and the potential for other global events could adversely affect our business.

The war in Iraq and recent terrorist attacks of unprecedented scope have caused instability in the world financial markets and may generate global economic instability. The continued threat of terrorism and the impact of military or other action have led to and will likely lead to increased volatility in prices for oil and gas and could affect the markets for our operations. Further, the United States government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. These developments have subjected our operations to increased risk and, depending on the ultimate magnitude, could have a material adverse affect on our business.

If we do not replace the reserves that we have produced, our reserves and revenues will decline.

The future success of our upstream business depends in part on our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable which, in itself, is dependent on oil and gas prices. Without continued successful exploitation, acquisition or exploration activities, our reserves and revenues will decline as a result of our current reserves being depleted by production. We may not be able to find or acquire additional reserves at acceptable costs.

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

All of our oil reserves are located in Florida. Because our reserves are not as diversified geographically as many of our competitors, our business is more subject to local conditions than other, more diversified companies. Any regional events, including price fluctuations, natural disasters, and restrictive regulations that increase costs, reduce availability of equipment or supplies, reduce demand or limit our production may impact our operations more than if our reserves were more geographically diversified.

Our crude oil produced in Florida has a high sulfur content which limits its use in certain refineries and therefore limits its marketability.

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

Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. Our insurance might be inadequate to cover our liabilities. The insurance market in general and the energy insurance market in particular have been difficult markets over the past several years. We have increased deductibles and decreased or eliminated certain types of coverages to mitigate cost increases. Insurance costs are expected to continue to increase over the next few years and we may decrease coverage and retain more risk to mitigate future cost increases. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

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

Acquisitions could fail or present unanticipated problems for our business in the future, which could adversely affect our ability to complete acquisitions or realize anticipated benefits of those acquisitions.

Our strategy may include acquiring midstream and upstream businesses and properties. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully. Furthermore, acquisitions involve a number of risks and challenges, including:

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

Our ability to make upstream acquisitions is limited by our spin-off agreements.

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

Item 3. LEGAL PROCEEDINGS

PLX Stockholder Suits

Beginning November 21, 2003, six putative class action lawsuits were filed against Plains Resources, our directors and Mr. Raymond, in the Court of Chancery in the State of Delaware, in and for New Castle County, seeking to enjoin the sale of Plains Resources. The lawsuits, and dates of filing, are as follows:

No. 071-N, Twist Partners LLP v. Flores et al. (filed Nov. 21, 2003)

No. 073-N, Klein v. Flores et al. (filed Nov. 21, 2003)

No. 074-N, Levy v. Flores et al. (filed Nov. 21, 2003)

No. 075-N, Lanza v. Flores et al. (filed Nov. 21, 2003)

No. 076-N, Burt v. Flores et al. (filed Nov. 21, 2003)

No. 143-N, South Broadway Capital v. Flores et al. (filed Dec. 30, 2003)

Four of the complaints (Twist Partners, Klein, Levy, and South Broadway Capital) also named Vulcan Capital as a defendant. Each complaint alleged that the $14.25 per share Vulcan Capital proposal would be inadequate compensation. The Twist Partners complaint alleged that our stock traded as high as $23.05 per share as recently as December 2002 and as high as $14.75 per share as recently as June 2003. It further alleged that the downward trend of the price of our stock reflects temporary market conditions in our industry, and that Mr. Flores and Mr. Raymond recognized a strong likelihood that the price would soon rebound to the levels at which it traded in 2003 and late 2002. The complaint further alleged that Mr. Flores, Mr. Raymond, and Vulcan Capital determined to “usurp this hidden value for themselves,” thereby allegedly denying our minority stockholders the opportunity to obtain fair value for their equity interest. The Twist Partners November 21, 2003 complaint alleged that all individual defendants breached fiduciary duties of due care and loyalty to our stockholders. Vulcan Capital was alleged to have aided and abetted these alleged breaches of fiduciary duty. The complaint alleged, among other things, that the November 20, 2003 announcement of a November 19, 2003 buyout offer represented “a paltry premium of 7.6 percent to Plains’ current trading price and . . . a very significant discount to what it had traded at earlier in the year.” As of the November 21, 2003 filing of the complaint, Twist Partners alleged that the individually named defendants had failed to auction the Company, had failed to conduct an active market check, had not appointed an independent person to negotiate on behalf of our stockholders.

The relief sought by Twist Partners includes certification of a class action, an injunction preventing consummation of the buyout offer (or rescinding it if consummated), compensatory and/or rescissory damages to the class, interest, attorneys’ fees, expert fees, and other costs, along with such other relief as the Court might find just and proper.

Substantially the same allegations and prayer for relief were made in each of the first five suits which was filed (Twist Partners, Klein, Levy, Lanza, and Burt). (Klein, Lanza, and Levy additionally alleged that Mr. Flores and Mr. Raymond dominated and controlled the rest of our Board of Directors.) The Klein complaint was subsequently amended to name and seek relief from Vulcan Energy rather than Vulcan Capital. These five cases were consolidated on December 11, 2003 under the action No. 071-N, In re Plains Resources Inc. Shareholders Litigation, and defendants are not required to respond to the originally filed complaints.

On December 30, 2003, a sixth complaint was filed by South Broadway Capital alleging substantially the same allegations and prayer for relief as the complaints consolidated under No. 071-N, In re Plains Resources Inc. Shareholders Litigation. Plaintiff’s Delaware counsel of record for South Broadway Capital are also plaintiff’s counsel of record in No. 071-N, In re Plains Resources Inc. Shareholders Litigation. The defendants expect that the South Broadway Capital action will be consolidated with the other five shareholder suits.

On February 24, 2004, the first amended consolidated complaint was filed in No. 071-N, In re Plains Resources Inc. Shareholders Litigation. That complaint makes additional factual allegations. It alleges that the $14.25 per share Vulcan Capital proposal failed to adequately reflect the value of certain assets and results of the transaction, including:

•	the resulting controlling interest in PAA (for which plaintiffs allege the fair market value of the premium for such control is between $360 and $540 million);

•	incentive distribution rights in Plains AAP (for which plaintiffs allege an estimated present value of $54.4 million);

•	limited partner interest in PAA;

•	our proved oil reserves (of which plaintiffs allege the market value is 15% higher than our standardized measure);

•	certain unspecified tax credits not reflected on our balance sheet; and

•	other unspecified assets, net of liabilities.

The amended consolidated complaint also alleges that:

•	Mr. O’Malley has “significant business and/or personal relationships” with Mr. Flores and Mr. Raymond and is not capable of being a truly independent member of the special committee;

•	the Leucadia proposal was rejected without adequate consideration by the special committee;

•	the special committee’s January 22, 2004 statement that it was “prepared to enter into discussions or negotiations with . . . other parties relating to a transaction” was materially false and misleading, and that the special committee “never intended to entertain proposals from anyone other than Vulcan and/or the Company’s directors”;

•	the Vulcan Capital proposal is not the result of a full and fair auction process or active market check, that the $16.75 per share price was reached without a full and thorough investigation, that the price and process are intrinsically unfair and inadequate; and

•	our directors failed to make an informed decision with respect to the Vulcan Capital proposal.

Also on February 24, 2004, Donald Gilbert filed a putative class action lawsuit against Plains Resources, our directors, Mr. Raymond and Vulcan Capital in the 157th District Court for Harris County, Texas (No. 2004-10509, Gilbert v. Plains Resources Inc. et al.). The petition has not been served at this time. Its factual allegations repeat some but not all of those made in the consolidated amended complaint filed in In re Plains Resources Inc. Shareholders Litigation in Delaware. The Texas suit particularly alleges that “members of the Class will be irreparably harmed in that they will not receive fair value for Plains Resources’ assets and business and will be prevented from obtaining the real value of their equity ownership in the Company,” and that unless an injunction is entered, Vulcan Capital and Messrs. Flores and Raymond “will continue to aid and abet a process that inhibits the maximization of shareholder value.” For purported causes of action, the Texas lawsuit alleges that our directors breached fiduciary duties of loyalty and due care by allegedly failing to (1) inform themselves of our market value before taking action, (2) act in the best interest of our shareholders, (3) maximize shareholder value, (4) obtain the best financial and unspecified other terms when our independent existence will be materially altered by a transaction, and (5) act in accordance with their fundamental duties of due care and loyalty. It further alleges that Vulcan Capital and Messrs. Flores and Raymond aided and abetted our directors’ alleged breaches of fiduciary duties. The relief sought includes (1) declaration of a class action, (2) declaration that the proposed merger agreement “was entered into in breach of the fiduciary duties of” our directors, (3) injunction prohibiting us from proceeding with and consummating the proposed merger, (4) injunction requiring the implementation of procedures to obtain the highest price, (5) injunction requiring our directors “to exercise their fiduciary duties to obtain a transaction which is in the best interests of shareholders until the process for the sale or auction of the Company is completed and the highest possible price is obtained,” (6) unspecified “appropriate damages,” (7) “costs and disbursements,” including reasonable attorneys’ and experts’ fees, and (8) other and further relief which the Court may deem just and proper.

PAA Suit

On December 18, 2003, Alfons Sperber filed suit in the Court of Chancery in the State of Delaware, in and for New Castle County against Plains Resources, PAA, Plains AAP, L.P. (“Plains AAP”), PAA GP LLC, and several individual defendants (No. 123-N, Sperber v. Plains Resources, Inc. et al.). The Sperber suit was putatively brought on behalf of all limited partners and unit holders in PAA and alleges (1) breach of the fiduciary duties owed to PAA and its unit holders and limited partners by PAA; Plains AAP, L.P.; PAA GP, L.L.C.; and the individually named directors of PAA GP, L.L.C.; and (2) breach of the fiduciary duties owed to PAA and its unit holders and limited partners by Plains Resources Inc. and its individually named directors as controlling stockholder of PAA GP, L.L.C.

Sperber’s factual allegations concerning the buyout proposal are substantially the same as those alleged in the consolidated Plains Resources stockholders litigation. In addition, Sperber alleged that as a result of the buyout proposal, Mr. Flores and Mr. Raymond will effectively control PAA. Sperber alleged that PAA had made no disclosure concerning the buyout proposal, and that no actions had been taken to protect the interests of PAA, its limited partners, or its unitholders with respect to the Plains Resources buyout proposal. Sperber specifically alleged that defendants have breached their contractual and/or fiduciary duties by failing to seek, pursuant to their respective governing documents, to acquire Plains Resources or the PAA units and general partnership interests held by Plains Resources; failing to amend the PAA GP Amended and Restated Limited Liability Company Agreement and/or PAA’s Amended and Restated Limited Partnership Agreement to limit the power of Messrs. Flores and Raymond and Vulcan Capital over selection of five of the seven members of the PAA GP board and the chief executive officer of PAA GP, failing to ensure that the transaction does not adversely affect PAA’s interests under the Crude Oil Marketing Agreement, dated as of November 23, 1998, by and among Plains Resources, Plains Illinois Inc., Stocker Resources, LP, Calumet Florida, Inc., and Plains Marketing, LP and the Omnibus Agreement among Plains Resources, PAA, Plains Marketing, LP, All American Pipeline, LP and Plains All American Inc., dated as of November 23, 1998, or to obtain fair value for any waiver of those interests; failing to convene the conflicts committee to determine whether the proposed transaction is fair and reasonable to PAA; and failing to appoint a special committee of independent directors to consider the effects of the transaction. Sperber alleged that all defendants to that action owe fiduciary duties to PAA, its limited partners, and its unitholders which allegedly have been breached by the failure to take actions to protect the interests of PAA, its limited partners, and its unitholders.

The Sperber complaint requests the following relief: certification of a class action, an injunction preventing consummation of the buyout offer (or rescinding it if consummated), an injunction requiring PAA and Plains AAP to act to protect the interest of PAA, its limited partners, and its unitholders, a declaration that the individual defendants breached their fiduciary duties to the plaintiff and the putative class, an accounting of all assets, money, and other value improperly received from Plains Resources, disgorgement and imposition of a constructive trust on all property and profits defendants received as a result of wrongful conduct, damages to the class, interest, attorneys’ fees, and other costs, along with such other relief as the Court might find just and proper. Pursuant to an agreement among counsel, no response to the Sperber complaint is required until March 10, 2004.

Other

The previously reported lawsuit regarding the termination of an electric services contract with Commonwealth Energy Corporation was settled in January 2004 by Plains Exploration under its indemnity obligation to us. All claims of the lawsuit have been released.

In the ordinary course of our business, we are a claimant or defendant in various legal proceedings. We do not believe that the outcome of any pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Directors and Executive Officers of Plains Resources

Listed below are our directors and executive officers, their age as of February 29, 2004, and their business experience for the last five years.

Directors

James C. Flores, age 44, Chairman of the Board since December 2002. He was our Chairman of the Board and Chief Executive Officer from May 2001 to December 2002. He was Co-founder and Chairman from inception of Ocean Energy, Inc., an oil and gas company, and, at various times, President and Chief Executive Officer from 1992 until March 1999. In March 1999 Ocean Energy, Inc. was merged with Seagull Energy Corporation where Mr. Flores served as Chairman of the Board of the new Ocean Energy, Inc. from March 1999 until January 2000, and as Vice Chairman from January 2000 until January 2001. From January 2001 to May 2001 Mr. Flores managed various private investments. Mr. Flores has been Chairman of the Board, Chief Executive Officer and a Director of PXP since September 2002 and became President in March 2004.

William M. Hitchcock, age 64, Director since 1977. Mr. Hitchcock is a partner and has been President since 1996 of Pembroke LLC, a NASD investment firm. In addition, he is Chief Executive Officer of Camelot Oil & Gas, a private oil and gas company. He is also a director of Maxx Petroleum Ltd., an oil and gas company, Thoratec Corporation, a medical device company, and Luna Imaging, Inc., a digital imaging company. From 1992 to 1995, Mr. Hitchcock served as President of Plains Resources International Inc., which was formerly one of our wholly-owned subsidiaries. In addition, he was our Chairman of the Board from August 1981 to October 1992, except for the period from April 1987 to October 1987, when he served as our Vice Chairman.

William C. O’Malley, age 66, Director since April 2003. Mr. O’Malley is a director (since 1994) of and former Chairman of the Board of Tidewater Inc., a public offshore marine transportation, shipyard facilities and containerized shipping company. He was Tidewater Inc.’s Chief Executive Officer from 1994 to 2002 and served as its President from 1994 to 2001. Mr. O’Malley has been a director of Hibernia Corporation, the holding company for Hibernia National Bank, since 1995. He is also a director of BE&K Inc., an engineering and construction contractor. Mr. O’Malley is a certified public accountant and a former partner with Arthur Young, a predecessor accounting firm to Ernst & Young LLP.

D. Martin Phillips, age 50, Director since June 2001. Mr. Phillips has been a Managing Director and principal of EnCap Investments L.P., or EnCap, a funds management and investment banking firm that focuses exclusively on the oil and gas industry, since November 1989. From 1978 to when he joined EnCap, Mr. Phillips served as Senior Vice President in the Energy Banking Group of NCNB Texas National Bank in Dallas, Texas. From 1999 to June 2003, Mr. Phillips served as a director of 3TEC Energy Corporation. Mr. Phillips also currently serves as a director of seven privately held EnCap portfolio companies and Small Steps Nurturing Center. He formerly served as president of the Houston Producers’ Forum.

Robert V. Sinnott, age 54, Director since 1994. Mr. Sinnott has been Senior Vice President of Kayne Anderson Investment Management, Inc., an investment management firm, since 1992. He is also a director of Glacier Water Services, Inc., a vended water company, and Plains All American GP LLC, the general partner of Plains AAP, L.P., which is in turn the general partner of PAA. Mr. Sinnott was Vice President and Senior Securities Officer of the Investment Banking Division of Citibank from 1986 to 1992.

J. Taft Symonds, age 64, Director since 1987. Mr. Symonds has been Chairman of the Board of Symonds Trust Co. Ltd., an investment firm, and Chairman of the Board of Maurice Pincoffs Company,

Inc., an international marketing firm, since 1978. He is also Chairman of the Board of Tetra Technologies, Inc., an oilfield services company, and a director of Plains All American GP LLC, the general partner of Plains AAP LP, which is in turn the general partner of PAA.

Executive Officers

John T. Raymond, age 33, Chief Executive Officer since December 2002. Mr. Raymond served as our President and Chief Operating Officer from November 2001 to December 2002 and as Executive Vice President and Chief Operating Officer from May 2001 to November 2001. In addition, Mr. Raymond served as Director of Corporate Development of Kinder Morgan, Inc. from January 2000 to May 2001, and as Vice President of Corporate Development of Ocean Energy, Inc. from April 1998 to January 2000. Mr. Raymond also served as Vice President of Howard Weil Labouisse Friedrichs, Inc., an energy investment company, from 1992 to April 1998. In addition, Mr. Raymond is a director of Plains All American GP LLC, the general partner of Plains AAP LP, which is in turn the general partner of PAA. Mr. Raymond served as President and Chief Operating Officer of PXP from September 2002 to March 2004.

Stephen A. Thorington, age 48, Executive Vice President and Chief Financial Officer since February 2003. He served as Acting Executive Vice President and Chief Financial Officer from December 2002 to February 2003 when he was appointed to his current position. Mr. Thorington has been Executive Vice President and Chief Financial Officer of PXP since September 2002. Mr. Thorington was Senior Vice President—Finance and Corporate Development of Ocean Energy, Inc. from July 2001 to September 2002 and Senior Vice President—Finance, Treasury and Corporate Development of Ocean Energy, Inc. from March 1999 to July 2001. He also served as Vice President, Finance and Treasurer of Seagull Energy Corporation from May 1996 to March 1999.

John F. Wombwell, age 42, has been Executive Vice President, General Counsel and Secretary of our company and of PXP since September 2003. Prior to joining Plains Resources, Mr. Wombwell was General Counsel of ExpressJet Airlines, Inc. from April 2002 to September 2003 and Integrated Electrical Services, Inc. from January 1998 to April 2002. Prior to that time, Mr. Wombwell was a partner at the law firm of Andrews & Kurth L.L.P., where he practiced law in the area of corporate and securities matters, representing a variety of public companies.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed and traded on the New York Stock Exchange under the symbol “PLX”. The number of stockholders of record of our common stock as of February 29, 2004 was 933.

The following table sets forth the range of high and low closing sales prices for our common stock as reported on the applicable Stock Exchange Composite Tapes for the periods indicated below.

	High	Low
2003
1st Quarter	$12.70	$10.41
2nd Quarter	14.50	10.90
3rd Quarter	14.54	12.45
4th Quarter	16.10	12.55
2002
Before Spin-off
1st Quarter	24.99	22.35
2nd Quarter	27.75	24.60
3rd Quarter	26.95	21.92
4th Quarter	25.88	20.18
After Spin-off
4th Quarter	12.51	11.85

Dividend Policy

We have not paid cash dividends on shares of our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the amount of dividends we can pay is restricted by provisions of our loan facility.

Item 6. SELECTED FINANCIAL DATA

The following selected financial information was derived from, and is qualified by reference to, our consolidated financial statements, including the notes thereto, appearing elsewhere in this report. As a result of the spin-off, the historical results of the operations of PXP are reflected in our financial statements as “discontinued operations”. As a result of the reduction in our ownership interest in PAA in 2001, our ownership interest in PAA is accounted for using the equity method of accounting effective January 1, 2001. In prior periods, PAA is included on a consolidated basis. This selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except per share information).

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenues
Crude oil sales to PAA	$22,164	$19,275	$17,211	$17,213	$16,136
Hedging	(307)	(613)	(1,181)	(6,570)	(3,658)
Marketing, transportation, storage and terminalling	—	—	—	6,425,644	10,796,998
Gain on sale of assets (1)	—	—	—	48,188	16,457

	21,857	18,662	16,030	6,484,475	10,825,933

Costs and Expenses
Production expenses	8,532	6,421	7,397	5,912	5,118
Oil transportation expenses	3,906	3,775	4,449	3,752	3,740
Other operating expenses	137	115	—	—	—
General and administrative	6,973	5,747	11,083	44,468	27,035
Marketing, transportation, storage and terminalling	—	—	—	6,292,615	10,689,308
Unauthorized trading losses and related expenses (2)	—	—	—	7,963	166,440
Depreciation, depletion, amortization and accretion	4,995	4,139	4,816	28,362	23,669

	24,543	20,197	27,745	6,383,072	10,915,310

Other Income (Expense)
Equity in earnings of PAA	15,073	18,807	18,540	—	—
Gains on PAA unit transactions and public offerings (3)	33,237	14,512	170,157	—	9,787
Loss on debt extinguishment	—	(10,319)	—	(15,148)	(1,545)
Gain (loss) on derivatives	(6,728)	—	—	—	—
Interest expense	(2,222)	(5,866)	(8,974)	(39,943)	(31,466)
Interest and other income	97	239	(312)	7,068	1,150
Minority interest in PAA	—	—	—	(35,565)	40,911
Income tax expense	(16,464)	(6,106)	(67,072)	(5,628)	26,104

Income (Loss) From Continuing Operations	20,307	9,732	100,624	12,187	(44,436)
Income from discontinued operations, net of tax	—	27,800	54,693	28,749	19,105
Cumulative effect of accounting changes, net of tax	933	—	(1,986)	(121)	—

Net Income	21,240	37,532	153,331	40,815	(25,331)
Cumulative preferred dividends (4)	(603)	(1,400)	(27,245)	(14,725)	(10,026)

Income Available to Common Stockholders	$20,637	$36,132	$126,086	$26,090	$(35,357)

Income From Continuing Operations Per Share
Basic	$0.88	$0.35	$3.48	$(0.14)	$(3.16)
Diluted	$0.86	$0.34	$2.81	$(0.14)	$(3.16)
Balance Sheet Data
Working capital (deficit)	$(19,455)	$(11,971)	$(9,969)	$20,289	$115,867
Ownership interest in PAA	100,536	70,042	64,626	—	—
Total assets	176,048	161,412	648,788	1,394,329	1,689,560
Long-term debt	30,000	27,000	282,061	626,376	676,703
Redeemable preferred stock	—	—	—	50,000	138,813
Stockholders’ equity	100,904	105,509	254,852	137,140	40,619
Distributions from PAA	30,930	29,063	31,553	30,134	29,472

(1)	Relates to the sale of assets by PAA.
(2)	Relates to losses resulting from unauthorized trading activity by a former employee of PAA.
(3)	Amounts in 2003 relate to public offerings of PAA units and the conversion of certain subordinated units. Amounts in 2002 and 1999 relate to public offerings of PAA units. Amount in 2001 relates to sale of a portion of our interest in PAA and public offering of PAA units.
(4)	Amount for 2001 includes a $21.4 million deemed dividend and a $2.5 million cash payment related to the redemption and conversion of series F preferred stock in connection with our strategic restructuring.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

We are an independent energy company. We are principally engaged in the “midstream” activities of marketing, gathering, transporting, terminaling, and storage of oil through our equity ownership in Plains All American Pipeline, L.P., or PAA. PAA is a publicly traded master limited partnership actively engaged in the midstream energy markets. As of February 29, 2004 we owned 44% of the general partner of PAA and 12.4 million, or 21%, of the limited partnership units of PAA, which represented approximately 22% aggregate ownership interest in PAA. See “—Plains All American Pipeline, L.P.”. We also participate in the “upstream” activities of acquiring, exploiting, developing, exploring for and producing oil through our wholly-owned subsidiary, Calumet Florida L.L.C. (“Calumet”), which has producing properties in the Sunniland Trend in south Florida.

The book value of our ownership interest in PAA represents 57% of our total assets as of December 31, 2003, the book value of our Florida oil properties represents 30% and other assets (including $5 million of restricted cash) represent 13% of our total assets. As of December 31, 2003, the present value of our proved oil reserves was approximately $77.5 million (see “—Oil Production Operations”). The present value of our oil reserves as of December 31, 2003 determined in accordance with SEC requirements is based on prices, costs and assumptions in effect on that date. The price in effect at December 31, 2003 was $32.52 per barrel before adjustment for location and quality differential. This present value does not necessarily represent the actual value of such reserves since actual future prices and costs may be significantly higher or lower than the prices and costs on December 31, 2003. We currently own 11.1 million common units and 1.3 million Class B common units of PAA. The closing price of publicly traded PAA common units, as reported on the New York Stock Exchange, was $31.91 on December 31, 2003. The Class B common units are not publicly traded but do receive cash distributions from PAA. PAA’s financial performance directly impacts our financial performance and the market value performance of PAA’s limited partnership interests directly impacts the value of our assets. As a result, we encourage you to review PAA’s SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2003, to review and assess, among other things, PAA’s financial performance and financial condition, PAA’s business, operations, and competition, and risk factors associated with PAA’s business.

Spin-off of Plains Exploration & Production Company

Prior to December 18, 2002 Plains Exploration & Production Company, or PXP, was our wholly owned subsidiary. On December 18, 2002 we distributed the issued and outstanding shares of PXP common stock to the holders of record of our common stock as of the close of business on December 11, 2002. Each of our stockholders received one share of PXP common stock for each share of our common stock held. Prior to the spin-off, we made an aggregate of $52.2 million in cash contributions to PXP and transferred certain assets and liabilities to PXP, primarily related to land, unproved oil and gas properties, office equipment and compensation obligations.

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

We received a letter ruling from the IRS on May 22, 2002, as supplemented on November 5, 2002, to the effect that the spin-off qualifies as a tax-free distribution. A letter ruling from the IRS, while generally binding on the IRS, may under certain circumstances be retroactively revoked or modified by the IRS. A letter ruling is based on the facts and representations presented in the request for that ruling. Generally, an IRS letter ruling will not be revoked or modified retroactively if there has been no misstatement or omission of material facts, the facts at the time of the transaction are not materially different from the facts upon which the IRS letter ruling was based, and there has been no change in the applicable law. We are not aware of any facts or circumstances that would cause the representations in the ruling request to be untrue or incomplete in any material respect.

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

Our oil production expenses include salaries and benefits of field personnel, electric costs, maintenance costs, production, ad valorem and severance taxes, and other costs necessary to operate our producing properties. Depletion of capitalized costs of producing oil and gas properties is provided using the units of production method based upon proved reserves. For the purposes of computing depletion, proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary. General and administrative expenses consist primarily of salaries and related benefits of administrative personnel, office rent, systems costs and other administrative costs.

Midstream Operations

We account for our ownership interest in PAA using the equity method of accounting. We record equity in earnings of PAA based on our aggregate ownership interest, as adjusted for general partner incentive distributions. Equity in earnings for our general partner interest is based on our 44% share of 2% of PAA’s net income plus the amount of the general partner incentive distribution. Equity in earnings for our limited partner units is based on our ownership percentage of limited partner units (21% at December 31, 2003) multiplied by 98% of PAA’s net income less the general partner incentive distribution. Increased earnings attributable to the general partner incentive distributions will be somewhat offset because of our ownership of limited partner units. Cash distributions received from PAA are not reflected in earnings, but reduce our ownership interest in PAA.

When PAA sells additional limited partner units and we do not purchase additional units, our ownership interest in PAA is reduced, creating an “implied sale” of a portion of our ownership interest. We have recognized gains from PAA equity issuances representing the difference between our carrying cost and the fair value of the interest deemed sold.

Results of Operations

In 2003 our net income was $21.2 million. We had revenues from oil sales of $21.9 million and costs and expenses totaled $24.5 million. Our equity in the earnings of PAA was $15.1 million and we recognized $33.2 million in gains on PAA unit transactions and public offerings. Our derivative transactions resulted in a $4.3 million fair value loss and $2.4 million in settlement losses and we had $2.2 million in interest expense. Income tax expense for the year was $16.5 million. We also recognized a $0.9 million gain on the adoption of a new accounting policy related to our accounting for asset retirement obligations.

The following table reflects the components of our oil and gas revenues from continuing operations and sets forth our revenues and costs and expenses from continuing operations on a BOE basis:

	Year Ended December 31,
	2003	2002	2001
Production (MBbls)	845	970	954
Sales (MBbls)	926	869	1,060
Sales Price per Bbl
Average NYMEX price	$30.99	$26.15	$26.01
Differential	(7.06)	(3.97)	(9.77)

	23.93	22.18	16.24
Hedging	(0.33)	(0.71)	(1.11)

	23.60	21.47	15.13
Derivative cash settlements	(2.57)	—	—

	21.03	21.47	15.13
Costs and Expenses per Bbl
Production expenses	7.99	6.72	6.63
Production and ad valorem taxes	1.22	0.67	0.35
Oil transportation expenses	4.22	4.34	4.20
DD&A (oil & gas properties)	4.78	3.73	2.74

In the first quarter of 2003, the NYMEX oil price and the price we receive for our Florida oil production did not correlate closely enough for our hedges to qualify for hedge accounting under the applicable accounting rules. As a result, we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of the derivatives in earnings prospectively from that date. The $2.1 million ($1.0 million, net of tax) net loss in Other Comprehensive Income (“OCI”) at January 31, 2003 ($0.3 million, $0.2 million net of tax at December 31, 2003) related to these hedges will be recognized in earnings as the related production is delivered. In 2003 the hedging amount presented in the above table relates only to oil sold in January 2003. None of our current derivatives qualify for hedge accounting. Derivative instruments that we enter into in the future may or may not qualify for hedge accounting.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Net income was $21.2 million for 2003 compared to income from continuing operations of $9.7 million for 2002. Including income from discontinued operations, net income was $37.5 million for 2002.

Oil revenues. Oil revenues, excluding the effect of hedging, increased 15%, or $2.9 million, from $19.3 million for 2002 to $22.2 million for 2003. Our average sales price for oil excluding hedging increased 8%, or $1.75, to $23.93 per Bbl for 2003 from $22.18 per Bbl for 2002. An increase in the NYMEX price to $30.99 per Bbl was partially offset by an increase in the average differential for location and quality from $3.97 per Bbl in 2002 to $7.06 in 2003. Including the effect of hedging, our average realized price for 2002 was $21.47 per Bbl and our average realized price for 2003 was $23.60 per Bbl. After deducting our $2.57 per Bbl loss on cash settlements of derivatives, our average realized price for 2003 period was $21.03 per Bbl.

Reported sales volumes from our Florida properties were 926 MBbls in 2003 compared to 869 MBbls in 2002. In accordance with SEC Staff Accounting Bulletin 101 we reflect revenue from oil production in the period it is sold as opposed to when it is produced. Oil volumes decreased 13% on an “as produced” basis, with production volumes of 845 MBbls in 2003 compared to 970 MBbls in 2002. The location of our Florida properties and the timing of the barges that transport the oil to market cause reported sales volumes to differ from production volumes. Actual timing of sales volumes is difficult to predict. The Florida oil is typically sold in shipments that range from approximately 110 MBbls to 140 MBbls and typically occurs every 30-50 days. In addition, our Florida properties consist of a relatively low number of higher volume wells and downtime due to equipment failures and other operational issues can cause production from this area to be volatile.

Production expenses. Production expenses increased 27%, or $1.6 million, to $7.4 million ($7.99 per Bbl) for 2003 from $5.8 million ($6.72 per Bbl) for 2002. The increase is primarily attributable to increased fuel and electricity costs and higher costs for maintenance and repairs.

Production and ad valorem taxes. Production and ad valorem taxes increased $0.5 million, to $1.1 million for 2003 from $0.6 million for 2002 primarily due to increased sales volumes and the expiration of severance tax exemptions for several wells in the second quarter of 2002. Unit production and ad valorem taxes were $1.22 per Bbl for 2003 compared to $0.67 per Bbl in 2002.

Oil transportation expenses. Gathering and transportation expenses increased 3%, or $0.1 million, from $3.8 million in 2002 to $3.9 million in 2003. On a per Bbl basis, oil transportation expenses decreased from $4.34 per Bbl in 2002 to $4.22 per Bbl in 2003.

General and administrative expenses. General and administrative expenses, or G&A expense, increased 23%, or $1.3 million, from $5.7 million in the 2002 to $7.0 million in 2003, primarily from costs incurred in connection with a buyout proposal received during 2003 and non-cash compensation expense related to restricted stock awards.

Depreciation, depletion, amortization and accretion, or DD&A. DD&A expense increased 22%, or $0.9 million, to $5.0 million for the year ended December 31, 2003 from $4.1 million for 2002. The increase is primarily due to higher sales volumes in 2003 versus 2002 and an increase in our average DD&A rate from $3.73 per Bbl in 2002 to $4.78 per Bbl in 2003. Accretion expense for 2003 was $0.2 million. Accretion expense represents the adjustment of our asset retirement obligation to its present value at the end of the period.

Other operating expenses. Other operating expenses for 2003 and 2002 include $0.1 million losses on the disposition of materials and supplies inventory.

Equity in earnings of Plains All American Pipeline, L.P. Our equity in earnings of PAA decreased $3.7 million to $15.1 million for 2003 from $18.8 million for 2002 due to lower PAA earnings and a decrease in our ownership in PAA as a result of its 2003 equity offerings. PAA had net income of $59.4 million for 2003 compared to $65.3 million in 2002. Our equity in earnings of PAA was reduced by approximately $7.7 million pre-tax as a result of a $28.8 million compensation accrual by PAA associated with PAA’s assessment of the probable vesting in 2004 of restricted unit grants pursuant to PAA’s long term incentive plan and a noncash loss on debt refinancing of $3.3 million recognized by PAA in 2003. Our ownership interest in PAA was 22% at December 31, 2003 and 25% at December 31, 2002.

Gain on Plains All American Pipeline, L.P. unit offerings and subordinated unit conversion. In the years ended December 31, 2003 and 2002 we recognized noncash gains totaling $23.5 million and $14.5 million, respectively related to PAA’s public equity offerings in these periods. The gains are recognized to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from the equity offerings. In the fourth quarter of 2003 we recognized a noncash gain of $9.7 million related to the conversion of one fourth of our PAA subordinated units to common units. The gain is recognized to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from the conversion.

Gain (loss) on derivatives. As previously discussed, we were required to discontinue hedge accounting effective February 1, 2003. As a result, in the year ended December 31, 2003 we recorded a $6.7 million loss on derivatives that consisted of a $4.3 million loss in fair value and $2.4 million in settlement losses.

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

Interest expense. Interest expense decreased $3.7 million, to $2.2 million for 2003 from $5.9 million for 2002, primarily reflecting lower outstanding debt.

Income tax expense. Income tax expense increased $10.4 million to $16.5 million for 2003 from $6.1 million for 2002. The increase was primarily due to higher pre-tax income from continuing operations as well as an increase in our effective tax rate, from 39% in 2002 to 45% in 2003.

Our effective tax rate reflects the Canadian taxes attributable to our share of PAA’s earnings related to their Canadian operations. Since, for U.S. federal income tax purposes, we utilize net operating loss carryforwards, or NOLs, to reduce our currently payable taxes, we receive a deduction rather than a credit for Canadian income taxes. As a result of the double taxation of such Canadian earnings, our effective tax rate is higher than would normally be expected. Current income tax expense for 2003 and 2002 includes benefits of approximately $2.0 million and $2.9 million, respectively, representing tax paid in prior periods that was refunded to us as the result of certain legislation that allowed us to offset 100% of alternative minimum taxable income with NOLs. Previously, we could only offset 90% of AMT income with NOLs. The current income tax benefit is offset by a corresponding charge to deferred income tax expense. This change in the regulations did not change our overall effective tax rate and had no effect on net income.

Cumulative effect of accounting change. In the first quarter of 2003 we recognized a $0.9 million net of tax gain related to the adoption of Statement of Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations”. See “Recent Accounting Pronouncements” for a discussion of the adoption of SFAS No. 143.

Income from discontinued operations. Income from discontinued operations of $27.8 million in 2002 reflects the net after tax earnings of PXP, which was spun off in the fourth quarter of 2002.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

In 2002, we reported net income of $37.5 million compared to net income of $153.3 million in 2001. Income from continuing operations was $9.7 million in 2002 compared to $100.6 million for 2001. Results for 2001 were affected by special items including $170.2 million of pre-tax gains related to the sale of a portion of our ownership interest in PAA and PAA’s equity offerings.

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

Production expenses. Our production expenses decreased 17%, or $1.2 million, to $5.8 million for the year ended December 31, 2002 from $7.0 million for 2001 primarily due to lower reported sales volumes. Unit production expenses for 2002 were $6.72 per Bbl compared to $6.63 in 2001.

Production and ad valorem taxes. Production and ad valorem taxes increased $0.2 million, to $0.6 million for 2002 from $0.4 million for 2001 primarily due to the expiration of severance tax exemptions for several wells. Unit production and ad valorem taxes were $0.67 per Bbl for 2002 compared to $0.35 per Bbl in 2001.

Oil transportation expenses. Our oil transportation costs decreased 14% to $3.8 million in 2002 from $4.4 million in 2001 primarily reflecting lower sales volumes.

General and administrative expense. Our general and administrative, or G&A expense, decreased 49%, or $5.4 million, to $5.7 million for the year ended December 31, 2002 from $11.1 million for the prior year. The decrease primarily reflects the $8.7 million of nonrecurring costs in 2001 related to our June 2001 strategic restructuring, partially offset by a lower amount of G&A expenses being capitalized in 2002.

Depreciation, depletion, amortization and accretion, or DD&A. DD&A expense decreased 15%, or $0.7 million, to $4.1 million for the year ended December 31, 2002 from $4.8 million for 2001. The decrease is primarily due to lower sales volumes in 2002 versus 2001. Our average DD&A rate for 2002 was $3.73 per Bbl compared to $2.74 per Bbl in 2001.

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

The 2001 gain on PAA units reflects: (i) $129.4 million in gains related to the sale of a portion of our ownership interest in PAA in connection with our June 2001 strategic restructuring; (ii) $38.8 million of gains resulting from the increase in the book value of our equity in PAA to reflect our proportionate share of the increase in the underlying net assets of PAA resulting from PAA’s 2001 public equity offerings, in which we did not participate; and (iii) a $2.0 million gain related to the vesting of certain unit grants.

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

Interest expense. Our interest expense decreased $3.1 million, to $5.9 million for the year ended December 31, 2002 from $9.0 million for 2001. The decrease is due to the redemption of the 10.25% notes and the repayment of amounts outstanding under our revolving credit facility on July 3, 2002. From this date through early December 2002, when we borrowed $45 million under our tem loan facility, we had no outstanding debt. Outstanding debt during this period was debt of PXP and accordingly, interest expense for this period is reflected in discontinued operations.

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

Liquidity and Capital Resources

General

At December 31, 2003 we had negative working capital of $19.5 million. Cash generated from our upstream operations and PAA distributions are our primary sources of liquidity. We believe that we have sufficient liquid assets and cash from operations and PAA distributions to meet our short term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

If PAA could not, for any reason, make its minimum quarterly distribution payments on its limited partnership interests, this would impair our cash flows and our ability to meet our short and long-term cash needs. Thus, PAA’s financial and operational performance directly affects our financial and operational performance. We encourage you to review PAA’s SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2003.

PAA Cash Distributions

PAA’s partnership agreement requires that it distribute 100% of available cash within 45 days after the end of each quarter to unitholders of record and to its general partner. Available cash is generally defined as all cash and cash equivalents on hand at the end of each quarter less reserves established by PAA’s general partner for future requirements.

Prior to the fourth quarter of 2003 PAA had outstanding 10.0 million subordinated units, of which we owned 4.5 million units. The subordinated units were not publicly traded and were subordinated in the right to distributions. Common units accrue arrearages with respect to distributions for any quarter during the subordination period and subordinated units do not accrue any arrearages. PAA met certain financial requirements and 25% of the subordinated units converted to common units in the fourth quarter of 2003. The remaining subordinated units converted to common units in February 2004.

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

PAA’s general partner is entitled to receive incentive distributions if the amount distributed with respect to any quarter exceeds levels specified in its partnership agreement (the “MQD”). Generally the general partner is entitled, to 15% of amounts PAA distributes in excess of $0.450 per unit, 25% of the amounts PAA distributes in excess of $0.495 per unit and 50% of amounts PAA distributes in excess of $0.675 per unit.

Based on PAA’s $0.5625 per unit distribution paid in the first quarter of 2004 ($2.25 per unit annualized), we would receive an annual distribution from PAA of approximately $32.6 million for 2004, including $4.1 million for our general partner distribution (including $2.9 million for the general partner incentive distribution).

Cash distributions on PAA’s outstanding common units and Class B common units and the portion of the distributions representing an excess over the MQD for 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
	2003		2002		2001
	Distribution	Excess over MQD	Distribution	Excess over MQD	Distribution	Excess over MQD
First Quarter	$0.5375	$0.0875	$0.5250	$0.0750	$0.4750	$0.0250
Second Quarter	$0.5500	$0.1000	$0.5375	$0.0875	$0.5000	$0.0500
Third Quarter	$0.5500	$0.1000	$0.5375	$0.0875	$0.5125	$0.0625
Fourth Quarter	$0.5500	$0.1000	$0.5375	$0.0875	$0.5125	$0.0625

Financing Activities

At December 31, 2003, $50.0 million was outstanding under the secured term loan facility. The term loan is repayable in twelve quarterly installments of $5.0 million each, that commenced on August 31, 2003 with a final maturity of May 31, 2006. Amounts outstanding under the term loan bear an annual interest rate, at our election, equal to either the Base Rate (as defined in the agreement) plus 1.5%, or LIBOR plus 3%. The term loan requires that we maintain $5.0 million on deposit in a debt service reserve account with one of the lending banks. Our average borrowing rate for 2003 was 4.3% (4.2% at December 31, 2003).

To secure the term loan, we pledged 100% of the shares of stock of our subsidiaries, pledged 5.2 million of our PAA common units and delivered mortgages on Calumet’s oil and gas properties. To the extent the outstanding principal under the term loan exceeds the balance in the debt service reserve account plus 50% of the fair market value of the pledged common units, we are required to repay the excess. The fair market value of the pledged units is determined based on the closing price of PAA common units as reported on the New York Stock Exchange.

The term loan contains covenants that limit our ability, as well as the ability of our subsidiaries, to incur additional debt, make investments, create liens, enter into leases, sell assets, change the nature of our business or operations, guarantee other indebtedness, enter into certain types of hedge agreements, enter into take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, if an event of default exists, the term loan prohibits us from paying dividends or repurchasing or redeeming shares of any class of capital stock. The term loan requires us to maintain a minimum consolidated tangible net worth (as defined) and a consolidated debt service coverage ratio (as defined in the agreement) of 1.0 to 1.0. At December 31, 2003, we were in compliance with the covenants contained in the term loan facility.

Cash Flows from Continuing Operations

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Cash provided by (used in):
Operating activities	$27.0	$7.6	$3.3
Investing activities	(5.4)	(7.3)	96.5
Financing activities	(25.9)	(235.4)	(90.7)

Operating Activities. Net cash provided by operating activities in 2003 totaled $27.0 million compared to $7.6 million in 2002. The increase primarily reflects the absence of debt extinguishment costs in 2003 and the negative effect in 2002 of the decrease in current liabilities reflecting the payment of costs incurred in prior periods. Net cash provided by operating activities in 2002 totaled $7.6 million compared to $3.3 million in 2001. The net increase is primarily attributable to higher realized oil prices and increased sales volumes.

Investing Activities. In 2003 net cash used in investing activities totaled $5.4 million. Additions to oil and gas properties and equipment used $3.1 million in cash, and we made capital contributions to PAA of $2.3 million to maintain our proportionate general partner share interest as a result of equity offerings by PAA. In 2002 net cash used in investing activities totaled $7.3 million. Additions to oil and gas properties and equipment used $5.9 million in cash, and we made capital contributions to PAA of $1.3 million to maintain our proportionate general partner share interest as a result of equity offerings by PAA. In 2001 net cash provided by investing activities was $96.5 million. Additions to oil and gas properties and equipment used $6.0 million in cash, and we made capital contributions to PAA of $4.0 million to maintain our proportionate general partner share of equity offerings by PAA. These uses of cash were offset by $106.9 million in cash proceeds received as a result of our June 2001 strategic restructuring.

Financing activities. Cash used in financing activities in 2003 included a net increase in long-term debt of $5.0 million, $2.8 million in proceeds from issuances of our common stock, $23.3 million to retire our outstanding Series D preferred stock, $9.0 million in treasury stock purchases and $0.6 million in preferred stock dividends. Cash used in financing activities in 2002 included a net reduction in long-term debt of $234.0 million, $5.2 million in proceeds from issuances of our common stock, and $1.4 million in preferred stock dividends. Cash used in financing activities in 2001 included a net reduction in long-term debt of $23.4 million, expenditures of $67.7 million for our repurchase of 2.8 million shares of our common stock, $9.2 million in proceeds from issuances of our common stock, and $8.7 million in preferred stock dividends.

Capital Expenditures

We have made and will continue to make capital expenditures with respect to our oil properties. We intend to make aggregate capital expenditures of approximately $3.5 million in 2004 for exploitation of our existing properties. These expenditures will be funded with cash from operations and PAA distributions.

When PAA issues equity, the general partner is required to contribute cash to maintain its 2% general partner interest. In 2003 PAA issued units in public equity offerings and we were required to make cash capital contributions to the general partner of PAA totaling $2.3 million for our 44% interest in the general partner. If PAA issues equity in the future, we will be required to make additional cash capital contributions.

Our Board of Directors has authorized the repurchase of up to eight million shares of our common stock. Through December 31, 2003, we had repurchased a total of 4.9 million shares at a total cost of approximately $100.4 million.

Contractual Obligations

At December 31, 2003, the aggregate amounts of contractually obligated payment commitments for the next five years are as follows (in thousands):

	2004	2005	2006	2007	2008	Total
Long-term debt	$20,000	$20,000	$10,000	$—	$—	$50,000
Operating leases	23	23	6	—	—	52

	$20,023	$20,023	$10,006	$—	$—	$50,052

Of such amounts, $20.0 million is due in less than one year and the total amount is due in one to three years.

Commitments and Contingencies

In connection with the reorganization and the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. See—Items 1 and 2. Business and Properties—“Spin-off Agreements”.

Environmental Matters. As discussed under “Business & Properties—Regulation—Environmental.” as an owner or lessee and operator of oil and gas properties, we are subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. Typically when producing oil and gas assets are purchased, one assumes the obligation to plug and abandon wells that are part of such assets. We have established policies for continuing compliance with environmental laws and regulations. Also, we maintain insurance coverage for environmental matters, which we believe is customary in the industry, but we are not fully insured against all environmental risks. There can be no assurance that current or future local, state or federal rules and regulations will not require us to spend material amounts to comply with such rules and regulations.

Plugging, Abandonment and Remediation Obligations. Consistent with normal industry practices, our oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. Typically when producing oil and gas assets are purchased, one assumes the obligation to plug and abandon wells that are part of such assets. We have estimated that at December 31, 2003 the costs to perform these tasks will be approximately $8.1 million, net of salvage value.

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

As discussed under “Legal Proceedings”, in the ordinary course of business, we are a claimant or defendant in various legal proceedings. In particular, we are a defendant in a number of lawsuits related to the sale of the Company. See Item 3.—Legal Proceedings.

The previously reported lawsuit regarding the termination of an electric services contract with Commonwealth Energy Corporation was settled in January 2004 by Plains Exploration under its indemnity obligation to us. All claims of the lawsuit have been released.

PAA’s Commitments and Contingencies

For a discussion of PAA’s commitments and contingencies, we recommend you review PAA’s Annual Report on Form 10-K for the year ended December 31, 2003, and other applicable SEC filings by PAA.

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

100.00%

Also, each of we, Sable Investments, Kafu Holdings, and E-Holdings may appoint one member of the Plains All American GP LLC board of directors. Under a Voting and Designation Agreement dated December 18, 2003, we have the right to direct Sable Investments to appoint the person we designate as director of Plains All American GP LLC.

Our Relationship with PAA

We have ongoing relationships with PAA, including:

•	a marketing agreement that provides that PAA will purchase all of our equity oil production at market prices for a fee of $.20 per barrel. In 2003, PAA paid us $26.2 million for such equity production, including the royalty share of production, and we paid PAA $0.2 million in marketing fees;

•	a separation agreement whereby, among other things, (1) we agreed to indemnify PAA, its general partner, and its subsidiaries against (a) any claims related to the upstream business, whenever arising, and (b) any claims related to federal or state securities laws or the regulations of any self-regulatory authority, or other similar claims, resulting from alleged acts or omissions by us, our subsidiaries, PAA, or PAA’s subsidiaries occurring on or before June 8, 2001, and (2) PAA agreed to indemnify us and our subsidiaries against any claims related to the midstream business, whenever arising.

Our Relationship with PXP

In connection with the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the year ended December 31, 2003, PXP billed us $0.5 million for services provided to us under these agreements and we billed PXP $0.1 million for services we provided under these agreements.

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

Periodically, we enter into hedging arrangements relating to a portion of our oil production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations. Hedging instruments used are typically fixed price swaps and collars and purchased puts and calls. While the use of these types of hedging instruments limits our downside risk to adverse price movements, we are subject to a number of risks, including instances in which the benefit to revenues is limited when commodity prices increase. For a further discussion concerning our risks related to oil prices and our hedging programs, see “Item 7A—Quantitative and Qualitative Disclosures about Market Risks”.

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

Based on the book value of our proved oil and gas properties (including related deferred income taxes) and our proved reserve reports as of December 31, 2003, we believe that we would have a write-down under the full cost ceiling test rules at a net realized price for our oil production of approximately $17.00 to $19.00 per barrel. Based on an estimated oil differential at December 31, 2003 of $11.75 per barrel, we would have a write-down at a NYMEX oil index price of $28.75 to $30.75 per barrel.

Oil and gas reserves. The proved reserve information included herein was based on estimates prepared by an outside engineering firm. Estimates prepared by others may be higher or lower than these estimates.

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

You should not assume that the present value of future net cash flows is the current value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net revenues from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

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

PAA’s Critical Accounting Policies. For a discussion of PAA’s critical accounting policies, we recommend you review PAA’s Annual Report on Form 10-K for the year ended December 31, 2003, and other applicable SEC filings by PAA.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003. FIN 46 addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We do not believe we participate in any arrangement that would be subject to the provisions of FIN 46R.

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

We have entered into various derivative instruments to reduce our exposure to fluctuations in the market price of oil. The derivative instruments consist of oil swaps entered into with financial institutions. Derivative instruments are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended, or SFAS 133. All derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income (“OCI”), a component of our stockholders’ equity, to the extent the hedge is effective. Gains and losses on oil hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in oil revenues in the period that the related volumes are delivered.

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

In the first quarter of 2003, the NYMEX oil price and the price we received for our Florida oil production did not correlate closely enough for the hedges to qualify for hedge accounting. As a result, we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of the hedges in earnings prospectively from that date. In 2003, we recorded a $6.7 million loss on derivatives that consisted of a $4.3 million loss for the decrease in the fair value of our derivatives and a $2.4 million loss on cash settlements of such derivatives. In addition a $0.3 million loss on cash settlements for January 2003 is reflected as a reduction of revenues. None of our current hedges qualify for hedge accounting.

At December 31, 2003, Accumulated OCI consisted of unrealized losses of $0.3 million ($0.2 million, net of tax) on our oil hedging instruments generated prior to the discontinuation of hedge accounting, unrealized losses of $0.5 million ($0.3 million, net of tax) related to pension liabilities and an unrealized gain of $7.0 million ($3.9 million, net of tax) related to our equity in the OCI gains of PAA. At December 31, 2003, the liability related to our open oil derivative instruments was included in current liabilities ($2.8 million), other long-term liabilities ($1.8 million), and deferred income taxes (a tax benefit of $0.1 million).

As of December 31, 2003, $0.3 million ($0.2 million, net of tax) of deferred net losses on our oil derivative instruments recorded in OCI are expected to be reclassified to earnings during the following twelve month period as the hedged volumes are produced and sold.

Commodity Price Risk. At February 29, 2004, we had the following open oil derivative positions:

	2004	2005	2006
Swaps
Average price $25.01/bbl	1,500	—	—
Average price $24.70/bbl	—	1,000	—
Average price $24.43/bbl	—	—	1,000

Assuming our fourth quarter 2003 production volumes are held constant in subsequent periods, these positions result in our hedging approximately 66%, 44% and 44% of oil production in 2004, 2005 and 2006, respectively. Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net price per barrel.

The fair value of outstanding oil derivative commodity instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below (in millions):

	December 31,
	2003		2002
	Fair Value	Effect of 10% Price Decrease	Fair Value	Effect of 10% Price Decrease
Swaps and options contracts	$(1.0)	$3.6	$(0.4)	$1.9

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

Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. At December 31, 2003 we had $50.0 million outstanding under our credit facility, repayable $20.0 million in 2004, $20.0 million in 2005 and $10.0 million in 2006. Our credit facility bears interest at a base rate (as defined) or LIBOR plus the applicable margin (4.2% at December 31, 2003). The carrying value of our credit facility debt approximates fair value because interest rates are variable, based on prevailing market rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required here is included in this report as set forth in the “Index to Financial Statements” on page F-1.

The financial statements, including the notes thereto, of PAA are incorporated herein by reference to pages F-1 through F-36 of PAA’s Annual Report on Form 10-K for the year ended December 31, 2003 (as may be amended from time to time). The PAA financial statements were prepared by PAA.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers will be included in an amendment to this Form 10-K or in the proxy statement for the 2004 annual meeting of stockholders in either case to be filed within 120 days after December 31, 2003, and is incorporated by reference to this report.

We have provided summary information with respect to our directors and executive officers following Item 4 in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in an amendment to this Form 10-K or in the proxy statement and is incorporated by reference to this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership and related stockholder matters will be included in an amendment to this Form 10-K or in the proxy statement and is incorporated by reference to this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be included in an amendment to this Form 10-K or in the proxy statement and is incorporated by reference to this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in an amendment to this Form 10-K or in the proxy statement and is incorporated by reference to this report.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” set forth on Page F-1.

The financial statements, including the notes thereto, of PAA are incorporated herein by reference to pages F-1 through F-36 of PAA’s Annual Report on Form 10-K for the year ended December 31, 2003 (as may be amended from time to time). The PAA financial statements were prepared by PAA.

(a) (3) Exhibits

2.1	Stock Purchase Agreement dated as of March 15, 1998, among Plains Resources Inc., Plains All American Inc. and Wingfoot Ventures Seven Inc. (incorporated by reference to Exhibit 2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2	Agreement and Plan of Merger, dated as of February 19, 2004, by and among Vulcan Energy Corporation, Prime Time Acquisition Corporation and Plains Resources Inc. (incorporated by reference to Appendix A to Plains’ Proxy Statement on Schedule 14A filed on March 1, 2004)

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

3.3	First Amendment to the Plains Resources Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Form S-1 Registration Statement (Reg. No. 33-33986)).

10.1	The Company’s 1992 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Reg. No. 33-48610)).

10.2	First Amendment to the Company’s 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Second Amendment to the Company’s 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1997).

10.4	Third Amendment to Plains Resources Inc. 1992 Stock Incentive Plan dated May 21, 1998 (incorporated by reference to Exhibit 10(aa) to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

10.5	The Company’s 1996 Stock Incentive Plan (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement (Reg. No. 333-06191)).

10.6	First Amendment to Plains Resources Inc. 1996 Stock Incentive Plan dated May 21, 1998 (incorporated by reference to Exhibit 10(z) to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

10.7	Second Amendment to Plains Resources 1996 Stock Incentive Plan dated May 20, 1999 (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

10.8	Third Amendment to Plains Resources 1996 Stock Incentive Plan dated June 7, 2000 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.9	Forms of Officer Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Form S-8 Registration Statement (Registration No. 333-45562)).

10.10	Contribution, Conveyance and Assumption Agreement among Plains All American Pipeline, L.P. and certain other parties dated as of November 23, 1998 (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

10.11	First Amendment to Contribution, Conveyance and Assumption Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

10.12	Crude Oil Marketing Agreement among Plains Resources Inc., Plains Illinois Inc., Stocker Resources, L.P., Calumet Florida, Inc. and Plains Marketing, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

10.13	Performance Stock Option Agreement dated as of May 8, 2001 between Plains Resources Inc. and James C. Flores (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.14	Separation Agreement dated as of June 8, 2001 by and among Plains Resources Inc., Plains Holdings Inc. (formerly known as Plains All American Inc.), Plains All American GP LLC, Plains AAP, LP and Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.15	Pension and Employee Benefits Assumption and Transition Agreement, dated as of June 8, 2001, by and between Plains Resources Inc., Plains Holdings Inc. (formerly known as Plains All American Inc.) and Plains All American GP LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.16	Contribution, Assignment and Amendment Agreement dated as of June 8, 2001, between Plains Holdings Inc. (formerly known as Plains All American Inc.), Plains AAP, LP and Plains All American GP LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.17	Registration Rights Agreement dated as of May 8, 2001, among Plains Resources Inc. and James C. Flores (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.18	Registration Rights Agreement dated as of June 8, 2001, among Plains Resources Inc., Strome Hedgecap Fund L.P., Strome Series Fund 1, Strome Series Fund 2 and Mark E. Strome. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.19	Registration Rights Agreement dated as of June 8, 2001, among Plains All American Pipeline, L.P., Sable Holdings, L.P., E-Holdings III, L.P., KAFU Holdings, LP, PAA Management, L.P., Mark E. Strome, Strome Hedgecap Fund, L.P., John T. Raymond, and Plains Holdings Inc. (formerly known as Plains All American Inc.) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.20	Registration Rights Agreement dated as of June 8, 2001, among Plains Resources Inc. and EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.21	Registration Rights Agreement dated as of June 8, 2001, among Plains Resources Inc. and Kayne Anderson Capital Advisors, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.22	Amended and Restated Limited Liability Company Agreement of Plains All American GP LLC, dated as of June 8, 2001, and amended as of September 16, 2003 (incorporated by reference to Exhibit 3.1 to the Plains All American Pipeline, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003).

10.23	Amended and Restated Limited Partnership Agreement of Plains AAP, L.P, dated June 8, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.24	Plains Resources Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.25	Combination Incentive Stock Option and Nonqualified Stock Option Agreement, dated as of June 7, 2001, between John T. Raymond and Plains Resources Inc. (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26	Performance Stock Option Agreement, dated as of June 7, 2001, between John T. Raymond and Plains Resources Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27	Secured Term Loan Agreement dated as of December 6, 2002, by and among the Company, Bank of Montreal as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 2, 2003).

10.28	First Amendment to Secured Term Loan Agreement dated as of May 9, 2003, by and among Plains Resources Inc., Bank of Montreal, as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003).

10.29	Second Amendment to Secured Term Loan Agreement dated as of June 6, 2003, by and among Plains Resources Inc., Bank of Montreal as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003).

10.30	Amended and Restated Employment Agreement, dated as of September 19, 2002, by and between James C. Flores and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.31	Amended and Restated Employment Agreement, dated as of September 19, 2002, by and between John T. Raymond and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.32	Employment Agreement dated as of September 8, 2003 by and between Stephen A. Thorington and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003).

10.33	Form of Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.35	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.36	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.37	Master Separation Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.1 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.38	Plains Exploration & Production Company Transition Services Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.2 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.39	Extension of Term of Plains Exploration & Production Company Transition Services Agreement, dated as of December 18, 2002, between PXP and the Company (incorporated by reference to Exhibit 10.3 to PXP’s Registration Statement on Form S-4 filed on February 12, 2003).

10.40	Plains Resources Inc. Transition Services Agreement dated July 3, 2002 between the Company and PXP (incorporated by reference to Exhibit 10.3 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.41	Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.4 to PXP’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.42	Technical Services Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.5 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.43	Intellectual Property Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.6 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.44	Employee Matters Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.7 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.45	Amendment No. 1 to Employee Matters Agreement, dated as of September 18, 2002, between the Company and PXP (incorporated by reference to Exhibit 10.22 to PXP’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

10.46	Amendment No. 1 to Master Separation Agreement, dated as of November 20, 2002, between the Company and PXP (incorporated by reference to Exhibit 10.24 to PXP’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.47	Amendment No. 2 to Employee Matters Agreement, dated as of November 20, 2002, between the Company and PXP (incorporated by reference to Exhibit 10.25 to PXP’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.48	Amendment No. 3 to Employee Matters Agreement, dated as of December 2, 2002, between PXP and the Company (incorporated by reference to Exhibit 10.23 to PXP’s Registration Statement on Form S-4 filed on February 12, 2003).

10.49	First Amendment to Plains Resources Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.50	Second Amendment to Plains Resources Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

21.1*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

23.3*	Consent of Netherland, Sewell and Associates, Inc.

31.1*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The financial statements of Plains All American Pipeline, L.P. included on pages F-1 through F-36 of PAA’s Annual Report on Form 10-K for the year ended December 31, 2003.

*	Filed herewith

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed on January 23, 2004 with respect to the Company’s press release of January 22, 2004 announcing that, after careful consideration, including a thorough review with independent financial and legal advisors, the Special Committee of the Board of Directors of Plains determined that the previously announced proposal by Vulcan Capital, along with Plains’ Chairman James C. Flores and its CEO and President, John T. Raymond to acquire all of Plains’ outstanding stock for $14.25 per share in cash was inadequate and not in the best interests of Plains stockholders.

A Current Report on Form 8-K was filed on February 20, 2004 with respect to the Company’s press release of February 19, 2004 announcing that following discussions and negotiations with the Vulcan Group and other interested parties, on February 19, 2004 the Special Committee of the Board of Directors of Plains announced that it has voted unanimously to recommend to the Board of Directors and to Plains Resources’ stockholders a $16.75 per share proposal from the Vulcan Group.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS RESOURCES INC.

Date: March 5, 2004	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2004	By:	/s/ JOHN T. RAYMOND
John T. Raymond, Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2004	By:	/s/ JAMES C. FLORES
James C. Flores, Chairman of the Board

Date: March 5, 2004	By:	/s/ WILLIAM M. HITCHCOCK
William M. Hitchcock, Director

Date: March 5, 2004	By:	/s/ WILLIAM C. O’MALLEY
William C. O’Malley, Director

Date: March 5, 2004	By:	/s/ D. MARTIN PHILLIPS
D. Martin Phillips, Director

Date: March 5, 2004	By:	/s/ ROBERT V. SINNOTT
Robert V. Sinnott, Director

Date: March 5, 2004	By:	/s/ J. TAFT SYMONDS
J. Taft Symonds, Director

Date: March 5, 2004	By:	/s/ STEPHEN A. THORINGTON
Stephen A. Thorington, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

PLAINS RESOURCES INC.

Financial statements of our equity ownership interest, Plains All American Pipeline, L.P., are included in this report as Exhibit 99.1.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

and Stockholders of Plains Resources Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plains Resources Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003. As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2004

PLAINS RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$4,549	$8,807
Accounts receivable—Plains All American Pipeline, L.P.	3,533	—
Other accounts receivable	2,072	1,589
Inventory	1,334	2,305
Other current assets	873	1,515

	12,361	14,216

Property and Equipment, at cost
Oil and gas properties—full cost method	353,653	349,517
Other property and equipment	30	27

	353,683	349,544
Less allowance for depreciation, depletion and amortization	(300,370)	(299,214)

	53,313	50,330

Ownership Interest in Plains All American Pipeline, L.P.	100,536	70,042

Other Assets
Deferred income taxes	—	16,957
Other	9,838	9,867

	9,838	26,824

	$176,048	$161,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,114	$1,361
Derivative contracts	2,834	431
Taxes payable	1,975	1,878
Royalties payable	814	348
Interest payable	197	78
Current maturities of long-term debt	20,000	18,000
Other current liabilities	3,882	4,091

	31,816	26,187

Long-Term Debt	30,000	27,000

Asset Retirement Obligation	1,594	—

Other Long-Term Liabilities	4,626	2,716

Deferred Income Taxes	7,108	—

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Series D Cumulative Convertible Preferred Stock, $1.00 par value, 46,600 shares authorized, issued and outstanding, at stated value	—	23,300
Common Stock, $0.10 par value, 50,000,000 shares authorized; 28,410,000 and 28,048,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	2,842	2,806
Additional paid-in capital	278,597	273,162
Retained earnings (deficit)	(87,851)	(103,882)
Accumulated other comprehensive income	3,361	(2,862)
Treasury stock, at cost; 4,678,000 and 3,854,000 shares at December 31, 2003 and 2002, respectively	(96,045)	(87,015)

	100,904	105,509

	$176,048	$161,412

See notes to consolidated financial statements.

PLAINS RESOURCES INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues
Oil sales to Plains All American Pipeline, L.P.	$22,164	$19,275	$17,211
Hedging	(307)	(613)	(1,181)

	21,857	18,662	16,030

Costs and Expenses
Production expenses	7,401	5,838	7,028
Production and other taxes	1,131	583	369
Oil transportation expenses	3,906	3,775	4,449
Other operating expenses	137	115	—
General and administrative	6,973	5,747	11,083
Depreciation, depletion, amortization and accretion	4,995	4,139	4,816

	24,543	20,197	27,745

Other Income (Expense)
Equity in earnings of Plains All American Pipeline, L.P.	15,073	18,807	18,540
Gains on Plains All American Pipeline, L.P. unit transactions and public offerings	33,237	14,512	170,157
Loss on debt extinguishment	—	(10,319)	—
Gain (loss) on derivatives	(6,728)	—	—
Interest expense	(2,222)	(5,866)	(8,974)
Interest and other income (expense)	97	239	(312)

	39,457	17,373	179,411

Income From Continuing Operations Before Income Taxes	36,771	15,838	167,696
Income tax expense
Current	(1,270)	963	(3,933)
Deferred	(15,194)	(7,069)	(63,139)

Income From Continuing Operations	20,307	9,732	100,624
Income from discontinued operations, net of tax	—	27,800	54,693

Income Before Cumulative Effect of Accounting Changes	20,307	37,532	155,317
Cumulative effect of accounting changes, net of income taxes	933	—	(1,986)

Net Income	21,240	37,532	153,331
Cumulative preferred dividends	(603)	(1,400)	(27,245)

Net Income Available to Common Stockholders	$20,637	$36,132	$126,086

Basic Earnings Per Share
Continuing operations	$0.84	$0.35	$3.48
Discontinued operations	—	1.16	2.59
Change in accounting policy	0.04	—	(0.09)

	$0.88	$1.51	$5.98

Diluted Earnings Per Share
Continuing operations	$0.82	$0.34	$2.81
Discontinued operations	—	1.14	2.01
Change in accounting policy	0.04	—	(0.07)

	$0.86	$1.48	$4.75

See notes to consolidated financial statements.

PLAINS RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,240	$37,532	$153,331
Items not affecting cash flows from continuing operating activities
Earnings from discontinued operations, net of taxes	—	(27,800)	(54,693)
Depreciation, depletion, amortization and accretion	4,995	4,139	4,816
Equity in earnings of Plains All American Pipeline, L.P.	(15,073)	(18,807)	(18,540)
Distributions received from Plains All American Pipeline, L.P.	30,930	29,063	31,553
Noncash gains on Plains All American Pipeline, L.P. unit transactions and public offerings	(33,237)	(14,512)	(170,157)
Deferred income taxes	15,194	7,069	63,139
Cumulative effect of adoption of SFAS 143	(933)	—	—
Cumulative effect of adoption of SFAS 133	—	—	1,986
Change in derivative fair value	4,344	—	172
Noncash compensation expense	2,722	1,778	3,518
Other noncash items	84	1,585	1,626
Change in assets and liabilities from operating activities
Accounts receivable and other	(3,687)	2,338	11,826
Inventory	563	240	1,724
Accounts payable and other	(116)	(14,987)	(26,981)

Net cash provided by (used in) continuing activities	27,026	7,638	3,320
Net cash provided by (used in) discontinued activities	—	82,097	116,808

Net cash provided by (used in) operating activities	27,026	89,735	120,128

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, exploration and developments costs	(3,102)	(5,860)	(6,032)
Additions to other property and assets	(3)	(64)	(434)
Proceeds from the sale of Plains All American Pipeline, L.P. units	—	—	106,941
General partner contributions to Plains All American Pipeline, L.P.	(2,311)	(1,334)	(3,978)

Net cash provided by (used in) continuing activities	(5,416)	(7,258)	96,497
Net cash provided by (used in) discontinued activities	—	(64,158)	(125,880)

Net cash provided by (used in) investing activities	(5,416)	(71,416)	(29,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	24,000	45,000	204,900
Proceeds from sale of common stock	2,812	5,210	9,169
Purchase of senior subordinated notes	—	—	(7,550)
Principal payments of long-term debt	(19,000)	(278,950)	(220,700)
Purchase of common stock	(9,030)	—	(67,729)
Costs incurred in connection with financing arrangements	(710)	(632)	—
Increase in restricted cash	—	(5,000)	—
Retirement of Series D preferred stock	(23,300)	—	—
Preferred stock dividends	(603)	(1,400)	(8,698)
Other	(37)	361	(102)

Net cash provided by (used in) continuing activities	(25,868)	(235,411)	(90,710)
Net cash provided by (used in) discontinued activities	—	225,748	(511)

Net cash provided by (used in) financing activities	(25,868)	(9,663)	(91,221)

Net increase (decrease) in cash and cash equivalents	(4,258)	8,656	(476)
Decrease in cash due to deconsolidation of Plains All American Pipeline, L.P.	—	—	(3,425)
Decrease in cash due to spin-off of Plains Exploration & Production Company	—	(1,028)	—
Cash and cash equivalents, beginning of year	8,807	1,179	5,080

Cash and cash equivalents, end of year	$4,549	$8,807	$1,179

See notes to consolidated financial statements

PLAINS RESOURCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Net Income	$21,240	$37,532	$153,331

Other Comprehensive Income (Loss):
From continuing operations:
Cumulative effect of accounting change, net of tax of ($71)	—	—	(111)
Commodity hedging contracts:
Change in fair value, net of taxes of $(1,020), $(223) and $75	(952)	(1,003)	766
Reclassification adjustment for settled contracts net of taxes of $1,039 and $(7)	1,032	(10)	—
Interest rate swap, net of taxes of $(13) and $84	—	(20)	131
Minimum pension liability adjustment, net of taxes of $(12), $66 and $(272)	(14)	106	(421)
Equity in other comprehensive income changes of Plains All American Pipeline, L.P., net of taxes of $4,570, $56 and $(1,500)	6,157	19	(2,319)

	6,223	(908)	(1,954)

From discontinued operations:
Commodity hedging contracts:
Cumulative effect of accounting change, net of tax of $4,454	—	—	6,967
Change in fair value, net of taxes of $(24,970) and $7,634	—	(37,298)	10,978
Reclassification adjustment for settled contracts net of taxes of $5,897 and ($1,388)	—	8,850	(2,061)
Interest rate swap, net of tax of ($119)	—	(178)	—
Minimum pension liability adjustment, net of tax of ($77)	—	(116)	—

	—	(28,742)	15,884

	6,223	(29,650)	13,930

Comprehensive Income	$27,463	$7,882	$167,261

See notes to consolidated financial statements.

PLAINS RESOURCES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Series D Cumulative Convertible Preferred Stock
Balance, beginning of year	47	$23,300	47	$23,300	47	$23,300
Retirements	(47)	(23,300)			—	—

Balance, end of year	—	—	47	23,300	47	23,300

Series H Cumulative Convertible Preferred Stock
Balance, beginning of year	—	—	—	—	170	84,785
Conversion of preferred stock into common	—	—	—	—	(170)	(84,785)

Balance, end of year	—	—	—	—	—	—

Common Stock
Balance, beginning of year	28,048	2,806	27,677	2,768	18,747	1,875
Common stock issued upon exercise of options, warrants and other	362	36	371	38	1,041	103
Conversion of preferred stock into common	—	—	—	—	7,889	790

Balance, end of year	28,410	2,842	28,048	2,806	27,677	2,768

Additional Paid-in Capital
Balance, beginning of year		273,162		268,520		139,203
Common stock issued upon exercise of options, warrants and other		3,539		4,398		18,429
Restricted stock awards
Issuance of restricted stock		197		2,955		—
Deferred compensation		1,699		(2,711)		—
Conversion of preferred stock into common		—		—		110,888

Balance, end of year		278,597		273,162		268,520

Retained Earnings (Deficit)
Balance, beginning of year		(103,882)		37,676		(88,410)
Net income		21,240		37,532		153,331
Preferred stock dividends		(603)		(1,400)		(27,245)
Treasury stock issued for less than cost		—		(927)		—
Spinoff of Plains Exploration & Production Company		(4,606)		(176,763)		—

Balance, end of year		(87,851)		(103,882)		37,676

Accumulated Other Comprehensive Income
Balance, beginning of year		(2,862)		13,930		—
Other comprehensive income		6,223		(29,650)		13,930
Spinoff of Plains Exploration & Production Company		—		12,858		—

Balance, end of year		3,361		(2,862)		13,930

Treasury Stock
Balance, beginning of year	(3,854)	(87,015)	(4,121)	(91,342)	(1,291)	(23,613)
Purchase of common stock	(824)	(9,030)	—	—	(2,830)	(67,729)
Common stock issued upon exercise of options	—	—	267	4,327	—	—

Balance, end of year	(4,678)	(96,045)	(3,854)	(87,015)	(4,121)	(91,342)

Total		$100,904		$105,509		$254,852

See notes to consolidated financial statements.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Organization

The consolidated financial statements of Plains Resources Inc. (“Plains”, “our”, or “we”) include the accounts of all wholly owned subsidiaries. Our ownership interest in Plains All American Pipeline, L.P. (“PAA”) is accounted for using the equity method of accounting. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

On July 3, 2002, we contributed all of the capital stock of our subsidiaries that owned oil and gas properties offshore California and in Illinois to our wholly-owned subsidiary Plains Exploration & Production Company (“PXP”). PXP also directly owned our onshore California oil and gas properties. We also contributed to PXP the intercompany payables that PXP and its subsidiaries owed to us.

On July 3, 2002, PXP (i) issued $200.0 million of 8.75% senior subordinated notes due 2012; and (ii) entered into a $300.0 million revolving credit facility. PXP distributed the net proceeds of $195.3 million from the 8.75% notes and $116.7 million in initial borrowings under the credit facility to us and we used such amounts to redeem our 10.25% senior subordinated notes on August 2, 2002 ($287.0 million) and to repay amounts outstanding under our credit facility ($25.0 million).

On December 18, 2002, we distributed 100 percent of the common shares of PXP to the holders of record of our common stock as of December 11, 2002 (the “spin-off”). Each stockholder received one share of PXP common stock for each share of our common stock held. Prior to the spin-off, we made an aggregate of $52.2 million in cash capital contributions to PXP and transferred certain assets and liabilities to PXP, primarily related to land, unproved oil and gas properties, office equipment and pension obligations.

We received a letter ruling from the IRS on May 22, 2002, as supplemented on November 5, 2002, to the effect that the spin-off qualifies as a tax-free distribution. A letter ruling from the IRS, while generally binding on the IRS, may under certain circumstances be retroactively revoked or modified by the IRS. A letter ruling is based on the facts and representations presented in the request for that ruling. Generally, an IRS letter ruling will not be revoked or modified retroactively if there has been no misstatement or omission of material facts, the facts at the time of the transaction are not materially different from the facts upon which the IRS letter ruling was based, and there has been no change in the applicable law. We are not aware of any facts or circumstances that would cause the representations in the ruling request to be untrue or incomplete in any material respect.

As a result of the spin-off, the historical results of the operations of PXP are reflected in our financial statements as “discontinued operations”. In connection with the spin-off, we entered into certain agreements with PXP (see Note 10).

We are an independent energy company that is engaged in the “upstream” oil and gas business. The Upstream business acquires, exploits, develops, explores for and produces oil and gas. Our upstream activities are all located in the United States. We participate indirectly in the Midstream oil and gas business, which consists of the marketing, gathering, transporting, terminalling and storage of oil, through our ownership interest in PAA. All of PAA’s Midstream activities are conducted in the United States and Canada.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Accounting Policies

Oil and Gas Properties. We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Such costs include internal general and administrative costs such as payroll and related benefits and costs directly attributable to employees engaged in acquisition, exploration, exploitation and development activities. General and administrative costs associated with production, operations, marketing and general corporate activities are expensed as incurred. These capitalized costs, net of salvage values, are amortized to expense by the unit-of-production method using engineers’ estimates of proved oil and gas reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the estimated value of proved reserves, in which case a gain or loss is recognized. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the present value of estimated future cash flows from proved oil and gas reserves of such properties (including the effect of any related hedging activities) reduced by future operating expenses, development expenditures and abandonment costs (net of salvage values), and estimated future income taxes thereon.

Asset Retirement Obligations. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity capitalizes the retirement cost of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized at the time of settlement. In prior periods we included estimated future costs of abandonment and dismantlement in our full cost amortization base and these costs were amortized as a component of our depletion expense.

Other Property and Equipment. Other property and equipment at December 31, 2003 and 2002 is recorded at cost and consists of computer hardware and software. Net gains or losses on property and equipment disposed of are included in interest and other income in the period in which the transaction occurs.

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

Cash and Cash Equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. At December 31, 2003 and 2002, the majority of cash and cash equivalents is concentrated in two institutions and at times may exceed federally insured limits. We periodically assess the financial condition of the institutions and believe that our credit risk is minimal.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory. Our oil inventories are carried at the lower of cost to produce or market. Materials and supplies inventory is stated at the lower of cost or market with cost determined on an average cost method.

Inventory consists of the following (in thousands):

	December 31,
	2003	2002
Oil	$760	$1,482
Materials and supplies	574	823

	$1,334	$2,305

Other Assets. Other assets consists of the following (in thousands):

	December 31,
	2003	2002
Restricted cash	$5,048	$5,000
Debt issue costs, net	961	612
Receivable from PXP	3,000	3,000
Other	829	1,255

	$9,838	$9,867

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

Under the terms of a tax allocation agreement, PXP’s taxable income or loss prior to the spin-off is included in the consolidated income tax returns filed by us. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although this agreement allocates tax liabilities between us and PXP during the period in which PXP is included in our consolidated group, we could be liable if any federal tax liability is incurred, but not discharged, by any other member of our consolidated group. To the extent our net operating losses were used in the consolidated return to offset PXP’s taxable income from operations during the period January 1, 2002 through the spin-off, PXP will reimburse us for the reduction in our federal income tax liability resulting from the utilization of such net operating losses, but such reimbursement shall not exceed $3.0 million exclusive of any interest accruing under the agreement. A receivable from PXP for $3.0 million is reflected in our consolidated balance sheet at December 31, 2003 and 2002 for the use of our net operating losses.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To reflect differences between the amounts included in our financial statements at December 31, 2002 and the final 2002 tax returns filed by us and PXP, in the third quarter of 2003 we increased our deferred tax liability by $4.6 million and decreased our stockholders’ equity by such amount that is reflected as Spin-off of PXP in our statement of changes in stockholders’ equity.

Revenue Recognition. Oil and gas revenue from our interests in producing wells is recognized when the production is delivered and the title transfers. Transportation costs incurred in connection with such operations are reflected as an operating cost.

Derivative Financial Instruments (Hedging). We utilize various derivative instruments to reduce our exposure to decreases in the market price of oil. The derivative instruments consist of oil swap contracts entered into with financial institutions.

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

Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method as provided therein. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002 and 2001: risk-free interest rates of 3.0% for 2002 and 2.5% for 2001; a volatility factor of the expected market price of our common stock of 0.33 for 2002 and 0.50 for 2001; no expected dividends; and weighted average expected option lives of 4.4 years in 2002 and 5.3 years in 2001. There were no option grants during 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a summary of our net income and earnings per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied (in thousands, except per share data).

	Year Ended December 31,
	2003	2002	2001
Net income available to common stockholders, as reported	$20,637	$36,132	$126,086
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,503	929	2,586
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,708)	(4,337)	(3,002)

Pro forma net income	$17,432	$32,724	$125,670

Earnings per share:
Basic—as reported	$0.88	$1.51	$5.98

Basic—pro forma	$0.74	$1.37	$5.96

Diluted—as reported	$0.86	$1.48	$4.75

Diluted—pro forma	$0.73	$1.34	$4.74

Sale of Units by PAA. When PAA sells additional units to a third party, resulting in a change in our percentage ownership interest, we recognize a gain or loss in our consolidated statement of operations if the selling price per unit is more or less than our average carrying amount per unit.

Recent Accounting Pronouncements. The Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003. FIN 46 addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We do not believe we participate in any arrangement that would be subject to the provisions of FIN 46R.

Note 2—Discontinued Operations

As discussed in Note 1, on December 18, 2002, we distributed the common shares of PXP to the holders of record of our common stock as of December 11, 2002. As a result of the spin-off, we have accounted for the business of PXP as a discontinued operation.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of PXP, which have been reclassified as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2002 and 2002, are summarized as follows (in thousands):

	Year Ended December 31,
	2002	2001
Revenues	$181,184	$204,139
Costs and expenses	(115,195)	(98,110)

Income from operations	65,989	106,029
Other income (expense)	(20,961)	(16,948)

Income before income taxes	45,028	89,081
Income tax expense	(17,228)	(34,388)

Income from discontinued operations	$27,800	$54,693

Note 3—Ownership Interest in Plains All American Pipeline, L.P.

At December 31, 2003, our aggregate 22% ownership in PAA consisted of: (i) a 44% ownership interest in the 2% general partner interest and incentive distribution rights, (ii) 3.3 million subordinated units and (iii) 9.0 million common units (including 1.3 million Class B common units). In February 2004 all of PAA’s then outstanding subordinated units were converted into common units.

Sale of PAA Interest

In a series of transactions in June 2001, we sold a portion of our interests in PAA to a group of investors and management of PAA for approximately $155.2 million and recognized a gain of $128.3 million. The assets we sold in this restructuring included 52% of the subordinated units of PAA and an aggregate 54% ownership interest in the general partner of PAA. We received approximately $110 million in cash and 23,108 shares of our series F preferred stock valued at $45.2 million as consideration for the sale. In connection with our strategic restructuring, the holders of the remaining shares of our series F preferred stock converted their shares into 2.2 million shares of our common stock and received from us a cash payment of approximately $2.5 million, equal to, with respect to each share of our series F preferred stock converted, the accrued dividends on each share from June 8, 2001 until the first date on which we could cause conversion of the shares, plus a 20% premium on the amount of the accrued dividends. Also, in connection with our strategic restructuring, holders of our series H preferred stock converted an aggregate of 132,022 shares into approximately 4.4 million shares of our common stock. In addition, in September 2001 PAA management exercised an option to acquire an additional 2% ownership interest in the general partner of PAA by paying us $1.5 million in cash and notes. These transactions in the aggregate are hereinafter referred to as the “Transactions”.

As a result of the Transactions, all of our series F preferred stock and all but approximately 36,000 shares of our series H preferred stock were retired or converted. The remaining outstanding shares of our series H preferred stock were converted into 1.2 million shares of our common stock during the third quarter of 2001.

The excess of the fair value of the Series F Preferred stock as consideration for the PAA Units over the carrying value of the Series F Preferred Stock ($21.4 million) for accounting purposes is deemed to be a dividend to preferred stockholders and is deducted in determining the income available to common stockholders for the purpose of determining basic and fully diluted earnings per share in

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001. In connection with the conversion of the Series F Preferred Stock into common stock, we made a $2.5 million inducement payment representing a 20% premium to the amount of dividends that would accrue on the Series F Preferred Stock between the closing of the Transactions and the first date we could potentially cause such conversion. Such amounts are included in preferred dividends.

We entered into value assurance agreements with each of the parties that acquired PAA subordinated units from us in the Transactions. The value assurance agreements require us to pay to them an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. In the fourth quarter of 2003, 25% of PAA’s subordinated units were converted into common units and in February 2004 the remaining subordinated units were converted and the value assurance agreements expired. We were not required to make any payments under the value assurance agreements.

PAA Equity Offerings

When PAA issues common units in a public equity offering, we recognize a gain or a loss if the selling price is more or less than our average carrying amount per unit. Such gains or losses reflect the change in the book value of our equity in PAA compared to our proportionate share of the change in the underlying net assets of PAA due to the sale of the additional units. In addition, we are required to make cash contributions to the general partner to enable the general partner to maintain its 2% interest in the partnership. In the years ended December 31, 2003, 2002 and 2001 as a result of PAA equity offerings we recognized gains and made cash contributions to the general partner as follows (in thousands of dollars):

	Gain on Unit Offering	General Partner Contribution
2003
December	$8,297	$820
September	9,119	902
March	6,108	589

	$23,524	$2,311

2002
August	$14,512	$1,334

2001
October	$19,196	$1,215
May	19,623	2,763

	$38,819	$3,978

Conversion of PAA Subordinated Units

Prior to the fourth quarter of 2003 PAA had outstanding 10.0 million subordinated units, of which we owned 4.5 million. The subordinated units are not publicly traded and are subordinated in the right to distributions. Common units accrue arrearages with respect to distributions for any quarter during the subordination period and subordinated units do not accrue any arrearages. The subordination period ends when PAA meets certain financial tests for three consecutive four-quarter periods. PAA met certain of the financial requirements and 25% of the subordinated units converted to common units in the fourth quarter of 2003. The remaining subordinated units converted to common units in February 2004.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the conversion of the subordinated units in the fourth quarter of 2003 we recognized a gain of $9.7 million resulting from the increase in the book value of our equity in PAA to reflect the increase in our proportionate share of the underlying net assets of PAA.

PAA Financial Statement Information

The following table presents summarized financial statement information of PAA (in thousands of dollars):

	Year Ended December 31,
	2003	2002
Revenues	$12,589,849	$8,384,223
Cost of sales and operations	12,492,293	8,289,663
Gross margin	97,556	94,560
Operating income	98,204	94,560
Net income	59,448	65,292

	December 31,
	2003	2002
Current assets	$732,974	$602,935
Property and equipment, net	1,151,039	952,753
Other assets	211,618	110,887
Total assets	2,095,631	1,666,575
Current liabilities	801,919	637,249
Long-term debt	518,991	509,736
Other long-term liabilities	27,994	7,980
Partners’ capital	746,727	511,610
Total liabilities and partners’ capital	2,095,631	1,666,575

Note 4—Asset Retirement Obligations

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

At January 1, 2003 the present value of our future Asset Retirement Obligation for oil and gas properties and equipment was $2.6 million. The cumulative effect of our adoption of SFAS No. 143 and the change in accounting principle resulted in an increase in income in 2003 of $0.9 million (reflecting a $2.8 million decrease in accumulated DD&A, partially offset by $1.3 million in accretion expense, and $0.6 million deferred income tax expense). We recorded a liability of $2.6 million and an asset of $1.2 million in connection with the adoption of SFAS 143. Adopting SFAS No. 143 did not affect our cash flows.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the changes in our asset retirement obligation for the year ended December 31, 2003, and on a pro forma basis for the years ended December 31, 2002 and 2001, assuming adoption of SFAS 143 on January 1, 2001 (in thousands):

	Year Ended December 31,
	2003		2002	2001
			Pro forma	Pro forma
Asset retirement obligation—beginning of period	$2,556		$2,344	$2,149
Accretion expense	231		212	195
Asset retirement cost settlements	(405)		—	—

Asset retirement obligation—end of period	$2,382	(1)	$2,556	$2,344

(1)	$788 included in other current liabilities

On a pro forma basis the effect of the adoption of SFAS 143 on our income from continuing operations, our net income and our earnings per share for the years ended December 31, 2002 and 2001 is not material.

Note 5—Derivative Instruments and Hedging Activities

We have entered into various derivative instruments to reduce our exposure to fluctuations in the market price of oil. The derivative instruments consist primarily of oil swap contracts entered into with financial institutions. Derivative instruments are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended, or SFAS 133. All derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income (“OCI”), a component of our stockholders’ equity, to the extent the hedge is effective. Gains and losses on oil hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in oil revenues in the period that the related volumes are delivered. On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss of $0.1 million in OCI, representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. We recorded cash flow hedge derivative assets and liabilities of $10.9 million and $13.9 million, respectively, and a net-of-tax non-cash charge of $2.0 million was recorded in earnings as a cumulative effect adjustment.

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

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

In the first quarter of 2003, the NYMEX oil price and the price we received for our Florida oil production did not correlate closely enough for the hedges to qualify for hedge accounting. As a result, we were required to discontinue hedge accounting effective February 1, 2003 and reflect the mark-to-market value of the hedges in earnings prospectively from that date. In 2003, we recorded a $6.7 million loss on derivatives that consisted of a $4.3 million loss for the decrease in the fair value of our derivatives and a $2.4 million loss on cash settlements of such derivatives. In addition a $0.3 million loss on cash settlements for January 2003 is reflected as a reduction of revenues. None of our current hedges qualify for hedge accounting.

At December 31, 2003, accumulated OCI consisted of unrealized losses of $0.3 million ($0.2 million, net of tax) on our oil hedging instruments generated prior to the discontinuation of hedge accounting, unrealized losses of $0.5 million ($0.3 million, net of tax) related to pension liabilities and an unrealized gain of $7.0 million ($3.9 million, net of tax) related to our equity in the OCI gains of PAA. At December 31, 2003, the liability related to our open oil hedging instruments was included in current liabilities ($2.8 million), other long-term liabilities ($1.8 million), and deferred income taxes (a tax benefit of $0.1 million).

As of December 31, 2003, $0.3 million ($0.2 million, net of tax) of deferred net losses on our oil derivative instruments recorded in OCI are expected to be reclassified to earnings during the following twelve month period as the hedged volumes are produced and sold.

At December 31, 2003, we had the following open oil derivative positions:

	2004	2005	2006
Swaps
Average price $25.01/bbl	1,500	—	—
Average price $24.70/bbl	—	1,000	—
Average price $24.43/bbl	—	—	1,000

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net price per barrel.

Note 6—Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31, 2003 and 2002 (in thousands):

	2003		2002
	Current	Long-Term	Current	Long-Term
Secured term loan facility	$20,000	$30,000	$18,000	$27,000

Aggregate total maturities of long-term debt in the next five years are as follows: 2004—$20.0 million; 2005—$20.0 million; and 2006—$10.0 million.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Term Loan Facility

In December 2002, we entered into a $45 million secured term loan facility with a group of banks. We used proceeds from the term loan and cash on hand to make a $40 million capital contribution and repay a $7.2 million note payable to PXP. In June 2003, the facility was restructured to allow us to borrow an additional $24 million that was used to repurchase the 46,600 outstanding shares of our Series D Cumulative Convertible Preferred Stock and pay accrued dividends and related expenses. At December 31, 2003, $50.0 million was outstanding under the secured term loan facility. The term loan is repayable in twelve quarterly installments of $5.0 million each, that commenced on August 31, 2003 with a final maturity of May 31, 2006. Amounts outstanding under the term loan bear an annual interest rate, at our election, equal to either the Base Rate (as defined in the agreement) plus 1.5%, or LIBOR plus 3%. The term loan requires that we maintain $5.0 million on deposit in a debt service reserve account with one of the lending banks. Our average borrowing rate for 2003 was 4.3% (4.2% at December 31, 2003).

To secure the term loan, we pledged 100% of the shares of stock of our subsidiaries, pledged 5.2 million of our PAA common units and delivered mortgages on Calumet’s oil and gas properties. To the extent the outstanding principal under the term loan exceeds the balance in the debt service reserve account plus 50% of the fair market value of the pledged common units, we are required to repay the excess. The fair market value of the pledged units is determined based on the closing price of PAA common units as reported on the New York Stock Exchange.

The term loan contains covenants that limit our ability, as well as the ability of our subsidiaries, to incur additional debt, make investments, create liens, enter into leases, sell assets, change the nature of our business or operations, guarantee other indebtedness, enter into certain types of hedge agreements, enter into take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, if an event of default exists, the term loan prohibits us from paying dividends or repurchasing or redeeming shares of any class of capital stock. The term loan requires us to maintain a minimum consolidated tangible net worth (as defined) and a consolidated debt service coverage ratio (as defined in the agreement) of 1.0 to 1.0. At December 31, 2003, we were in compliance with the covenants contained in the term loan facility.

Revolving Credit Facility and 10.25% Senior Subordinated Notes Due 2006

In July 2002 all amounts outstanding under our $225.0 million revolving credit facility were repaid and the credit facility was terminated. In August 2002 we redeemed the $267.5 million principal amount of our 10.25% Senior Subordinated Notes Due 2006 (the “10.25% notes”) for $287.0 million. The redemption payment consisted of the $267.5 million principal amount outstanding; a $9.1 million call premium due as a result of the early redemption; and $10.4 million in interest accrued and payable on the redemption date. Upon redemption, all guarantees with respect to the 10.25% notes were terminated. As a result of the redemption of the 10.25% notes and the termination of our revolving credit facility, we recognized a $10.3 million loss on debt extinguishment in 2002.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Common Stock and Non-Redeemable Preferred Stock

Common and Preferred Stock

We have authorized capital stock consisting of 50.0 million shares of common stock, $0.10 par value, and 2.0 million shares of preferred stock, $1.00 par value. At December 31, 2003 and 2002, there were 23.7 million shares and 24.2 million shares of common stock outstanding (net of treasury shares), respectively, and at December 31, 2002 there were 46,600 shares of preferred stock outstanding.

Series D Cumulative Convertible Preferred Stock

At December 31, 2002 we had 46,600 shares of Series D Cumulative Convertible Preferred Stock, or Series D Preferred, outstanding that had an aggregate stated value of $23.3 million ($500 per share) and bore an annual dividend of $30.00 per share. In June 2003 we redeemed the Series D Preferred for $23.3 million in cash plus payment of accrued dividends.

Treasury Stock

Our Board of Directors has authorized the repurchase of up to eight million shares of our common stock. In 2003 we repurchased 0.8 million common shares at a cost of $9.0 million and in 2001 we repurchased 2.8 million common shares at a cost of $67.7 million. No repurchases were made in 2002.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Earnings Per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income (loss) from continuing operations before extraordinary items and the cumulative effect of accounting change for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year Ended December 31,
	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$20,307	$20,307	$9,732	$9,732	$100,624	$100,624
Preferred dividends	(603)	(603)	(1,400)	(1,400)	(27,245)	(23,880)

Income (loss) from continuing operations available to common stockholders	19,704	19,704	8,332	8,332	73,379	76,744
Income from discontinued operations	—	—	27,800	27,800	54,693	54,693
Effect of accounting changes, net of tax	933	933	—	—	(1,986)	(1,986)

Net income available to common stockholders	$20,637	$20,637	$36,132	$36,132	$126,086	$129,451

Weighted average number of shares of common stock outstanding	23,575	23,575	23,871	23,871	21,090	21,090
Effect of dilutive securities
Convertible preferred stock	—	—	—	—	—	5,280
Employee stock options and restricted stock	—	318	—	580	—	874

Average common shares, including dilutive effect	23,575	23,893	23,871	24,451	21,090	27,244

Earnings (loss) per share
Continuing operations	$0.84	$0.82	$0.35	$0.34	$3.48	$2.81
Discontinued operations	—	—	1.16	1.14	2.59	2.01
Effect of accounting changes	0.04	0.04	—	—	(0.09)	(0.07)

Net income available to common stockholders	$0.88	$0.86	$1.51	$1.48	$5.98	$4.75

In 2002 our preferred stock was not included in the computation of diluted earnings per share because the effect was antidilutive. See Note 12 for additional information concerning outstanding options and warrants.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes

Our deferred income tax assets and liabilities at December 31, 2003 and 2002 consist of the tax effect of income tax carryforwards and differences related to the timing of recognition of certain types of costs as follows (in thousands):

	December 31,
	2003	2002
U.S. Federal
Deferred tax assets:
Net operating losses	$14,312	$16,232
Tax credit carryforwards	4,712	6,040
Commodity hedging contracts and other	157	1,941

	19,181	24,213

Deferred tax liabilities:
Net oil & gas acquisition, exploration and development costs	(5,924)	(7,277)
Ownership interest in PAA	(20,674)	423

	(26,598)	(6,854)

Total U.S. Federal	(7,417)	17,359

States
Deferred tax liability	—	(1,175)
EOR credit	1,180	734

Total State	1,180	(441)

Foreign
Ownership interest in PAA	(871)	39

Net deferred tax asset (liability)	$(7,108)	$16,957

At December 31, 2003, we have carryforwards of $40.9 million of regular tax net operating losses (“NOL”), $0.3 million of alternative minimum tax credits and $4.4 million of enhanced oil recovery (“EOR”) credits. At December 31, 2003, we also had $18.0 million of alternative minimum tax NOL carryforwards available as a deduction against future alternative minimum tax income. The NOL carryforwards expire in 2019 and 2020.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a reconciliation between the income tax provision (benefit) computed at the United States statutory rate on income (loss) before income taxes and the income tax provision in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2003	2002	2001
U.S. federal income tax provision at statutory rate	$12,868	$5,575	$58,771
State income taxes, net of federal benefit	1,128	559	5,292
Foreign income taxes, net of federal benefit	2,347	1,479	916
Other	121	(1,507)	2,093

Income tax expense (benefit) on income before cumulative effect of accounting change	16,464	6,106	67,072
Income tax benefit allocated to cumulative effect of accounting change	594	—	(228)

Income tax provision	$17,058	$6,106	$66,844

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

Note 10—Related Party Transactions

Reimbursement of Expenses of the General Partner and Its Affiliates

Prior to the Transactions, the general partner of PAA was a wholly-owned subsidiary of Plains. As a result of the Transactions another entity was named general partner and our ownership in that entity is 44%. Previously, we had sole responsibility for conducting PAA’s business and managing its operations. We did not receive any management fee or other compensation in connection with the management of PAA’s business, but were reimbursed for all direct and indirect expenses incurred on its behalf. For the period from January 1, 2001 to June 8, 2001 we were reimbursed approximately $31.2 million for direct and indirect expenses on PAA’s behalf. The reimbursed costs consisted primarily of employee salaries and benefits. PAA does not employ any persons to manage its business. These functions are provided by employees of the general partner.

Oil Marketing Agreement

PAA is the exclusive marketer/purchaser for all of our equity oil production. The marketing agreement provides that PAA will purchase for resale at market prices all of our equity oil production for which PAA charges a fee of $0.20 per barrel. For the years ended December 31, 2003, 2002 and 2001, PAA paid approximately $26.2 million, $22.7 million and $21.3 million, respectively, for the purchase of oil under the agreement, including the royalty share of production. We paid $0.2 million in marketing fees to PAA in each of 2003, 2002 and 2001.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transaction Grant Agreements

In 1998 at no cost to PAA, we agreed to grant 400,000 of our PAA common units (including distribution equivalent rights attributable to such units) to certain key officers and employees of the general partner and its affiliates. All of the outstanding grants (198,000 units) vested in 2001 as a result of the Transactions. PAA recognized noncash compensation expense related to the transaction grants of approximately $4.8 million in 2001 and we reflected capital contributions of a similar amount. Our share of the noncash compensation is included in our equity in the earnings of PAA in 2001.

Agreements with PXP

In connection with the reorganization and the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement; the Plains Resources transition services agreement; and a technical services agreement. For the year ended December 31, 2003, PXP billed us $0.5 million for services provided to us under these agreements and we billed PXP $0.1 million for services we provided under these agreements. In 2002 we billed PXP $10.8 million under the terms of these agreements.

Other

The Executive Chairman of our Board of Directors and our Chief Executive Officer own a limited partnership that owns 20% of Plains All American GP LLC, the general partner of PAA.

From time to time we charter private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), which is not affiliated with us or our employees. On certain occasions, the aircraft that Gulf Coast charters is owned by our Chairman of the Board. In the years ended December 31, 2003, 2002 and 2001, we paid Gulf Coast $0.1 million, $0.4 million and $0.2, respectively, for aircraft chartering services provided by Gulf Coast using an aircraft owned by our Chairman. The charters were arranged through arms-length dealings with Gulf Coast and the rates were market based.

Note 11—Benefit Plans

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

Net pension expense for the years ended December 31, 2003, 2002 and 2001 is comprised of the following components (in thousands):

	Year Ended December 31,
	2003	2002	2001
Service cost—benefits earned during the period	$—	$196	$156
Interest on projected benefit obligation	91	142	131
Amortization of prior service cost	10	19	31
Unrecognized loss	19	37	17

Net pension expense	$120	$394	$335

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized information of our retirement plan for the periods indicated is as follows (in thousands):

	December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$1,377	$1,907
Service cost	—	40
Interest cost	91	126
Settlement losses	—	131
Transfer of obligation to PXP	—	(510)
Benefits paid	(69)	(69)
Settlement payments	—	(252)
Actuarial (gains) losses	45	4

Benefit obligation at end of year	$1,444	$1,377

Amounts recognized in the consolidated balance sheets:
Projected benefit obligation for service rendered to date	$1,444	$1,377
Plan assets at fair value	—	—

Benefit obligation in excess of fair value of plan assets	(1,444)	(1,377)
Unrecognized (gain) loss	547	521
Unrecognized prior service costs	114	124
Adjustment to recognize minimum liability	(661)	(645)

Net amount recognized	$(1,444)	$(1,377)

The weighted-average discount rate used in determining the projected benefit obligation was 6.25% and 6.75% for the years ended December 31, 2003 and 2002, respectively.

We also maintain a 401(k) defined contribution plan whereby we match 100% of an employee’s contribution (subject to certain limitations in the plan). Matching contributions were made 50% in cash and 50% in common stock of the Company, with the number of shares for the stock match based on the market value of the common stock at the time the shares are granted, through September 30, 2002. Thereafter, matching contributions were made 100% in cash. At the time of the spin-off the plan was transferred to PXP and we established a new 401 (k) plan for the employees that remained with us. The new plan is substantially identical to the plan transferred to PXP. For the years ended December 31, 2003, 2002 and 2001, defined contribution plan expense was $0.1 million, $0.5 million and $0.3 million, respectively.

Note 12—Stock Compensation Plans

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

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2001, we granted options on 2,250,000 shares under the terms of our 2001 plan subject to the approval of such plan by our board of directors. The market price of our common stock at the time the plan was approved in July 2001 exceeded the exercise price with respect to 1,450,000 of such options and, accordingly, we recognized noncash compensation with respect to such options. During 2003, 2002 and 2001, $0.3 million, $0.5 million and $0.3 million, respectively, in compensation expense with respect to such options is included in general and administrative expense.

A summary of the status of our stock options as of December 31, 2003, 2002, and 2001, and changes during the years ending on those dates are presented below (shares in thousands):

	2003		2002		2001
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,347	$13.16	3,667	$20.30	2,749	$12.11
Granted	—	—	1,474	19.32	2,464	24.02
Exercised	(361)	8.77	(457)	12.00	(1,431)	11.51
Forfeited	(139)	13.41	(337)	23.37	(115)	14.06

Outstanding at end of year	3,847	$13.56	4,347	$13.16	3,667	$20.30

Options exercisable at year-end	1,606		1,491	$12.06	1,084	$13.32

Weighted-average fair value of options granted during the year			$6.41		$10.12

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003 (share amounts in thousands):

Range of Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 3.79–$12.79	971	6.0	$10.70	462	$8.90
13.92– 13.92	1,000	7.4	13.92	—	—
14.35– 14.35	564	3.1	14.35	190	14.35
14.37– 14.37	288	2.4	14.37	154	14.37
14.50– 16.11	1,024	3.1	15.26	800	15.30

$ 3.79–$16.11	3,847	4.9	$13.56	1,606	$13.25

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

Restricted Share Grants

During 2003, certain officers and directors were granted awards totaling 146,500 restricted shares of our common stock which will vest in three years, or less based on certain performance criteria.

During 2002, certain officers were granted awards totaling 180,000 restricted shares of our common stock which will vest in three equal annual installments beginning on the first anniversary of the date of grant.

General and administrative expense for 2003 and 2002 includes $2.2 million and $0.3 million, respectively of noncash compensation expense with respect to these share grants.

Note 13—Commitments, Contingencies and Industry Concentration

Commitments and Contingencies

Historically, we leased certain real property, equipment and operating facilities under various operating leases. Prior to the spin-off substantially all of such leases were transferred to PXP. Our future non-cancelable commitments under operating leases at December 31, 2003, which relate to certain real property, are as follows: 2004—$23,000; 2005—$23,000; and 2006—$6,000. Total expenses related to operating lease commitments for the years ended December 31, 2003, 2002 and 2001 were $23,000, $0.7 million and $0.7 million, respectively.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We entered into value assurance agreements with each of the parties that acquired PAA subordinated units from us in the Transactions. The value assurance agreements require us to pay to them an amount per fiscal year, payable on a quarterly basis, equal to the difference between $1.85 per unit and the actual amount distributed during that period. The value assurance agreements expire upon the earlier of (a) the conversion of the subordinated units to common units or (b) June 8, 2006. In the fourth quarter of 2003 25% of PAA’s subordinated units were converted into common units and in February of 2004 the remaining subordinated units were converted. We were not required to make any payments under the value assurance agreements.

Also in connection with the Transactions, we entered into a separation agreement with PAA whereby, among other things, (1) we agreed to indemnify PAA, its general partner, and its subsidiaries against (a) any claims related to the upstream business, whenever arising, and (b) any claims related to federal or state securities laws or the regulations of any self-regulatory authority, or other similar claims, resulting from alleged acts or omissions by us, our subsidiaries, PAA, or PAA’s subsidiaries occurring on or before June 8, 2001, and (2) PAA agreed to indemnify us and our subsidiaries against any claims related to the midstream business, whenever arising.

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

Although we obtained environmental studies on our properties in Florida and we believe that such properties have been operated in accordance with standard oil field practices, current or future local, state and federal environmental laws and regulations may require substantial expenditures to comply with such rules and regulations

Consistent with normal industry practices, substantially all of our oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove tanks, production equipment and flow lines and restore the wellsite. We have estimated that the costs to perform these tasks is approximately $8.1 million, net of salvage value and other considerations. Such costs are accounted for in accordance with SFAS 143 (see Note 1). For valuation and realization purposes of the affected oil and gas properties, these estimated future costs are also deducted from estimated future gross revenues to arrive at the estimated future net revenues and the Standardized Measure disclosed in Note 17.

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

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14—Litigation

PLX Stockholder Suits

Beginning November 21, 2003, six putative class action lawsuits were filed against Plains Resources, our directors and our CEO and President, Mr. John T. Raymond, in the Court of Chancery in the State of Delaware, in and for New Castle County, seeking to enjoin the sale of Plains Resources. The lawsuits, and dates of filing, are as follows: No. 071-N, Twist Partners LLP v. Flores et al. (filed Nov. 21, 2003); No. 073-N, Klein v. Flores et al. (filed Nov. 21, 2003); No. 074-N, Levy v. Flores et al. (filed Nov. 21, 2003); No. 075-N, Lanza v. Flores et al. (filed Nov. 21, 2003); No. 076-N, Burt v. Flores et al. (filed Nov. 21, 2003); and No. 143-N, South Broadway Capital v. Flores et al. (filed Dec. 30, 2003).

Four of the complaints (Twist Partners, Klein, Levy, and South Broadway Capital) also named Vulcan Capital as a defendant. Each complaint alleged that the $14.25 per share Vulcan Capital proposal would be inadequate compensation. The Twist Partners complaint alleged that our stock traded as high as $23.05 per share as recently as December 2002 and as high as $14.75 per share as recently as June 2003. It further alleged that the downward trend of the price of our stock reflects temporary market conditions in our industry, and that Mr. Flores and Mr. Raymond recognized a strong likelihood that the price would soon rebound to the levels at which it traded in 2003 and late 2002. The complaint further alleged that Mr. Flores, Mr. Raymond, and Vulcan Capital determined to “usurp this hidden value for themselves,” thereby allegedly denying our minority stockholders the opportunity to obtain fair value for their equity interest. The Twist Partners November 21, 2003 complaint alleged that all individual defendants breached fiduciary duties of due care and loyalty to our stockholders. Vulcan Capital was alleged to have aided and abetted these alleged breaches of fiduciary duty. The complaint alleged, among other things, that the November 20, 2003 announcement of a November 19, 2003 buyout offer represented “a paltry premium of 7.6 percent to Plains’ current trading price and . . . a very significant discount to what it had traded at earlier in the year.” As of the November 21, 2003 filing of the complaint, Twist Partners alleged that the individually named defendants had failed to auction the Company, had failed to conduct an active market check, had not appointed an independent person to negotiate on behalf of our stockholders.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The relief sought by Twist Partners includes certification of a class action, an injunction preventing consummation of the buyout offer (or rescinding it if consummated), compensatory and/or rescissory damages to the class, interest, attorneys’ fees, expert fees, and other costs, along with such other relief as the Court might find just and proper.

Substantially the same allegations and prayer for relief were made in each of the first five suits which was filed (Twist Partners, Klein, Levy, Lanza, and Burt). (Klein, Lanza, and Levy additionally alleged that Mr. Flores and Mr. Raymond dominated and controlled the rest of our Board of Directors.) The Klein complaint was subsequently amended to name and seek relief from Vulcan Energy rather than Vulcan Capital. These five cases were consolidated on December 11, 2003 under the action No. 071-N, In re Plains Resources Inc. Shareholders Litigation, and defendants are not required to respond to the originally filed complaints.

On December 30, 2003, a sixth complaint was filed by South Broadway Capital alleging substantially the same allegations and prayer for relief as the complaints consolidated under No. 071-N, In re Plains Resources Inc. Shareholders Litigation. Plaintiff’s Delaware counsel of record for South Broadway Capital are also plaintiff’s counsel of record in No. 071-N, In re Plains Resources Inc. Shareholders Litigation. The defendants expect that the South Broadway Capital action will be consolidated with the other five shareholder suits.

On February 24, 2004, the first amended consolidated complaint was filed in No. 071-N, In re Plains Resources Inc. Shareholders Litigation. That complaint makes additional factual allegations. It alleges that the $14.25 per share Vulcan Capital proposal failed to adequately reflect the value of certain assets and results of the transaction, including: the resulting controlling interest in PAA (for which plaintiffs allege the fair market value of the premium for such control is between $360 and $540 million); incentive distribution rights in Plains AAP (for which plaintiffs allege an estimated present value of $54.4 million); limited partner interest in PAA; our proved oil reserves (of which plaintiffs allege the market value is 15% higher than our standardized measure); certain unspecified tax credits not reflected on our balance sheet; and other unspecified assets, net of liabilities.

The amended consolidated complaint also alleges that: Mr. O’Malley has “significant business and/or personal relationships” with Mr. Flores and Mr. Raymond and is not capable of being a truly independent member of the special committee; the Leucadia proposal was rejected without adequate consideration by the special committee; the special committee’s January 22, 2004 statement that it was “prepared to enter into discussions or negotiations with . . . other parties relating to a transaction” was materially false and misleading, and that the special committee “never intended to entertain proposals from anyone other than Vulcan and/or the Company’s directors”; the Vulcan Capital proposal is not the result of a full and fair auction process or active market check, that the $16.75 per share price was reached without a full and thorough investigation, that the price and process are intrinsically unfair and inadequate; and our directors failed to make an informed decision with respect to the Vulcan Capital proposal.

Also on February 24, 2004, Donald Gilbert filed a putative class action lawsuit against Plains Resources, our directors, Mr. Raymond and Vulcan Capital in the 157th District Court for Harris County, Texas (No. 2004-10509, Gilbert v. Plains Resources Inc. et al.). The petition has not been served at this time. Its factual allegations repeat some but not all of those made in the consolidated amended complaint filed in In re Plains Resources Inc. Shareholders Litigation in Delaware. The Texas suit particularly alleges that “members of the Class will be irreparably harmed in that they will not receive fair value for Plains Resources’ assets and business and will be prevented from obtaining the

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

real value of their equity ownership in the Company,” and that unless an injunction is entered, Vulcan Capital and Messrs. Flores and Raymond “will continue to aid and abet a process that inhibits the maximization of shareholder value.” For purported causes of action, the Texas lawsuit alleges that our directors breached fiduciary duties of loyalty and due care by allegedly failing to (1) inform themselves of our market value before taking action, (2) act in the best interest of our shareholders, (3) maximize shareholder value, (4) obtain the best financial and unspecified other terms when our independent existence will be materially altered by a transaction, and (5) act in accordance with their fundamental duties of due care and loyalty. It further alleges that Vulcan Capital and Messrs. Flores and Raymond aided and abetted our directors’ alleged breaches of fiduciary duties. The relief sought includes (1) declaration of a class action, (2) declaration that the proposed merger agreement “was entered into in breach of the fiduciary duties of” our directors, (3) injunction prohibiting us from proceeding with and consummating the proposed merger, (4) injunction requiring the implementation of procedures to obtain the highest price, (5) injunction requiring our directors “to exercise their fiduciary duties to obtain a transaction which is in the best interests of shareholders until the process for the sale or auction of the Company is completed and the highest possible price is obtained,” (6) unspecified “appropriate damages,” (7) “costs and disbursements,” including reasonable attorneys’ and experts’ fees, and (8) other and further relief which the Court may deem just and proper.

PAA Lawsuit

On December 18, 2003, Alfons Sperber filed suit in the Court of Chancery in the State of Delaware, in and for New Castle County against Plains Resources, PAA, Plains AAP, L.P. (“Plains AAP”), PAA GP LLC, and several individual defendants (No. 123-N, Sperber v. Plains Resources, Inc. et al.). The Sperber suit was putatively brought on behalf of all limited partners and unit holders in PAA and alleges (1) breach of the fiduciary duties owed to PAA and its unit holders and limited partners by PAA; Plains AAP, L.P.; PAA GP, L.L.C.; and the individually named directors of PAA GP, L.L.C.; and (2) breach of the fiduciary duties owed to PAA and its unit holders and limited partners by Plains Resources Inc. and its individually named directors as controlling stockholder of PAA GP, L.L.C.

Sperber’s factual allegations concerning the buyout proposal are substantially the same as those alleged in the consolidated Plains Resources stockholders litigation. In addition, Sperber alleged that as a result of the buyout proposal, Mr. Flores and Mr. Raymond will effectively control PAA. Sperber alleged that PAA had made no disclosure concerning the buyout proposal, and that no actions had been taken to protect the interests of PAA, its limited partners, or its unitholders with respect to the Plains Resources buyout proposal. Sperber specifically alleged that defendants have breached their contractual and/or fiduciary duties by failing to seek, pursuant to their respective governing documents, to acquire Plains Resources or the PAA units and general partnership interests held by Plains Resources; failing to amend the PAA GP Amended and Restated Limited Liability Company Agreement and/or PAA’s Amended and Restated Limited Partnership Agreement to limit the power of Messrs. Flores and Raymond and Vulcan Capital over selection of five of the seven members of the PAA GP board and the chief executive officer of PAA GP, failing to ensure that the transaction does not adversely affect PAA’s interests under the Crude Oil Marketing Agreement, dated as of November 23, 1998, by and among Plains Resources, Plains Illinois Inc., Stocker Resources, LP, Calumet Florida, Inc., and Plains Marketing, LP and the Omnibus Agreement among Plains Resources, PAA, Plains Marketing, LP, All American Pipeline, LP and Plains All American Inc., dated as of November 23, 1998, or to obtain fair value for any waiver of those interests; failing to convene the conflicts committee to determine whether the proposed transaction is fair and reasonable to PAA; and failing to appoint a special committee of independent directors to consider the effects of the transaction. Sperber

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleged that all defendants to that action owe fiduciary duties to PAA, its limited partners, and its unitholders which allegedly have been breached by the failure to take actions to protect the interests of PAA, its limited partners, and its unitholders.

The Sperber complaint requests the following relief: certification of a class action, an injunction preventing consummation of the buyout offer (or rescinding it if consummated), an injunction requiring PAA and Plains AAP to act to protect the interest of PAA, its limited partners, and its unitholders, a declaration that the individual defendants breached their fiduciary duties to the plaintiff and the putative class, an accounting of all assets, money, and other value improperly received from Plains Resources, disgorgement and imposition of a constructive trust on all property and profits defendants received as a result of wrongful conduct, damages to the class, interest, attorneys’ fees, and other costs, along with such other relief as the Court might find just and proper. Pursuant to an agreement among counsel, no response to the Sperber complaint is required until March 10, 2004.

Other

The lawsuit regarding the termination of an electric services contract with Commonwealth Energy Corporation was settled in January 2004 by PXP under its indemnity obligation to us. All claims of the lawsuit have been released.

In the ordinary course of our business, we are a claimant or defendant in various legal proceedings. We do not believe that the outcome of any pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 15—Financial Instruments

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

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Derivative financial instruments included other assets are stated at fair value. The carrying amounts and fair values of our other financial instruments are as follows (in thousands):

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt:
Bank debt	$50,000	$50,000	$45,000	$45,000

The carrying value of bank debt approximates its fair value, as interest rates are variable, based on prevailing market rates.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Supplemental Disclosures of Cash Flow Information

Selected cash payments and noncash activities were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Cash paid for interest (net of amount capitalized)	$2,070	$25,129	$27,939

Cash paid for taxes	$3,010	$4,282	$7,048

Noncash sources and (uses) of investing and financing activities:
Tax benefit from exercise of employee stock options	$754	$2,248	$6,990

Note 17—Oil and Gas Activities

Costs Incurred

Our oil and gas acquisition, exploration, exploitation and development activities are conducted in the United States. The following table summarizes the costs incurred during the last three years (in thousands).

	Year Ended December 31,
	2003	2002	2001
Property acquisitions costs:
Unproved properties	$—	$—	$—
Proved properties	—	—	153
Exploration costs	—	—	43
Exploitation and development costs	2,912	5,860	10,526

	$2,912	$5,860	$10,722

Amounts presented for 2003 do not include $1.2 million related to the cumulative effect of the adoption of SFAS 143, see Note 4. Costs incurred for discontinued operations for the years ended December 31, 2002 and 2001 was $64.5 million and $125.8 million, respectively.

Capitalized Costs

The following table presents the aggregate capitalized costs subject to amortization relating to our oil and gas acquisition, exploration, exploitation and development activities, and the aggregate related accumulated DD&A (in thousands).

	December 31,
	2003	2002
Proved properties	$353,653	$349,517
Accumulated DD&A	(300,344)	(299,187)

	$53,309	$50,330

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The DD&A rate per equivalent unit of production was $4.78, $3.73 and $2.74 for the years ended December 31, 2003, 2002, and 2001, respectively.

Capitalized costs for discontinued operations at December 31, 2002 was $462.2 million.

Costs Not Subject to Amortization

The following table summarizes the categories of costs comprising the amount of unproved properties not subject to amortization (in thousands).

	December 31,
	2003	2002	2001
Acquisition costs	$—	$—	$2,515
Exploration costs	—	—	3,579
Capitalized interest	—	—	1,042

	$—	$—	$7,136

During 2001 we capitalized $0.5 million of interest related to the costs of unproved properties in the process of development.

Costs not subject to amortization for discontinued operations at December 31, 2002 and 2001 was $30.0 million and $33.4 million, respectively.

Results of Operations for Oil and Gas Producing Activities

The results of operations from oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax (expense) or benefit was determined by applying the statutory rates to pretax operating results (in thousands).

	Year Ended December 31,
	2003	2002	2001
Revenues from oil and gas producing activities	$21,857	$18,662	$16,030
Production costs	(8,669)	(6,536)	(7,397)
Oil transportation expenses	(3,906)	(3,775)	(4,449)
Depreciation, depletion, amortization and accretion	(4,655)	(3,239)	(3,302)
Income tax (expense) benefit	(2,072)	(1,971)	(353)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$2,555	$3,141	$529

The results of operations from discontinued oil and gas producing activities for the years ended December 31, 2002 and 2001 was $49.2 million and $71.6 million, respectively.

Supplemental Reserve Information (Unaudited)

The following information summarizes our net proved reserves of oil (including condensate and gas liquids) and gas and the present values thereof for the three years ended December 31, 2003. The

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following reserve information is based upon reports of the independent petroleum consulting firm of Netherland, Sewell & Associates, Inc. The estimates are in accordance with regulations prescribed by the SEC.

In management’s opinion, the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are believed to be reasonable. However, there are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are to some degree speculative, the quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the Standardized Measure shown below represents estimates only and should not be construed as the current value of the estimated oil and gas reserves attributable to our properties. In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties included in the preceding year’s estimates. Such revisions reflect additional information from subsequent exploitation and development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices.

Decreases in the prices of oil have had, and could have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow. All of our reserves are comprised of oil properties that are sensitive to oil price volatility.

Estimated Quantities of Oil Reserves (Unaudited)

The following table sets forth certain data pertaining to our proved and proved developed reserves for the three years ended December 31, 2003 (in thousands).

	As of or for the Year Ended December 31,
	2003	2002	2001
	Oil (MBbls)
Proved Reserves
Beginning balance	16,313	17,343	18,775
Revision of previous estimates	(921)	(60)	(2,470)
Extensions, discoveries, improved recovery and other additions	—	—	1,992
Production	(845)	(970)	(954)

Ending balance	14,547	16,313	17,343

Proved Developed Reserves
Beginning balance	14,499	15,456	17,853

Ending balance	12,730	14,499	15,456

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proved oil and gas reserves for discontinued operations totaled 240.2 MMBbls of oil and 77.1 Bcf of gas at December 31 2002; and 223.3 MMBbls of oil and 96.2 Bcf of gas at December 31, 2001.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The Standardized Measure of discounted future net cash flows relating to proved oil reserves is presented below (in thousands):

	December 31,
	2003	2002	2001
Future cash inflows	$302,307	$330,377	$171,319
Future development costs	(28,088)	(30,992)	(24,131)
Future production expense	(151,290)	(151,539)	(112,503)
Future income tax expense	(22,558)	(27,136)	—

Future net cash flows	100,371	120,710	34,685
Discounted at 10% per year	(34,813)	(47,371)	(8,140)

Standardized measure of discounted future net cash flows	$65,558	$73,339	$26,545

The Standardized Measure of discounted future net cash flows related to discontinued operations at December 31, 2002 and 2001 was $883.5 million and $384.5 million, respectively.

The Standardized Measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

1.	An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2.	In accordance with SEC guidelines, the engineers’ estimates of future net revenues from our proved properties and the present value thereof are made using oil sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. We have entered into various arrangements to fix or limit the NYMEX oil price for a significant portion of our oil production. Arrangements in effect at December 31, 2003 are discussed in Note 5. Such arrangements are not reflected in the reserve reports. The overall average year-end realized price used in the reserve reports as of December 31, 2003, was $20.78 per barrel of oil. Such price as of December 31, 2002 was $20.25 per barrel of oil.

3.	The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs.

4.	The reports reflect the pre-tax Present Value of Proved Reserves to be $77.5 million, $87.9 million and $26.5 million at December 31, 2003, 2002 and 2001, respectively. SFAS No. 69 requires us to further reduce these estimates by an amount equal to the present value of estimated income taxes which might be payable by us in future years to arrive at the Standardized Measure. Future income taxes were calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to oil operations.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal sources of changes in the Standardized Measure of the future net cash flows for the three years ended December 31, 2003, are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of year	$73,339	$26,545	$41,210
Sales, net of production expenses	(9,589)	(8,964)	(5,355)
Net change in sales and transfer prices, net of production expenses	(5,078)	77,743	(16,188)
Changes in estimated future development costs	1,526	(3,185)	1,374
Extensions, discoveries and improved recovery, net of costs	—	—	5,768
Previously estimated development costs incurred during the year	1,910	915	840
Revision of quantity estimates	(7,342)	(8,125)	(6,239)
Accretion of discount	8,103	2,986	5,135
Net change in income taxes	2,689	(14,576)	—

Balance, end of year	$65,558	$73,339	$26,545

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Quarterly Financial Data (Unaudited)

As a result of the spin-off, the historical results of operations of PXP are reflected as discontinued operations. The following table shows summary financial data for 2003 and 2002 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003
Revenues	$6,970	$4,347	$4,917	$5,623	$21,857
Costs and expenses	6,653	5,480	5,701	6,709	24,543
Equity in earnings of PAA	6,325	5,397	3,142	209	15,073
Gains on PAA unit transactions and public offerings	6,108	—	9,119	18,010	33,237
Income before cumulative effect of accounting change	6,391	1,096	5,825	6,995	20,307
Cumulative effect of accounting change	933	—	—	—	933
Cumulative preferred dividends	(350)	(253)	—	—	(603)
Income available to common stockholders	6,974	843	5,825	6,995	20,637
Basic EPS
Continuing operations	0.25	0.04	0.25	0.30	0.84
Cumulative effect of accounting change	0.04	—	—	—	0.04
Net income	0.29	0.04	0.25	0.30	0.88
Diluted EPS
Continuing operations	0.24	0.04	0.24	0.29	0.82
Cumulative effect of accounting change	0.04	—	—	—	0.04
Net income	0.28	0.04	0.24	0.29	0.86
2002
Revenues	$4,056	$4,659	$5,151	$4,796	$18,662
Costs and expenses	5,261	5,196	4,950	4,790	20,197
Equity in earnings of PAA	4,350	5,256	4,454	4,747	18,807
Gains on PAA unit transactions and public offerings	—	—	14,512	—	14,512
Income from continuing operations	732	1,456	3,767	3,777	9,732
Income from discontinued operations	5,864	8,218	7,418	6,300	27,800
Net income	6,596	9,674	11,185	10,077	37,532
Cumulative preferred dividends	(350)	(350)	(350)	(350)	(1,400)
Income available to common stockholders	6,246	9,324	10,835	9,727	36,132
Basic EPS
Continuing operations	0.02	0.05	0.14	0.14	0.35
Discontinued operations	0.25	0.34	0.31	0.26	1.16
Net income	0.27	0.39	0.45	0.40	1.51
Diluted EPS
Continuing operations	0.02	0.04	0.14	0.14	0.34
Discontinued operations	0.24	0.33	0.30	0.26	1.14
Net income	0.26	0.37	0.44	0.40	1.48

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Subsequent Event

On February 18, 2004 a special committee comprised of board members William C. O’Malley and William M. Hitchcock, voted unanimously to recommend to our Board of Directors and to Plains Resources stockholders a proposal from Vulcan Capital, Inc., our Chairman, James C. Flores, and our CEO and President, John T. Raymond, or the Vulcan Group, to acquire all of our outstanding stock for $16.75 per share in cash. Our Board of Directors, excluding Mr. Flores, has approved the merger agreement and recommends that stockholders vote in favor of the transactions contemplated thereby.

The merger agreement contains customary fiduciary termination rights. If the merger agreement is terminated, under specified circumstances, we have agreed to reimburse all of the Vulcan Group’s reasonable out-of-pocket expenses. In addition, in certain circumstances we have agreed to pay a termination fee of $15 million. In all other circumstances, each party must pay all fees and expenses it incurs relating to the merger. The closing of the merger is subject to approval by the stockholders of Plains Resources and other customary closing conditions. We plan to hold a special meeting of stockholders as soon as practicable. Completion of the transaction is expected during the second quarter of 2004. If the merger is consummated, Plains Resources will become a privately held company. Accordingly, upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934 will terminate and the Company will cease filing reports with the Securities and Exchange Commission (“SEC”).

Plains Resources has filed a preliminary proxy statement for the special meeting of stockholders to vote on the proposed transaction, and the Vulcan Group will file other relevant documents with the SEC concerning the proposed transaction.