Form 10-K/A
period 2003-12-31
PLAINS RESOURCES INC
filed 2004-04-28
CIK 350426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

PLAINS RESOURCES INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10K/A

FOR THE YEAR ENDED DECEMBER 31, 2003

Introductory Note and Table of Contents

Plains Resources Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (originally filed on March 5, 2004) to include Items 10, 11, 12 and 13, which were not included in the original filing and to revise Item 7 and Item 9A. No other changes have been made to the Annual Report.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any other way other than as required to reflect the amendments described above and as set forth below.

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

William M. Hitchcock, age 64, Director since 1977. Mr. Hitchcock is a partner and has been President since 1996 of Pembroke Financial Partners LLC, a NASD investment firm. In addition, he is Chief Executive Officer of Camelot Oil & Gas, a private oil and gas company. He is also a director of Maxx Petroleum Ltd., an oil and gas company, Thoratec Corporation, a medical device company, and Luna Imaging, Inc., a digital imaging company. From 1992 to 1995, Mr. Hitchcock served as President of Plains Resources International Inc., which was formerly one of our wholly-owned subsidiaries. In addition, he was our Chairman of the Board from August 1981 to October 1992, except for the period from April 1987 to October 1987, when he served as our Vice Chairman.

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

Overview

We are an independent energy company. Our current business operations are focused in two areas of the energy business—“midstream” and “upstream.”

Midstream.

Our midstream activities are carried out through our equity ownership in Plains All American Pipeline, L.P., or PAA, a public master limited partnership. PAA markets, gathers, transports, terminals, and stores oil. As of February 29, 2004 we owned 44% of the general partner of PAA and 12.4 million, or 21%, of the limited partnership units of PAA, which represented approximately 22% aggregate ownership interest in PAA. See “—Plains All American Pipeline, L.P.” The book value of our ownership interest in PAA represents 57% of our total assets as of December 31, 2003.

During 2003, we received $30.9 million in partnership distributions from PAA. PAA partnership distributions generate relatively stable cash flows to the Company with relatively minimal future capital requirements from us. Our equity in the earnings of PAA was $15.1 million and we also recognized $33.2 million in gains on PAA unit transactions and public offerings. These numbers reflect lower PAA earnings and a decrease in our ownership of PAA as a result of 2003 equity offerings. PAA’s financial performance directly impacts our financial performance and the market value performance of PAA’s limited partnership interests directly impacts the value of our assets. Changes to PAA’s income or asset values because of business or market factors affecting PAA will directly affect our reported income and asset values and could affect the amount of distributions we receive. As a result, we encourage you to review PAA’s SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2003, to review and assess, among other things, PAA’s financial performance and financial condition, PAA’s business, operations, and competition, and risk factors associated with PAA’s business.

Upstream.

We participate in the “upstream” activities of acquiring, exploiting, developing, exploring for and producing oil through our wholly owned subsidiary, Calumet Florida L.L.C., or Calumet, which owns producing properties in the Sunniland Trend in south Florida. The book value of our upstream assets represents 30% of our total assets as of December 31, 2003. The present value of our oil reserves as of December 31, 2003, approximately $77.5 million, was determined in accordance with SEC requirements is based on prices, costs and assumptions in effect on that date. The price in effect at December 31, 2003 was $32.52 per barrel before adjustment for location and quality differential. This present value does not necessarily represent the actual value of such reserves since actual future prices and costs may be significantly higher or lower than the prices and costs on December 31, 2003.

Our revenues from the sale of oil during 2003 were $21.9 million. Our revenues from upstream operations are dependent on the price of oil, which is historically volatile. We manage our exposure to price risk by hedging a substantial portion of our oil production through the use of derivative instruments. We manage our upstream operations to provide a steady cash flow through our hedging and by controlling operating expenses of the properties. We could be adversely affected by a material change in oil prices for which we have not effectively hedged or increases in operating expenses such as electricity or transportation. Our production volumes will decline if we do not invest capital in new wells or reworking of existing wells.

Proposed Merger Transaction

As further described in Items 1 and 2 —“Business and Properties,” the Company has entered into a merger agreement with the Vulcan Group as approved by the Special Committee and our board of directors. In the proposed merger, the Vulcan Group would acquire all of our outstanding stock for $16.75 per share in cash. We have filed a preliminary proxy statement for the special meeting of stockholders to vote on the proposed transaction. If the merger is consummated, Plains Resources will become a privately held company. Accordingly, upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934 will terminate and the Company will cease filing reports with the SEC.

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

Midstream Operations

We account for our ownership interest in PAA using the equity method of accounting. We record equity in earnings of PAA based on our aggregate ownership interest, as adjusted for general partner incentive distributions. Equity in earnings for our general partner interest is based on our 44% share of 2% of PAA’s net income plus the amount of the general partner incentive distribution. Equity in earnings for our limited partner units is based on our ownership percentage of limited partner units (21% at December 31, 2003) multiplied by 98% of PAA’s net income less the general partner incentive distribution. Increased earnings attributable to the general partner incentive distributions will be somewhat offset because of our ownership of limited partner units. Cash distributions received from PAA are not reflected in earnings, but are reflected as a reduction in our ownership interest in PAA on the balance sheet.

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

We own 1.3 million Class B common units. Class B common units are initially pari passu with common units with respect to distributions, and are convertible into common units upon approval of a majority of the common unitholders. If we request that PAA call a meeting of common unitholders to consider approval of the conversion of Class B units into common units and the approval is not obtained within 120 days, each Class B common unitholder will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the 120-day period. Except for the vote to approve the conversion, Class B common units have the same voting rights as the common units.

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

Our Relationship with PXP

In connection with the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement that expires June 16, 2004; the Plains Resources transition services agreement that expires June 8, 2004; and a technical services agreement that expires July 2005. For the year ended December 31, 2003, PXP billed us $0.5 million for services provided to us under these agreements and we billed PXP $0.1 million for services we provided under these agreements.

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

During our fourth fiscal quarter ended December 31, 2003, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. EXECUTIVE OFFICERS OF THE REGISTRANT

Identification

Our directors and executive officers are identified and the business experience of each is given in Item 4—“Submission of Matters to a Vote of Security Holders” above.

Board of Directors and Committees

Plains’ board has established a Policy Concerning Corporate Ethics and Conflicts of Interest. This policy applies to all our employees, including our chief executive officer, chief financial officer and principal accounting officer. Any shareholder may request a copy of Plains’ Corporate Governance Guidelines and/or Policy Concerning Corporate Ethics and Conflicts of Interest, free of charge, by sending a request to Corporate Secretary, Plains Resources Inc., 700 Milam, Suite 3100, Houston, Texas 77002.

Plains’ non-management directors intend to meet periodically in executive session. There is not one single non-management director who has been chosen to preside over executive sessions of Plains’ board of directors.

Plains’ board has established an audit committee, an organization and compensation committee and a nominating and corporate governance committee. Plains’ board may establish other committees from time to time to facilitate Plains’ management. During 2003 Plains’ board held five meetings. No director attended fewer than 75% of the total number of meetings of the meetings of Plains’ board and committees on which he served.

Plains’ audit committee currently consists of Messrs. O’Malley, Hitchcock, Phillips, Sinnott and Symonds, with Mr. O’Malley acting as chairman. Plains’ audit committee selects Plains’ independent auditors to be engaged by Plains, reviews the plan, scope and results of Plains’ annual audit and discusses with the independent auditor any significant matters regarding internal controls over financial reporting that have come to their attention during the audit. Plains’ audit committee has adopted a written audit committee charter. The Audit Committee’s charter, as amended, was attached to the Company’s 2003 proxy statement. During 2003, Plains’ audit committee held six meetings. All of the members of Plains’ audit committee are non-employee directors. Plains’ board of directors, in its business judgment, has determined that all current members of Plains’ audit committee are “independent” as defined in the NYSE governance rules (and Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act) and are “financially literate” in compliance with the NYSE listing standards as the Plains’ board of directors interprets that designation. In addition, the Plains’ board of directors has determined that Mr. O’Malley is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K. In making its determination, the board recognized Mr. O’Malley’s experience in public accounting and as a chief executive officer directly supervising the principal financial officer.

Plains’ organization and compensation committee currently consists of Messrs. Hitchcock, O’Malley and Symonds, with Mr. Hitchcock acting as chairman. Plains’ organization and compensation committee reviews and sets the chief executive officer’s compensation, establishes guidelines and standards relating to the determination of executive compensation, reviews executive compensation policies and recommends to Plains’ entire board compensation for Plains’ executive officers other than the chief executive officer and key employees. Plains’ organization and compensation committee also administers Plains’ equity compensation plan and determines the number of shares covered by, and terms of, grants to executive officers and key employees. All of the members of Plains’ compensation committee are non-employee directors. During 2003, Plains’ organizational and compensation committee held two meetings.

Plains’ nominating and corporate governance committee currently consists of Messrs. Sinnott, O’Malley, Hitchcock, Phillips, and Symonds, with Mr. Sinnott acting as chairman. Plains’ nominating and corporate governance committee identifies and evaluates candidates for election as directors, nominates the slate of directors for election by Plains’ stockholders, and develops and recommends to Plains’ board Plains’ corporate governance principles. During 2003, Plains’ nominating and corporate governance committee held no meetings.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s’ directors and executive officers, and persons who own more than ten percent of a registered class of Plains’ equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of Plains common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish Plains with copies of all Section 16(a) forms they filed with the SEC.

To the Company’s’ knowledge, based solely on a review of the copies of such reports furnished to Plains and written representations that no other reports were required, the Company believes that all reporting obligations of the Company’s officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the first six months of the year ended December 31, 2003, except that (i) a Form 4 covering one transaction for the grant of restricted stock units related to 15,000 shares of the Company’s common stock to Franklin R. Bay was filed late, (ii) two Forms 4 covering one transaction each for the grant of common stock in accordance with a 2001 agreement and for the grant of restricted stock units related to 20,000 shares of the Company’s common stock to James C. Flores were filed late, (iii) a Form 4 covering one transaction for the exercise of a stock option by William M. Hitchcock was filed late, (iv) two Forms 4 covering one transaction each for the acquisition of 163 and 155 shares, respectively, of the Company’s common stock in lieu of director’s fees by William C. O’Malley were filed late; (v) a Form 4 covering one transaction for the grant of restricted stock units related to 10,000 shares of the Company’s common stock to D. Martin Phillips was filed late; (vi) a Form 4 covering one transaction for the grant of restricted stock units related to 40,000 shares of the Company’s common stock to John T. Raymond was filed late, (vi) three Forms 4 covering one transaction each for the acquisition of 375, 172 and 338 shares, respectively, of the Company’s common stock in lieu of director’s fees by Robert V. Sinnott were filed late, and (vii) a Form 4 covering one transaction for the grant of restricted stock units related to 20,000 shares of the Company’s common stock to Stephen A. Thorington was filed late. No forms were filed late after June 12, 2003.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows certain compensation information for our chief executive officer and the two highly compensated executive officers whose 2003 salary and bonus exceeded $100,000, or named executive officers, for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002 and 2001.

					Long Term Compensation
					Awards				Payouts
Name and Principal Position	Year	Annual Compensation			Restricted Stock Award(s) ($)(2)		Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compensation ($)(3)
		Salary ($)	Bonus ($)
James C. Flores	2003	100,000	50,000	(4)	210,000	(5)	–0–		–0–	–0–
Chairman of the Board(1)	2002	4,167	100,000		750,600	(6)	475,000		–0–	11,000
	2001	–0–	325,000				1,000,000	(7)	–0–	–0–

John T. Raymond	2003	150,000	75,000	(4)	420,000	(5)	–0–		–0–	–0–
President and Chief	2002	389,584	150,000		938,250	(9)	425,000		–0–	11,000
Executive Officer(8)	2001	187,500	788,000		–0–		300,000		–0–	–0–

Stephen A. Thorington	2003	100,000	50,000	(4)	210,000	(5)	–0–			–0–
Executive Vice President and	2002	91,667	33,333		1,059,750	(11)	–0–		–0–	–0–
Chief Financial Officer(10)

(1)	Mr. Flores joined us as Chairman of the Board and Chief Executive Officer in May 2001 and became Executive Chairman of the Board in December 2002.
(2)	These dollar amounts represent the closing price of a share of our common stock on the restricted stock or restricted stock unit grant date as reported on the New York Stock Exchange multiplied by the number of restricted shares or units granted on such date.
(3)	We match 100% of an employee’s contribution to our 401(k) plan, subject to certain limitations in the plan, with matching contributions being made (i) before October 1, 2002, 50% in cash and 50% in our common stock (the number of shares for the stock match being based on the market value of our common stock at the time the shares are issued), and (ii) starting on October 1, 2002, 100% in cash.
(4)	An additional bonus equal to this amount was awarded and was deferred until after the resolution of any open issues relating to the sale of the Company.

(5)	These amounts represent an award of restricted stock units on March 12, 2003 under our 2001 Stock Incentive Plan (calculated as described in footnote 2 above). The award vests on the third anniversary of the grant date, provided that if the closing price of shares of our common stocks equals or exceeds 150% of the of the shares on the grant date ($12.50), then the award will vest 18 months after the grant date.
(6)	This was a restricted stock award under our 2001 Stock Incentive Plan. The fair market value at the time of the award was $750,600 (calculated as described in footnote 2 above). The fair market value of this award as of December 31, 2002 (calculated by multiplying the closing price per share of our common stock on December 31, 2002 as reported on the NYSE by the number of restricted shares) was $711,000. The award vests in three equal, annual installments beginning on December 19, 2003. Dividends will be paid on the shares covered by the award and will be held in custody by us until the restricted shares vest.
(7)	Pursuant to Mr. Flores’ original employment agreement with us, we granted Mr. Flores a number of shares of our common stock with a value equal to $1 million. This grant is payable in five equal installments as of each anniversary of May 8, 2001, which is the date of his original employment agreement, in the form of a direct grant of shares of our common stock, the number of which will equal the annual dollar payment amount ($200,000) divided by the fair market value of a share on the applicable anniversary date. The first two installments of this grant were paid on May 8, 2002 and 2003 in the amount of 7,407 shares and 16,625 shares, respectively, of our common stock.
(8)	Mr. Raymond joined us in May 2001 and became Chief Executive Officer in December 2002.
(9)	This was a restricted stock award under our 2001 Stock Incentive Plan. The fair market value at the time of the award was $938,250 (calculated as described in footnote 2 above). The fair market value of this award as of December 31, 2002 (calculated by multiplying the closing price per share of our common stock on December 31, 2002 as reported on the NYSE by the number of restricted shares) was $888,750. The award vests in three equal, annual installments beginning on December 19, 2003. Dividends will be paid on the shares covered by the award and will be held in custody by us until the restricted shares vest.
(10)	Mr. Thorington joined us in December 2002.
(11)	This was a restricted stock award under our 2001 Stock Incentive Plan. The fair market value at the time of the award was $1,059,750 (calculated as described in footnote 2 above). The fair market value of this award as of December 31, 2002 (calculated by multiplying the closing price per share of our common stock on December 31, 2002 as reported on the NYSE by the number of restricted shares) was $533,250. The award vests in three equal, annual installments beginning on September 3, 2003. Dividends will be paid on the shares covered by the award and will be held in custody by us until the restricted shares vest.

Option Grants in 2003

There were no stock options or stock appreciation rights granted to any named executive officer.

Aggregated Option Exercises in 2003 and Year-End Option Values

The following table sets forth certain information for each named executive officer concerning option exercises during 2003 and all unexercised options held at December 31, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James C. Flores	–0–	–0–	99,652	1,375,348	459,694	5,555,556
John T. Raymond	–0–	–0–	225,486	499,514	719,104	1,887,646
Stephen A. Thorington	–0–	–0–	–0–	–0–	–0–	–0–

(1)	Year-end values are determined by aggregating for each option outstanding as of December 31, 2003 the amount calculated by multiplying the number of shares underlying such option by an amount equal to the closing price of our common stock on December 31, 2003, which was $17.70, less the exercise price of such option.

2001 Stock Incentive Plan

We adopted our 2001 stock incentive plan on May 7, 2001. The 2001 plan was amended effective September 10, 2002 and January 1, 2003. The 2001 plan provides for the grant of stock options (including incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, and non-qualified stock options) and other awards (including performance units, performance shares, share awards, restricted stock and restricted stock units) to our directors, officers and employees, individuals to whom we have extended written offers of employment, and our consultants and advisors. The Organization and Compensation Committee, which is currently comprised of three directors, each of whom are “non-employee directors” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and two of whom are “outside directors” under Section 162(m) of the Code, administers the 2001 plan. Four million shares of our common stock are subject to issuance under the 2001 plan, although no more than 1,000,000 of the allotted shares may be the subject of restricted stock awards. The Organization and Compensation Committee may grant stock options on such terms, including vesting and payment forms, as it deems appropriate. However, no option may be exercised more than 10 years after its grant, and the purchase price for incentive stock options and non-qualified stock options may be not less than 100% of the fair market value of our common stock at the time of grant. The Organization and Compensation Committee may grant restricted stock awards, restricted stock unit awards, share awards, performance units and performance shares on such terms and conditions as it may in its discretion decide. Unless terminated earlier by our board of directors, the 2001 plan will terminate on May 6, 2011.

Upon a “change in control” (as defined in the 2001 plan), all options and awards will become immediately exercisable in full for the remainder of their terms. In addition, in such an event, unless otherwise determined by the Organization and Compensation Committee and set forth in the agreement governing the award, performance units and restricted stock units will become immediately vested and restrictions on stock granted pursuant to restricted stock awards will lapse.

At December 31, 2003, we had outstanding options to purchase 3,475,570 shares of our common stock under the 2001 plan.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

James C. Flores. On September 19, 2002, we entered into a new employment agreement with Mr. Flores that became effective the date after the spin-off of PXP, December 19, 2002, and replaced his prior employment agreement dated May 8, 2001, which we refer to as Mr. Flores’ Original Agreement. The new agreement has an initial term of five years, although it may be terminated earlier under certain circumstances. At the end of that term and, if that term is extended, each subsequent term, the agreement is subject to a one-year extension if we and Mr. Flores agree to new compensation terms ninety days before the end of the applicable term. The new agreement also acknowledges that Mr. Flores is an officer and director of PXP and therefore will not devote all of his time and attention to us. As Chairman of the Board and Chief Executive Officer of PXP, Mr. Flores will also devote time and attention to, and be compensated by, PXP.

Mr. Flores’ employment agreement provides for an annual salary of $100,000 and a target annual bonus of $100,000, subject to the attainment of performance goals. The agreement provides that the stock options and share grant pursuant to Mr. Flores’ Original Agreement will remain in full force and effect. Pursuant to his Original Agreement, Mr. Flores received a performance option under our 2001 plan to purchase 1,000,000 shares of our common stock at an exercise price of $13.92 per share (as adjusted for the spin off of PXP). The performance option becomes vested and exercisable on the first to occur of:

•	May 7, 2006;

•	with respect to one-half of the shares subject to the performance option, a period of 10 trading days out of 20 consecutive trading days upon which the closing price of our common stock equals or exceeds $20.88 (as adjusted for the spin off);

•	with respect to all shares, a period of 10 trading days out of 20 consecutive trading days upon which the closing price of our common stock equals or exceeds $27.84 (as adjusted for the spin off);

•	termination of Mr. Flores’ employment by us for any reason other than Cause (as defined in his new agreement) or because of Mr. Flores’ death or resignation or by Mr. Flores for Good Reason (as defined in his new agreement);

•	a Change in Control (as defined in his new agreement) of us; or

•	any such time that Mr. Flores is not a member of our board of directors.

In connection with his new employment agreement, in addition to his annual salary and existing stock-based awards, Mr. Flores received a grant of 60,000 restricted shares of our common stock as well as options to purchase 350,000 shares of our common stock under the 2001 plan. The restricted shares vest in three equal, annual installments beginning on December 19, 2003. The options have a grant date of December 19, 2002 and a per share exercise price of $12.51, the closing sales price of our common stock on December 19, 2002. The options have a ten-year term and vest in five equal, annual installments beginning on December 19, 2003. Under his employment agreement, Mr. Flores is entitled to all of the employee benefits, fringe benefits and perquisites we provide to other senior executives.

On March 12, 2003, Mr. Flores was granted 20,000 restricted stock units that vest on the third anniversary of the grant date, provided that if the closing price of shares of our common stocks equals or exceeds 150% of the of the shares on the grant date ($12.50), then the award will vest 18 months after the grant date.

Mr. Flores’ employment agreement provides that if his employment is terminated by us without Cause (as defined in his new agreement), by Mr. Flores’ death or disability, or by Mr. Flores for Good Reason (as defined in his new agreement), we will also pay Mr. Flores $2.5 million. Upon such termination, all then-outstanding stock-based awards Mr. Flores holds will become immediately exercisable and payable in full, with any performance goals associated with the employment agreement being deemed to have been achieved at the maximum levels. Mr. Flores’ share award under his Original Agreement would become immediately vested and he would be granted a number of shares to be determined by dividing the amount equal to the aggregate unpaid annual installments divided by the fair market value of a share on the date of termination. However, if the share price is less than $13.31 (as adjusted for the spin off) on the termination date, payment will be made in cash. Mr. Flores and his dependents will be entitled to continued health insurance benefits for three years made “whole” on a net after-tax basis.

Under Mr. Flores’ employment agreement, if benefits to which Mr. Flores becomes entitled in connection with a change in control are considered “excess parachute payments” under Section 280G of the Code, then we will pay Mr. Flores an amount equal to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax (excluding any income tax or employment tax imposed upon the additional payment).

John T. Raymond. On September 19, 2002, we entered into a new employment agreement with Mr. Raymond that became effective the date after the spin-off of PXP, December 19, 2002, and replaced his prior employment agreement dated June 7, 2001, which we refer to as Mr. Raymond’s Original Agreement. Under the new agreement Mr. Raymond will serve for an initial term of five years, although it may be terminated earlier under certain circumstances. At the end of that term and, if that term is extended, each subsequent term, the agreement is subject to a one-year extension if we and Mr. Raymond agree to new compensation terms ninety days before the end of the applicable term. The new agreement also acknowledged that Mr. Raymond was an officer of PXP and therefore did not devote all of his time and attention to us. As President and Chief Operating Officer of PXP, Mr. Raymond devoted time and attention to, and was compensated by, PXP. Mr. Raymond resigned from PXP on March 3, 2004 and became a full time employee of the Company.

The new agreement provides for an annual salary of $150,000 and a target annual bonus of $150,000, subject to the attainment of performance goals. The agreement also provides that the stock options granted under Mr. Raymond’s Original Agreement will remain in full force and effect. Pursuant to his Original Agreement, Mr. Raymond received (1) a stock option to purchase 200,000 shares of our common stock at an exercise price of $15.29 per share (as adjusted for the spin off), which option vests in three equal, annual installments beginning in May 2002, and (2) a performance option under our 2001 plan to purchase 100,000 shares of our common stock at an exercise price of $15.29 per share (as adjusted for the spin off of PXP). The vesting terms of this performance option are substantially similar to the terms of Mr. Flores’ performance option.

In connection with his new employment agreement, in addition to his annual salary and stock-based awards, Mr. Raymond received a grant of 75,000 restricted shares of our common stock as well as options to purchase 250,000 shares of our common stock under the 2001 plan. The restricted shares vest in three equal, annual installments beginning on December 19, 2003. The options have a grant date of December 19, 2002 and a per share exercise price of $12.51, the closing sales price of our common stock on December 19, 2002. The options have a ten-year term and vest in five equal, annual installments beginning on December 19, 2003. Mr. Raymond is entitled to all of the employee benefits, fringe benefits and perquisites provided by us to other senior executives.

On March 12, 2003, Mr. Raymond was granted 40,000 restricted stock units that vest on the third anniversary of the grant date, provided that if the closing price of shares of our common stocks equals or exceeds 150% of the of the shares on the grant date ($12.50), then the award will vest 18 months after the grant date.

Mr. Raymond’s employment agreement provides that if his employment is terminated by us without Cause (as defined in his new agreement), by Mr. Raymond’s death or disability, or by Mr. Raymond for Good Reason (as defined in his new agreement), we will also pay Mr. Raymond $2.5 million. Upon such termination, all then-outstanding stock-based awards Mr. Raymond holds will become immediately exercisable and payable in full, with any performance goals associated with the employment agreement being deemed to have been achieved at the maximum levels. Mr. Raymond and his dependents will be entitled to continued health insurance benefits for three years made “whole” on a net after-tax basis.

Under Mr. Raymond’s employment agreement, if benefits to which Mr. Raymond becomes entitled in connection with a change in control are considered “excess parachute payments” under Section 280G of the Code, then we will pay Mr. Raymond an amount equal to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax (excluding any income tax or employment tax imposed upon the additional payment).

Stephen A. Thorington. We entered into an employment agreement with Mr. Thorington on September 8, 2003, that is effective December 18, 2002. Pursuant to this agreement, Mr. Thorington will serve for an initial term of five years beginning on December 18, 2002. At the end of the initial five-year term and, if such term is extended, each subsequent term, the agreement is subject to a one-year extension if Plains and Mr. Thorington agree to new compensation terms before the end of the applicable term. Mr. Thorington’s employment agreement provides for a base salary of $100,000 per year and a target annual bonus of $100,000, subject to the attainment of performance goals.

In September 2002, Mr. Thorington was granted an award of 45,000 shares of restricted stock units which vest over three equal annual installments beginning September 9, 2003. On March 12, 2003, Mr. Thorington was granted 20,000 restricted stock units that vest on the third anniversary of the grant date, provided that if the closing price of shares of our common stocks equals or exceeds 150% of the of the shares on the grant date ($12.50), then the award will vest 18 months after the grant date.

If Mr. Thorington’s employment is terminated by Plains without cause, by Mr. Thorington’s death, or if a change of control (as defined in the 2001 plan) occurs, Plains will pay him a lump sum amount equal to two times the sum of his base salary and last earned annual bonus. Also, Mr. Thorington will be entitled to health insurance benefits for up to two years after termination, subject to mitigation if he becomes entitled to health benefits under another plan, and his restricted stock and restricted stock units will automatically vest.

Under Mr. Thorington’s employment agreement, if benefits to which Mr. Thorington becomes entitled in connection with a change in control are considered “excess parachute payments” under Section 280G of the Code, then we will pay Mr. Thorington an amount equal to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax (excluding any income tax or employment tax imposed upon the additional payment).

Other. In the event of certain corporate transactions, changes in control of us, or changes in the composition of our board of directors under certain circumstances, all options granted to the named executive officers will be exercisable on an accelerated schedule pursuant to the plans under which the options were granted. To the extent not already exercisable, these options generally become exercisable upon a change of control of us resulting from:

•	a change in the composition of our board of directors pursuant to which incumbent directors or their designated successors cease to constitute at least two-thirds of our board;

•	subject to certain exceptions, the acquisition of securities by a person after which that person beneficially owns 50% or more of the voting power of our securities; or

•	subject to certain exceptions, approval by our stockholders of a merger, consolidation or reorganization involving us, a complete liquidation or dissolution of us, or an agreement for the sale of all or substantially all of our assets.

In addition, in the event of such a change in control, certain holders of options may elect to surrender their options for a cash payment equal to the difference between the exercise price and the market price of the common stock on the date of the event.

Organization and Compensation Committee Report on Executive Compensation

The Organization and Compensation Committee is currently composed of three directors, each of whom is “independent” under the rules of the NYSE and is a “non-employee director” under Rule 16b-3 under the Securities Exchange Act of 1934, and two of whom are “outside directors” under Section 162(m) of the Internal Revenue Code of 1986. The Committee has the responsibility of determining the compensation level of the Chief Executive Officer and compensation and awards under the Company’s stock incentive plans. The Committee also makes determinations and recommendations to the Board of Directors concerning the compensation of the Company’s other executive officers. To make such determinations and recommendations, at the end of each year the Organization and Compensation Committee evaluates (i) the Company’s performance relative to its annual objectives, (ii) the Company’s performance relative to changes in the industry (i.e., performance relative to the opportunities available), and (iii) each executive officer’s contribution to the Company’s achievements during the year. The basic objectives of the executive compensation program are to:

•	enable the Company to attract, retain, motivate and reward high caliber executive officers who are among the most skilled, talented and persistent individuals available in a very competitive marketplace;

•	inspire executive officers to work as a team to innovatively and aggressively pursue Company goals;

•	foster a general corporate atmosphere that promotes an entrepreneurial style of leadership to enable the Company to act quickly and flexibly to implement its plans and pursue opportunities as they arise;

•	emphasize “pay for performance” by having a significant portion of the executive officers’ total compensation “at risk” in the form of incentive compensation; and

•	align the long term interests of the executive officers with those of the Company’s stockholders through the use of stock options and restricted stock as a portion of compensation and thereby encourage the achievement of performance objectives that enhance stockholder value on a continuing basis.

The Committee monitors general industry conditions, changes in regulations and tax laws, and other developments that may, from time to time, require modifications of the executive compensation program to ensure the program is properly structured to achieve its objectives. The Company’s executive compensation program currently includes three major components: base salary, annual incentive compensation and longer-term incentives through stock options and restricted stock awards.

Base Salaries

Base salaries for each of the Company’s executive officers are determined on an individual basis, taking into consideration the performance of the individual and his or her contributions to the Company’s performance, the length of service of the individual with the Company, compensation by industry competitors for comparable positions, internal equities among positions, and general economic conditions. The Committee believes that maintaining a competitive base salary structure is vital to attract and retain talented executives and that optimal performance is encouraged through the use of incentive programs, such as annual incentive compensation and stock option plans, furthering the goal of having “at risk” compensation as an important component of the executive compensation program.

Annual Incentive Compensation

In addition to their base salaries, the Company’s executive officers may earn an annual incentive payment, depending on Company performance relative to objectives set forth in an annual business plan. Such annual objectives are a combination of operating, financial and strategic goals that are considered to be critical to the Company’s success. These objectives are not specifically weighted in determining whether to award annual incentive payments to executive officers because the relative importance of such objectives may change from year to year and the relative responsibilities of each executive officer in the achievement of each of the objectives may differ. After a year-end review of the Company’s performance relative to the annual business plan, the Committee determines the amount of the annual incentive payment, if any, that will be awarded to an executive officer based on the Committee’s subjective evaluation of factors that include the extent to which the objectives of the annual business plan were achieved, his or her contribution to the achievement of those objectives, and general economic and industry conditions.

Stock Options and Restricted Stock Awards

The Company has used stock options and restricted stock awards (including restricted stock units) as its long-term incentive program for executive officers and may in the future continue to use options and restricted stock awards in its long-term incentive program. Stock options and restricted stock awards are used to relate the benefits received by the executive officers to the amount of appreciation realized by the stockholders over comparable periods. The Committee anticipates that stock options and/or restricted stock awards will generally be granted annually to executive officers. The size of the option grant and restricted stock award will generally be determined at the discretion of the Committee. Stock options will be granted at exercise prices not less than the market value of the stock on the date of the grant and are not transferable (other than to the holder’s heirs or entities for the benefit of his heirs). Therefore, such options will have no realizable value unless the Company’s stock appreciates in value. Stock options and restricted stock awards typically include provisions for the vesting of those awards over time. Stock options and restricted stock awards provide the executive officers the opportunity to acquire and build a meaningful ownership interest in the Company and, therefore, closely align the executive officers’ interests with those of the stockholders.

Compensation of the Chief Executive Officer

In connection with the PXP spin off, the Company entered into a new employment agreement with Mr. Raymond. Because Mr. Raymond did not devote all of his time and efforts to the Company (a portion of his time and efforts were devoted to PXP in his position as President and Chief Operating Officer), effective December 2002, and for the fiscal year 2003, the Company paid Mr. Raymond an annual salary of $150,000. He was awarded a bonus of $150,000 for the fiscal year 2003 based upon the attainment of performance goals; half of which was paid on March 5, 2004 and half of which was deferred until after the resolution of any open issues relating to the sale of the Company. The Committee considered the attainment of the Company’s financial goals in assessing Mr. Raymond’s performance. In addition, on March 12, 2003, Mr. Raymond was granted an award of 40,000 restricted stock units. The restricted stock units vest on the third anniversary of the grant date, or March 12, 2006, provided that Mr. Raymond is still employed by the Company. The restricted stock units will vest earlier if, after 18 month after the grant date, for a period of 30 consecutive trading days, the closing price of the Company’s common stock equals or exceeds 150% of the closing price on the grant date. When the restricted stock units vest, the Company will issue to Mr. Raymond shares of the Company’s common stock. The Committee approved Mr. Raymond’s compensation package to directly align Mr. Raymond’s interests with those of the Company’s stockholders. Due to the pending merger of the Company, the Committee has not determined to make any 2004 stock option or restricted stock awards to any of the executive officers.

Deductibility of Compensation Expenses

Section 162(m) of the Internal Revenue Code generally precludes the Company from taking federal income tax deductions for compensation paid to certain executive officers in excess of $1 million per year, unless such excess constitutes performance-based compensation under such section. The Company’s policy is, primarily, to design and administer compensation plans that support the achievement of long-term strategic objectives and enhance stockholder value. Where it is consistent with this compensation philosophy, the Committee will also attempt to structure compensation programs that are tax-deductible by the Company.

March 2, 2004

Organization and Compensation Committee

William M. Hitchcock, Chairman

William C. O’Malley

J. Taft Symonds

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Media General Industry Group Index No. 121, “Independent — Oil & Gas”, and the NYSE Market Index for five years ended December 31, 2003. Our common stock became listed on the New York Stock Exchange in December 2001. The graph assumes that the value of an investment in our common stock and each index was $100 at December 31, 1998 and that any dividends were reinvested. Numerical values used for the year-end and other plot points in the graph are set forth in the table under the graph.

At the close of business on December 18, 2002, we spun off PXP. As a result of the spin off, the price of our common stock on December 19, 2002 closed at $12.51 as compared to the closing price of our common stock on December 18, 2002 of $23.05, both as reported on the NYSE. We have included on the graph below numerical values for December 18 and 19, 2002 to help show the impact of the spin off on the investment values noted.

	12/31/98	12/31/99	12/31/00	12/31/01	12/18/02	12/19/02	12/31/02	12/31/03
Plains Resources Inc.	100.00	88.89	150.22	175.00	163.91	88.96	84.27	114.13
MG Group Index	100.00	140.10	203.31	166.14	173.97	173.97	173.97	271.35
NYSE Market Index	100.00	109.50	112.11	102.12	83.42	83.42	83.42	108.07

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 19, 2004, the beneficial ownership of our outstanding common stock by:

•	each of our directors;

•	each named executive officer; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, the persons listed in the table below have sole voting and investment powers with respect to the shares of our common stock indicated, and each person’s address is 700 Milam, Suite 3100, Houston, Texas 77002.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
James C. Flores	1,215,355	(4)	4.85%
William M. Hitchcock	482,023	(5)	1.92%
William C. O’Malley	10,946	(5)	(3)
D. Martin Phillips(6)	25,833	(5)	(3)
John T. Raymond	421,223	(7)	1.68%
Robert V. Sinnott(8)	51,185	(5)	(3)
J. Taft Symonds	79,662	(5)(9)	(3)
Stephen A. Thorington	41,033	(10)	(3)
Directors and Executive Officers as a group (9 persons)	2,337,060		9.33%

(1)	Includes both outstanding shares of our common stock and shares of our common stock such person has the right to acquire within 60 days after April 19, 2004 by exercise of outstanding stock options or by vesting of restricted stock units.
(2)	Based on 24,409,631 shares of our common stock outstanding as of April 19, 2004.
(3)	Less than 1%.
(4)	1,000,000 of these shares are held directly by Sable Management, L.P., the general partner of which is Sable Management, LLC, of which Mr. Flores is the sole member. Includes 40,000 shares of unvested restricted stock over which Mr. Flores exercises voting power and 221 shares held by the Company’s 401(k) plan. Mr. Flores also owns 20,000 unvested restricted stock units.
(5)	Also owns 5,000 unvested restricted stock units.
(6)	Mr. Phillips is a Managing Director of EnCap, which is the general partner of EnCap Energy Capital Fund III, L.P. and EnCap Energy Capital Fund III-B, L.P., the investment manager of Energy Capital Investment Company PLC, and the manager of BOCP Energy Partners, L.P. Mr. Phillips disclaims beneficial ownership of the 1,174,219 shares beneficially owned by EnCap.
(7)	Includes 50,000 shares of unvested restricted stock over which Mr. Raymond exercises voting power and 221 shares held by the Company’s 401(k) plan. Mr. Raymond also owns 40,000 unvested restricted stock units.
(8)	Mr. Sinnott is Senior Vice President of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P., or Kayne Anderson. Mr. Sinnott disclaims beneficial ownership of the 1,755,916 shares beneficially owned by Kayne Anderson.
(9)	These shares include 32,662 shares that are held by Symonds Trust Co. Ltd.
(10)	Includes 30,000 shares of unvested restricted stock over which Mr. Thorington exercises voting power. Mr. Thorington also owns 20,000 unvested restricted stock units.

The following table lists the persons who, to our knowledge, may be deemed to be beneficial owners, as of April 19, 2004, of more than 5% of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Barclays Global Investors, N.A. 45 Fremont Street San Francisco, CA 94105	1,294,411	(2)	5.17%

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	1,755,916	(3)	7.01%

Merrill Lynch & Co. World Financial Center, North Tower 250 Vesey Street New York, NY 10381	1,338,969	(4)	5.35%

Pershing Square, L.P. 110 East 42nd Street New York, NY 10017	1,258,500	(5)	5.03%

(1)	Based on 24,409,631 shares of our common stock outstanding as of April 19, 2004.
(2)	Based on the Schedule 13G filed by Barclays Global Investors, N.A. with the SEC on February 17, 2004, Barclays has sole voting and investment power over 1,216,029 shares.
(3)	Based on Amendment No. 14 to Schedule 13D filed by Kayne Anderson and Richard A. Kayne with the SEC on February 27, 2004, Kayne Anderson and Mr. Kayne have shared voting and investment power over 1,665,300 shares held by investment partnerships and managed accounts and Mr. Kayne has sole voting and investment power over 90,616 shares.
(4)	Based on the Schedule 13G filed by Merrill Lynch & Co. with the SEC on January 27, 2004, Merrill Lynch has shared voting and investment power over 1,338,969 shares. Merrill Lynch advised that all such shares are owned by various clients of Merrill Lynch.
(5)	Based on Amendment No. 4 to Schedule 13D filed by Leucadia National Corporation, Pershing Square, L.P., Pershing Square GP, LLC and William Ackman on April 19, 2004, Pershing Square, L.P. shares voting and dispositive power over the shares with Pershing Square GP, LLC and William Ackman.

The following table sets forth certain information, as of December 31, 2003, with respect to all compensation plans that our security holders previously approved, as well as compensation plans not previously approved by our security holders.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,846,760	$13.49	165,807
Equity compensation plans not approved by security holders	—	—	—
Total	3,846,760	$13.49	165,807

In addition to the above plans, under Mr. Flores’ original employment agreement with us, we granted Mr. Flores a number of shares of our common stock with a value equal to $1 million, which grant was not approved by our stockholders. This grant is payable in five equal installments as of each anniversary of May 8, 2001, which is the date of his original employment agreement, in the form of a direct grant of shares of our common stock, the number of which will equal the annual dollar payment amount ($200,000) divided by the fair market value of a share on the applicable anniversary date. Two installments of this grant were paid on May 8, 2002 and 2003 in the amounts of 7,407 shares and 16,625 shares, respectively, of our common stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Our Relationship with PXP

In connection with the spin-off we entered into certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement that expires June 16, 2004; the Plains Resources transition services agreement that expires June 8, 2004; and a technical services agreement that expires July 2005. For the year ended December 31, 2003, PXP billed us $0.5 million for services provided to us under these agreements and we billed PXP $0.1 million for services we provided under these agreements.

Other

From time to time we charter private aircraft from Gulf Coast Aviation Inc. (“Gulf Coast”), which is not affiliated with us or our employees. On certain occasions, the aircraft that Gulf Coast charters is owned by our Executive Chairman. In 2003, we paid Gulf Coast $0.1 million for aircraft chartering services provided by Gulf Coast using an aircraft owned by our Executive Chairman. The charters were arranged through arms-length dealings with Gulf Coast and the rates were market based.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of Plains’ annual financial statements for the year ended December 31, 2002 included in Plains’ annual report on Form 10-K and the review of Plains’ quarterly financial statements during 2002 totaled $320,000, $245,000 of which was paid by Plains Exploration & Production Company when it was wholly-owned by the Company related to the 2002 annual audit and quarterly reviews of the Plains Exploration & Production Company financial statements ($205,000) and for the audit of a partnership ($40,000). The fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of Plains’ annual financial statements for the year ended December 31, 2003 included in Plains’ annual report on Form 10-K and the review of Plains’ quarterly financial statements during 2003 totaled $95,000.

Audit-Related Fees. The fees billed for assurance and related services rendered by PricewaterhouseCoopers LLP totaled $819,000 in 2002, $776,000 of which was paid by Plains Exploration & Production Company when it was wholly-owned by the Company related to securities and debt offerings ($756,000) and to the audit of benefit plans ($20,000). No such services were provided in 2003. The percentage of fees related to assurance and related services approved by the audit committee in 2002 was 100% percent.

Tax Fees. PricewaterhouseCoopers LLP did not render any services related to tax compliance, tax advice or tax planning during 2002 or 2003.

All Other Fees. PricewaterhouseCoopers LLP did not render any other services during 2002 or 2003.

Pre-Approval Procedures. Plains’ audit committee is responsible for the engagement of the independent auditors and for approving, in advance, all auditing services and permitted non-audit services to be provided by the independent auditors. The audit committee maintains a policy for the engagement of independent auditors that is intended to maintain the independence from Plains of the independent auditors. In adopting this policy, Plains’ audit committee considered the various services that independent auditors have historically performed or may be needed to perform in the future for Plains. Under this policy, which is subject to review and re-adoption at least annually by the audit committee:

•	The audit committee approves the performance by the independent auditors of audit-related services, subject to restrictions in certain cases, based on the audit committee’s determination that this would not be likely to impair the independence of the independent auditors from Plains;

•	Plains’ management must obtain the specific prior approval of Plains’ audit committee for each engagement of the independent auditors to perform types of permitted services other than audit-related; and

•	The performance by the independent auditors of certain types of services (bookkeeping or other services related to the accounting records or financial statements of the Company; financial information systems design and implementation; appraisal or valuation services, fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions or human resources; broker or dealer, or investment adviser or investment banking services; legal services and expert services unrelated to the audit; and any other service that the applicable federal oversight regulatory authority determines, by regulation, is impermissible) is prohibited due to the likelihood that their independence would be impaired.

Any approval required under this policy must be given by Plains’ audit committee, by the chairman of the audit committee in office at the time, or by any other audit committee member to whom the audit committee has delegated that authority. Plain’s audit committee will not delegate its responsibilities to approve services performed by the independent auditors to any member of management.

The standard applied by Plains’ audit committee in determining whether to grant approval of an engagement of the independent auditors is whether the services to be performed, the compensation to be paid therefor and other related factors are consistent with the independent auditor’s independence under guidelines of the Securities and Exchange Commission and applicable professional standards. Relevant considerations include, but are not limited to, whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of Plains’ financial statements; whether the independent auditors would be functioning in the role of management or in an advocacy role; whether performance of the service by the independent auditors would enhance Plains’ ability to manage or control risk or improve audit quality; whether performance of the service by the independent auditors would increase efficiency because of their familiarity with Plains’ business, personnel, culture, systems, risk profile and other factors; and whether the amount of fees involved, or the proportion of the total fees payable to the independent auditors in the period that is for tax and other non-audit services, would tend to reduce the ability of the independent auditors to exercise independent judgment in performing the audit.

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

(a) (3) Exhibits

2.1	Stock Purchase Agreement dated as of March 15, 1998, among Plains Resources Inc., Plains All American Inc. and Wingfoot Ventures Seven Inc. (incorporated by reference to Exhibit 2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

2.2	Agreement and Plan of Merger, dated as of February 19, 2004, by and among Vulcan Energy Corporation, Prime Time Acquisition Corporation and Plains Resources Inc. (incorporated by reference to Appendix A to Plains’ Proxy Statement on Schedule 14A filed on March 1, 2004).

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.3	First Amendment to the Plains Resources Inc. Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Form S-1 Registration Statement (Reg. No. 33-33986)).

10.1	The Company’s 1992 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Reg. No. 33-48610)).

10.2	First Amendment to the Company’s 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Second Amendment to the Company’s 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1997).

10.4	Third Amendment to Plains Resources Inc. 1992 Stock Incentive Plan dated May 21, 1998 (incorporated by reference to Exhibit 10(aa) to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

10.5	The Company’s 1996 Stock Incentive Plan (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement (Reg. No. 333-06191)).

10.6	First Amendment to Plains Resources Inc. 1996 Stock Incentive Plan dated May 21, 1998 (incorporated by reference to Exhibit 10(z) to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

10.7	Second Amendment to Plains Resources 1996 Stock Incentive Plan dated May 20, 1999 (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999).

10.8	Third Amendment to Plains Resources 1996 Stock Incentive Plan dated June 7, 2000 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.9	Forms of Officer Stock Option Agreement (incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Form S-8 Registration Statement (Registration No. 333-45562)).

10.10	Contribution, Conveyance and Assumption Agreement among Plains All American Pipeline, L.P. and certain other parties dated as of November 23, 1998 (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

10.11	First Amendment to Contribution, Conveyance and Assumption Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

10.12	Crude Oil Marketing Agreement among Plains Resources Inc., Plains Illinois Inc., Stocker Resources, L.P., Calumet Florida, Inc. and Plains Marketing, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the Year Ended December 31, 1998 for Plains All American Pipeline, L.P.).

10.13	Performance Stock Option Agreement dated as of May 8, 2001 between Plains Resources Inc. and James C. Flores (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.14	Separation Agreement dated as of June 8, 2001 by and among Plains Resources Inc., Plains Holdings Inc. (formerly known as Plains All American Inc.), Plains All American GP LLC, Plains AAP, LP and Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.15	Pension and Employee Benefits Assumption and Transition Agreement, dated as of June 8, 2001, by and between Plains Resources Inc., Plains Holdings Inc. (formerly known as Plains All American Inc.) and Plains All American GP LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.16	Contribution, Assignment and Amendment Agreement dated as of June 8, 2001, between Plains Holdings Inc. (formerly known as Plains All American Inc.), Plains AAP, LP and Plains All American GP LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.17	Registration Rights Agreement dated as of May 8, 2001, among Plains Resources Inc. and James C. Flores (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.18	Registration Rights Agreement dated as of June 8, 2001, among Plains Resources Inc., Strome Hedgecap Fund L.P., Strome Series Fund 1, Strome Series Fund 2 and Mark E. Strome. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.19	Registration Rights Agreement dated as of June 8, 2001, among Plains All American Pipeline, L.P., Sable Holdings, L.P., E-Holdings III, L.P., KAFU Holdings, LP, PAA Management, L.P., Mark E. Strome, Strome Hedgecap Fund, L.P., John T. Raymond, and Plains Holdings Inc. (formerly known as Plains All American Inc.) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.20	Registration Rights Agreement dated as of June 8, 2001, among Plains Resources Inc. and EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P. and Energy Capital Investment Company PLC. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.21	Registration Rights Agreement dated as of June 8, 2001, among Plains Resources Inc. and Kayne Anderson Capital Advisors, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.22	Amended and Restated Limited Liability Company Agreement of Plains All American GP LLC, dated as of June 8, 2001, and amended as of September 16, 2003 (incorporated by reference to Exhibit 3.1 to the Plains All American Pipeline, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003).

10.23	Amended and Restated Limited Partnership Agreement of Plains AAP, L.P, dated June 8, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.24	Plains Resources Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.25	Combination Incentive Stock Option and Nonqualified Stock Option Agreement, dated as of June 7, 2001, between John T. Raymond and Plains Resources Inc. (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.26	Performance Stock Option Agreement, dated as of June 7, 2001, between John T. Raymond and Plains Resources Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27	Secured Term Loan Agreement dated as of December 6, 2002, by and among the Company, Bank of Montreal as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 2, 2003).

10.28	First Amendment to Secured Term Loan Agreement dated as of May 9, 2003, by and among Plains Resources Inc., Bank of Montreal, as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003).

10.29	Second Amendment to Secured Term Loan Agreement dated as of June 6, 2003, by and among Plains Resources Inc., Bank of Montreal as Administrative Agent, Bank One, NA, as Syndication Agent, Wells Fargo Bank Texas, NA, as Collateral Agent and Documentation Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003).

10.30	Amended and Restated Employment Agreement, dated as of September 19, 2002, by and between James C. Flores and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.31	Amended and Restated Employment Agreement, dated as of September 19, 2002, by and between John T. Raymond and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.32	Employment Agreement dated as of September 8, 2003 by and between Stephen A. Thorington and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003).

10.33	Form of Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.35	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.36	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.37	Master Separation Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.1 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.38	Plains Exploration & Production Company Transition Services Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.2 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.39	Extension of Term of Plains Exploration & Production Company Transition Services Agreement, dated as of December 18, 2002, between PXP and the Company (incorporated by reference to Exhibit 10.3 to PXP’s Registration Statement on Form S-4 filed on February 12, 2003).

10.40	Plains Resources Inc. Transition Services Agreement dated July 3, 2002 between the Company and PXP (incorporated by reference to Exhibit 10.3 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.41	Second Amended and Restated Tax Allocation Agreement dated November 20, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.4 to PXP’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.42	Technical Services Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.5 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.43	Intellectual Property Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.6 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.44	Employee Matters Agreement dated July 3, 2002 between PXP and the Company (incorporated by reference to Exhibit 10.7 to PXP’s Amendment No. 1 to Form S-1 filed on August 28, 2002).

10.45	Amendment No. 1 to Employee Matters Agreement, dated as of September 18, 2002, between the Company and PXP (incorporated by reference to Exhibit 10.22 to PXP’s Amendment No. 2 to Form S-1 filed on October 4, 2002).

10.46	Amendment No. 1 to Master Separation Agreement, dated as of November 20, 2002, between the Company and PXP (incorporated by reference to Exhibit 10.24 to PXP’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.47		Amendment No. 2 to Employee Matters Agreement, dated as of November 20, 2002, between the Company and PXP (incorporated by reference to Exhibit 10.25 to PXP’s Amendment No. 1 to Form 10 filed on November 21, 2002).

10.48		Amendment No. 3 to Employee Matters Agreement, dated as of December 2, 2002, between PXP and the Company (incorporated by reference to Exhibit 10.23 to PXP’s Registration Statement on Form S-4 filed on February 12, 2003).

10.49		First Amendment to Plains Resources Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002).

10.50		Second Amendment to Plains Resources Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.51	*	Designation and Voting Agreement dated as of December 18, 2003, between Sable Investments, L.P. and Plains Holdings Inc.

21.1*		Subsidiaries of the Company

23.1*		Consent of PricewaterhouseCoopers LLP.

23.2*		Consent of PricewaterhouseCoopers LLP.

23.3*		Consent of Netherland, Sewell and Associates, Inc.

31.1*		Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		The financial statements of Plains All American Pipeline, L.P. included on pages F-1 through F-36 of PAA’s Annual Report on Form 10-K for the year ended December 31, 2003.

*	Filed herewith

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

PLAINS RESOURCES INC.

Date: April 27, 2004	By:	/s/ STEPHEN A. THORINGTON
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