Form 10-Q
period 2004-03-31
PLAINS RESOURCES INC
filed 2004-05-06
CIK 350426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

24.4 million shares of common stock, $0.10 par value, issued and outstanding at April 30, 2004.

PLAINS RESOURCES INC. AND SUBSIDIARIES

PLAINS RESOURCES INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$15,828	$4,549
Accounts receivable—Plains All American Pipeline, L.P.	—	3,533
Other accounts receivable	—	2,072
Inventory	2,605	1,334
Other current assets	1,140	873

	19,573	12,361

Property and Equipment, at cost
Oil and gas properties—full cost method
Subject to amortization	354,260	353,653
Other property and equipment	27	30

	354,287	353,683
Less allowance for depreciation, depletion and amortization	(301,416)	(300,370)

	52,871	53,313

Ownership Interest in Plains All American Pipeline, L.P.	125,729	100,536

Other Assets	9,724	9,838

	$207,897	$176,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,451	$2,114
Derivative contracts	4,183	2,834
Taxes payable	3,163	1,975
Royalties payable	595	814
Interest payable	326	197
Current maturities of long-term debt	20,000	20,000
Other current liabilities	3,921	3,882

	36,639	31,816

Long-Term Bank Debt	25,000	30,000

Asset Retirement Obligation	1,594	1,594

Other Long-Term Liabilities	6,180	4,626

Deferred Income Taxes	13,743	7,108

Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock	2,898	2,842
Additional paid-in capital	287,415	278,597
Retained earnings (deficit)	(74,575)	(87,851)
Accumulated other comprehensive income	5,048	3,361
Treasury stock, at cost	(96,045)	(96,045)

	124,741	100,904

	$207,897	$176,048

See notes to consolidated financial statements.

PLAINS RESOURCES INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues
Oil sales to Plains All American Pipeline, L.P.	$3,264	$7,277
Hedging	—	(307)

	3,264	6,970

Costs and Expenses
Lease operating expenses	1,039	1,858
Production and ad valorem taxes	187	404
Oil transportation expenses	499	1,118
General and administrative	4,056	1,812
Depreciation, depletion, amortization and accretion	727	1,461

	6,508	6,653

Other Income (Expense)
Equity in earnings of Plains All American Pipeline, L.P.	7,026	6,325
Gain on Plains All American Pipeline, L.P. unit transactions and public offerings	23,873	6,108
Gain (loss) on derivatives	(4,404)	(66)
Interest expense	(508)	(501)
Interest and other income	15	75

	26,002	11,941

Income Before Income Taxes and Cumulative effect of Accounting Change	22,758	12,258
Income tax benefit (expense)
Current	(2,621)	(2,391)
Deferred	(6,861)	(3,476)

Income Before Cumulative Effect of Accounting Change	13,276	6,391
Cumulative effect of accounting change, net of tax	—	933

Net Income	13,276	7,324
Preferred dividends	—	(350)

Income Available to Common Stockholders	$13,276	$6,974

Earnings Per Share (in dollars)
Basic
Income before cumulative effect of accounting change	$0.56	$0.25
Change in accounting policy	—	0.04

	$0.56	$0.29

Diluted
Income before cumulative effect of accounting change	$0.55	$0.24
Change in accounting policy	—	0.04

	$0.55	$0.28

Weighted average shares outstanding
Basic	23,763	23,981
Diluted	24,279	26,050

See notes to consolidated financial statements.

PLAINS RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,276	$7,324
Items not affecting cash flows from continuing operating activities
Depreciation, depletion, amortization and accretion	727	1,461
Equity in earnings of Plains All American Pipeline, L.P.	(7,026)	(6,325)
Gain on Plains All American Pipeline, L.P. unit transactions and public offering	(23,873)	(6,108)
Distributions received from Plains All American Pipeline, L.P.	8,151	7,504
Deferred income taxes	6,861	3,476
Cumulative effect of adoption of SFAS 143	—	(933)
Change in derivative fair value	3,018	(666)
Noncash compensation expense	490	717
Other noncash items	—	16
Change in assets and liabilities from operating activities
Accounts receivable and other assets	4,551	(748)
Accounts payable and other liabilities	3,523	705

Net cash provided by (used in) operating activities	9,698	6,423

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(728)	(549)
General partner contributions to Plains All American Pipeline, L.P.	(39)	(589)

Net cash provided by (used in) investing activities	(767)	(1,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(5,000)	(4,500)
Proceeds from exercise of stock options	7,348	606
Treasury stock purchases	—	(1,649)
Costs incurred in connection with financing arrangements	—	(88)
Preferred stock dividends	—	(350)

Net cash provided by (used in) financing activities	2,348	(5,981)

Net increase (decrease) in cash and cash equivalents	11,279	(696)
Cash and cash equivalents, beginning of period	4,549	8,807

Cash and cash equivalents, end of period	$15,828	$8,111

See notes to consolidated financial statements

PLAINS RESOURCES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Net Income	$13,276	$7,324

Other Comprehensive Income (Loss), net of tax:
Commodity hedging contracts:
Change in fair value	—	(643)
Reclassification adjustment for settled contracts	100	155
Equity in other comprehensive income changes of Plains All American Pipeline, L.P.	1,587	2,974

	1,687	2,486

Comprehensive Income	$14,963	$9,810

See notes to consolidated financial statements.

PLAINS RESOURCES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands)

	Three Months Ended March 31, 2004
	Shares	Amount
Common Stock
Balance, beginning of period	28,410	$2,842
Common stock issued upon exercise of stock options and other	564	56

Balance, end of period	28,974	2,898

Additional Paid-in Capital
Balance, beginning of period		278,597
Common stock issued upon exercise of stock options and other		8,818

Balance, end of period		287,415

Retained Earnings (Deficit)
Balance, beginning of period		(87,851)
Net income		13,276

Balance, end of period		(74,575)

Accumulated Other Comprehensive Income
Balance, beginning of period		3,361
Other comprehensive income		1,687

Balance, end of period		5,048

Treasury Stock
Balance, beginning and end of period	(4,678)	(96,045)

Total		$124,741

See notes to consolidated financial statements.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

The consolidated financial statements of Plains Resources Inc. (“Plains”, “our”, or “we”) include the accounts of all wholly owned subsidiaries. All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

We are an independent energy company that is engaged in the “upstream” oil and gas business. The Upstream business acquires, exploits, develops, explores for and produces oil and gas. Our Upstream activities are all located in the United States. We participate indirectly in the Midstream oil and gas business, which consists of the marketing, gathering, transporting, terminalling and storage of oil, through our ownership interest in Plains All American Pipeline, L.P., or PAA. All of PAA’s Midstream activities are conducted in the United States and Canada.

These consolidated financial statements and related notes present our consolidated financial position as of March 31, 2004 and December 31, 2003, the results of our operations, our cash flows and our comprehensive income for the three months ended March 31, 2004 and 2003 and the changes in our stockholders’ equity for the three months ended March 31, 2004. The results for the three months ended March 31, 2004, are not necessarily indicative of the final results to be expected for the full year. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Accounting Policies

Asset Retirement Obligations.    Effective January 1, 2003 we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity should capitalize the retirement cost of the related long-lived asset. Each period the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, the difference is reflected in oil and gas properties. In prior periods we included estimated future costs of abandonment and dismantlement in our full cost amortization base and these costs were amortized as a component of our depletion expense.

At January 1, 2003 the present value of our future Asset Retirement Obligation for oil and gas properties and equipment was $2.6 million. The cumulative effect of our adoption of SFAS No. 143 and the change in accounting principle resulted in an increase in income during the first quarter of 2003 of $0.9 million (reflecting a $2.8 million decrease in accumulated DD&A, partially offset by $1.3 million in accretion expense, and $0.6 million deferred income tax expense). We recorded a liability of $2.6 million and an asset of $1.2 million in connection with the adoption of SFAS 143. There was be no impact on our cash flows as a result of adopting SFAS No. 143.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table illustrates the changes in our asset retirement obligation during the period (in thousands):

	Three Months Ended March 31,
	2004		2003
Asset retirement obligation—beginning of period	$2,382		$2,556
Accretion expense	51		56
Asset retirement cost settlements	(123)		(138)

Asset retirement obligation—end of period	$2,310	(1)	$2,474

(1)	$716 included in current liabilities.

Inventory.    Our oil inventory is stated at the lower of cost to produce or market value. Materials and supplies inventory is carried at the lower of cost or market with cost determined on an average cost method. Inventory consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Oil	$2,031	$760
Materials and supplies	574	574

	$2,605	$1,334

Other Assets.    Other assets consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Restricted cash	$5,058	$5,048
Debt issue costs, net	862	961
Receivable from Plains Exploration & Production Company	3,000	3,000
Other	804	829

	$9,724	$9,838

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method as provided therein. The fair value for the options was estimated at the date of grant using a

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002 and 2001: risk-free interest rates of 3.0% for 2002 and 2.5% for 2001; a volatility factor of the expected market price of our common stock of 0.33 for 2002 and 0.50 for 2001; no expected dividends; and weighted average expected option lives of 4.4 years in 2002 and 5.3 years in 2001. There were no option grants during 2003 or 2004. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Set forth below is a summary of our net income and earnings per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$13,276	$6,974
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	321	351
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(988)	(815)

Pro forma net income	$12,609	$6,510

Earnings per share:
Basic—as reported	$0.56	$0.29

Basic—pro forma	$0.53	$0.27

Diluted—as reported	$0.55	$0.28

Diluted—pro forma	$0.52	$0.26

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

Note 2—Proposed Merger

On February 19, 2004 a special committee of our board of directors, comprised of board members William C. O’Malley and William M. Hitchcock, announced that it has voted unanimously to recommend to our Board of Directors and to Plains Resources stockholders a proposal from Vulcan Capital, Inc., our Chairman, James C. Flores, and our CEO and President, John T. Raymond, or the Vulcan Group, to acquire all of our outstanding stock for $16.75 per share in cash. Our Board of Directors, excluding Mr. Flores, has approved the merger agreement and recommends that stockholders vote in favor of the transactions contemplated thereby.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The merger agreement contains customary fiduciary termination rights. If the merger agreement is terminated, under specified circumstances, we have agreed to reimburse all of the Vulcan Group’s reasonable out-of-pocket expenses. In addition, in certain circumstances we have agreed to pay a termination fee of $15 million. In all other circumstances, each party must pay all fees and expenses it incurs relating to the merger. The closing of the merger is subject to approval by our stockholders and other customary closing conditions. We plan to hold a special meeting of stockholders as soon as practicable. If the merger is consummated, Plains will become a privately held company. Accordingly, upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934 will terminate and the Company will cease filing reports with the SEC.

Plains has filed a proxy statement for the special meeting of stockholders to vote on the proposed transaction, and the Vulcan Group has filed other relevant documents with the SEC concerning the proposed transaction.

Note 3—Ownership Interest in Plains All American Pipeline, L.P.

At March 31, 2004, our aggregate 22% ownership in PAA consisted of: (i) a 44% ownership interest in the 2% general partner interest and incentive distribution rights, and (ii) 12.4 million common units (including 1.3 million Class B common units).

PAA Equity Offerings

When PAA issues common units in a public equity offering, we recognize a gain or a loss if the selling price is more or less than our average carrying amount per unit. Such gains or losses reflect the change in the book value of our equity in PAA compared to our proportionate share of the change in the underlying net assets of PAA due to the sale of the additional units. In addition, we are required to make cash contributions to the general partner to enable the general partner to maintain its 2% interest in the partnership. In March 2003, PAA issued 2.6 million common units in a public equity offering. As a result of the offering we recognized a non-cash, pre-tax gain of $6.1 million and made a general partner capital contribution of approximately $0.6 million.

In April 2004 PAA issued 3.6 million common units. As a result, in the second quarter of 2004 we will recognize a non-cash, pre-tax gain of approximately $13.6 million and make a general partner capital contribution of approximately $1.0 million.

Conversion of PAA Subordinated Units

At December 31, 2003 PAA had outstanding 7.5 million subordinated units, of which we owned 3.3 million. The subordinated units converted to common units in February 2004. The subordinated units were not publicly traded and were subordinated in the right to distributions. Common units accrued arrearages with respect to distributions for any quarter during the subordination period and subordinated units did not accrue any arrearages.

Upon the conversion of the subordinated units we recognized a gain of $23.9 million resulting from the increase in the book value of our equity in PAA to reflect the increase in our proportionate share of the underlying net assets of PAA.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

PAA Financial Statement Information

The following table presents summarized financial statement information of PAA (in thousands of dollars):

	Three Months Ended March 31,
	2004	2003
Revenues	$3,804,644	$3,281,908
Cost and expenses	3,764,163	3,248,299
Operating income	40,481	33,609
Net income	30,990	24,351

	March 31, 2004	December 31, 2003
Current assets	$653,756	$732,974
Property and equipment, net	1,308,712	1,151,039
Other assets	202,605	211,618
Total assets	2,165,073	2,095,631
Current liabilities	726,276	801,919
Long-term debt	687,754	518,991
Other long-term liabilities	14,865	27,994
Partners’ capital	736,178	746,727
Total liabilities and partners’ capital	2,165,073	2,095,631

Note 4—Derivative Instruments and Hedging Activities

We actively manage our exposure to commodity price fluctuations by hedging significant portions of our oil production through the use of derivative instruments. The derivative instruments consist of oil swap contracts entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our earnings as other income (expense). If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil production. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are included in oil revenues in the period the hedged volumes are sold.

To qualify for hedge accounting the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges that become ineffective remain unchanged until the related product is delivered. If it is determined that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

In the first quarter of 2004 we recorded a $4.4 million loss on derivatives that consisted of a $3.0 million loss for the decrease in the fair value of our derivatives and a $1.4 million loss on cash settlements of such derivatives. In February and March 2003 we recorded a $0.1 million loss on derivatives that consisted of a $0.6 million gain for the increase in the fair value of our derivatives and a $0.7 million loss on cash settlements of such derivatives. In addition a $0.3 million loss on cash settlements for January 2003 is reflected as a reduction of revenues. The deferred net losses on our oil derivative instruments recorded in OCI will to be reclassified to earnings in 2004 as the hedged volumes are produced and sold.

At March 31, 2004, we had the following open oil derivative positions (barrels per day):

	2004	2005	2006
Swaps
Average price $25.01/bbl	1,500	—	—
Average price $24.70/bbl	—	1,000	—
Average price $24.43/bbl	—	—	1,000

Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net price per barrel.

Note 5—Secured Term Loan Facility

At March 31, 2004 we had $45.0 million outstanding under a secured term loan facility with a group of banks. The term loan is repayable in quarterly installments of $5.0 million with a final maturity of May 31, 2006. The term loan requires that we maintain $5.0 million on deposit in a debt service reserve account with one of the lending banks. To secure the term loan, we pledged 100% of the shares of stock of our subsidiaries and 5.2 million of our PAA common units and delivered mortgages on our oil and gas properties. To the extent that the outstanding principal under the term loan exceeds the balance in the debt service reserve account plus 50% of the fair market value of the pledged common units, we are required to repay the excess. The fair market value of the pledged units is determined based on the closing price of PAA common units as reported on the New York Stock Exchange. At March 31, 2004 we were in compliance with the covenants contained in the term loan facility.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 6—Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
Income before cumulative effect of accounting change	$13,276	$13,276	$6,391	$6,391
Preferred dividends	—	—	(350)	—

Income before cumulative effect of accounting change available to common stockholders	13,276	13,276	6,041	6,391
Effect of accounting change, net of tax	—	—	933	933

Net income available to common stockholders	$13,276	$13,276	$6,974	$7,324

Weighted average number of shares of common stock outstanding	23,763	23,763	23,981	23,981
Effect of dilutive securities
Convertible preferred stock	—	—	—	1,671
Employee stock options and restricted stock	—	516	—	398

Average common shares, including dilutive effect	23,763	24,279	23,981	26,050

Earnings per share
Income before cumulative effect of accounting change	$0.56	$0.55	$0.25	$0.24
Effect of accounting change	—	—	0.04	0.04

Net income available to common stockholders	$0.56	$0.55	$0.29	$0.28

Note 7—Related Party Transactions

Oil Marketing Agreement

PAA is the exclusive marketer/purchaser for all of our equity oil production. The marketing agreement provides that PAA will purchase for resale at market prices all of our equity oil production for which PAA charges a fee of $0.20 per barrel. For the three months ended March 31, 2004 and 2003, PAA paid approximately $3.8 million and $8.6 million, respectively, for the purchase of oil under the agreement, including the royalty share of production. For the three months ended March 31, 2004 and 2003, we paid PAA approximately $42,000 and $47,000, respectively, in marketing fees.

Agreements with Plains Exploration & Production Company (“PXP”)

We are a party to certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement that expires June 16, 2004; the Plains Resources transition services agreement that expires June 8, 2004; and a technical services agreement that expires in July 2005. For the three months ended March 31, 2004 PXP billed us $0.3 million for services provided to us under these agreements. For the three months ended March 31, 2003 PXP billed us $0.1 million for services provided to us under these agreements and we billed PXP $38,000 for services we provided under these agreements. In addition,

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

during the three months ended March 31, 2004 PXP billed us $0.2 million for administrative costs associated with certain special projects performed on our behalf.

Other

The Executive Chairman of our Board of Directors and our Chief Executive Officer own a limited partnership that owns 20% of Plains All American GP LLC, the general partner of PAA.

Note 8—Commitments and Contingencies

Stockholder Lawsuits

Beginning November 21, 2003, six putative class action lawsuits were filed against Plains Resources, our directors and Mr. Raymond, our Chief Executive Officer, in the Court of Chancery in the State of Delaware, in and for New Castle County, seeking to enjoin the sale of Plains Resources. The lawsuits, and dates of filing, are as follows:

No. 071-N, Twist Partners LLP v. Flores et al. (filed Nov. 21, 2003)

No. 073-N, Klein v. Flores et al. (filed Nov. 21, 2003)

No. 074-N, Levy v. Flores et al. (filed Nov. 21, 2003)

No. 075-N, Lanza v. Flores et al. (filed Nov. 21, 2003)

No. 076-N, Burt v. Flores et al. (filed Nov. 21, 2003)

No. 143-N, South Broadway Capital v. Flores et al. (filed Dec. 30, 2003)

Four of the complaints (Twist Partners, Klein, Levy, and South Broadway Capital) also named Vulcan Capital as a defendant. Each complaint alleged that the $14.25 per share Vulcan Capital proposal would be inadequate compensation. The Twist Partners complaint alleged that our stock traded as high as $23.05 per share as recently as December 2002 and as high as $14.75 per share as recently as June 2003. It further alleged that the downward trend of the price of our stock reflects temporary market conditions in our industry, and that Mr. Flores and Mr. Raymond recognized a strong likelihood that the price would soon rebound to the levels at which it traded in 2003 and late 2002. The complaint further alleged that Mr. Flores, Mr. Raymond, and Vulcan Capital determined to “usurp this hidden value for themselves,” thereby allegedly denying our minority stockholders the opportunity to obtain fair value for their equity interest. The Twist Partners November 21, 2003 complaint alleged that all individual defendants breached fiduciary duties of due care and loyalty to our stockholders. Vulcan Capital was alleged to have aided and abetted these alleged breaches of fiduciary duty. The complaint alleged, among other things, that the November 20, 2003 announcement of a November 19, 2003 buyout proposal represented “a paltry premium of 7.6 percent to Plains Resources’ current trading price and . . . a very significant discount to what it had traded at earlier in the year.” As of the November 21, 2003 filing of the complaint, Twist Partners alleged that the individually named defendants had failed to auction Plains Resources, had failed to conduct an active market check and had not appointed an independent person to negotiate on behalf of our stockholders.

The relief sought by Twist Partners includes certification of a class action, an injunction preventing consummation of the buyout proposal (or rescinding it if consummated), compensatory and/or rescissory damages to the class, interest, attorneys’ fees, expert fees, and other costs, along with such other relief as the Court might find just and proper.

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Substantially the same allegations and prayers for relief were made in each of the first five suits which was filed (Twist Partners, Klein, Levy, Lanza, and Burt). (Klein, Lanza, and Levy additionally alleged that Mr. Flores and Mr. Raymond dominated and controlled the rest of our Board of Directors.) The Klein complaint was subsequently amended to name and seek relief from Vulcan Energy rather than Vulcan Capital. These five cases were consolidated on December 11, 2003 under the action No. 071-N, In re Plains Resources Inc. Shareholders Litigation, and defendants are not required to respond to the originally filed complaints.

On December 30, 2003, a sixth complaint was filed by South Broadway Capital alleging substantially the same allegations and prayer for relief as the complaints consolidated under No. 071-N, In re Plains Resources Inc. Shareholders Litigation. Plaintiff’s Delaware counsel of record for South Broadway Capital are also plaintiff’s counsel of record in No. 071-N, In re Plains Resources Inc. Shareholders Litigation. The defendants expect that the South Broadway Capital action will be consolidated with the other five stockholder suits.

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

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Also on February 24, 2004, Donald Gilbert filed a putative class action lawsuit against Plains Resources, our directors, Mr. Raymond and Vulcan Capital in the 157th District Court for Harris County, Texas (No. 2004-10509, Gilbert v. Plains Resources Inc. et al.). Its factual allegations repeat some but not all of those made in the consolidated amended complaint filed in In re Plains Resources Inc. Shareholders Litigation in Delaware. The Texas suit particularly alleges that “members of the Class will be irreparably harmed in that they will not receive fair value for Plains Resources’ assets and business and will be prevented from obtaining the real value of their equity ownership in the Company,” and that unless an injunction is entered, Vulcan Capital and Messrs. Flores and Raymond “will continue to aid and abet a process that inhibits the maximization of shareholder value.” For purported causes of action, the Texas lawsuit alleges that our directors breached fiduciary duties of loyalty and due care by allegedly failing to (1) inform themselves of our market value before taking action, (2) act in the best interest of our stockholders, (3) maximize stockholder value, (4) obtain the best financial and unspecified other terms when our independent existence will be materially altered by a transaction, and (5) act in accordance with their fundamental duties of due care and loyalty. It further alleges that Vulcan Capital and Messrs. Flores and Raymond aided and abetted our directors’ alleged breaches of fiduciary duties. The relief sought includes (1) declaration of a class action, (2) declaration that the proposed merger agreement “was entered into in breach of the fiduciary duties of” our directors, (3) an injunction prohibiting us from proceeding with and consummating the proposed merger, (4) an injunction requiring the implementation of procedures to obtain the highest price, (5) an injunction requiring our directors “to exercise their fiduciary duties to obtain a transaction which is in the best interests of stockholders until the process for the sale or auction of the Company is completed and the highest possible price is obtained,” (6) unspecified “appropriate damages,” (7) “costs and disbursements,” including reasonable attorneys’ and experts’ fees, and (8) other and further relief which the Court may deem just and proper. The defendants have moved to stay the Texas suit pending resolution of the first-filed Delaware consolidation action.

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

PLAINS RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Sperber complaint requests the following relief: certification of a class action, an injunction preventing consummation of the buyout proposal (or rescinding it if consummated), an injunction requiring PAA and Plains AAP to act to protect the interest of PAA, its limited partners, and its unitholders, a declaration that the individual defendants breached their fiduciary duties to the plaintiff and the putative class, an accounting of all assets, money, and other value improperly received from Plains Resources, disgorgement and imposition of a constructive trust on all property and profits defendants received as a result of wrongful conduct, damages to the class, interest, attorneys’ fees, and other costs, along with such other relief as the Court might find just and proper. Pursuant to an agreement among counsel, no response to the Sperber complaint is required until after an amended complaint is filed.

Other

In the ordinary course of our business, we are a claimant or defendant in various legal proceedings. We do not believe that the outcome of any pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 9—Supplemental Disclosures of Cash Flow Information

Selected cash payments and noncash activities were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cash paid for interest	$377	$444

Cash paid for taxes	$1,191	$665

Noncash sources of investing and financing activities:
Tax benefit from exercise of employee stock options	$1,070	$115

ITEM 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in connection with the information contained in the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are an independent energy company. Our current business operations are focused in two areas of the energy business—“midstream” and “upstream.”

Midstream.

Our midstream activities are carried out through our equity ownership in Plains All American Pipeline, L.P., or PAA, a public master limited partnership. PAA markets, gathers, transports, terminals, and stores oil. As of March 31, 2004 we owned 44% of the general partner of PAA and 12.4 million, or 21%, of the limited partnership units of PAA, which represented approximately 22% aggregate ownership interest in PAA. The book value of our ownership interest in PAA represents 60% of our total assets as of March 31, 2004.

During the first quarter of 2004, we received $8.2 million in partnership distributions from PAA. PAA partnership distributions generate relatively stable cash flows to the Company with relatively small cash requirements from us. During the first quarter of 2004 our equity in the earnings of PAA was $7.0 million and we also recognized a $23.9 million gain when our subordinated units converted into common units. PAA’s financial performance directly impacts our financial performance and the market value performance of PAA’s limited partnership interests directly impacts the value of our assets. Changes to PAA’s income or asset values because of business or market factors affecting PAA will directly affect our reported income and asset values and could affect the amount of distributions we receive. As a result, we encourage you to review PAA’s SEC filings, including its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and its Annual Report on Form 10-K for the year ended December 31, 2003, to review and assess, among other things, PAA’s financial performance and financial condition, PAA’s business, operations, and competition, and risk factors associated with PAA’s business.

Upstream.

We participate in the “upstream” activities of acquiring, exploiting, developing, exploring for and producing oil through our wholly owned subsidiary, Calumet Florida L.L.C., or Calumet, which owns producing properties in the Sunniland Trend in south Florida. The book value of our Florida oil properties represents 25% of our total assets as of March 31, 2004. As of December 31, 2003, the present value of our proved oil reserves was approximately $77.5 million. The present value of our oil reserves as of December 31, 2003 is determined in accordance with SEC requirements and is based on prices, costs and assumptions in effect on that date. The price in effect at December 31, 2003 was $32.52 per barrel before adjustment for location and quality differential. This present value does not necessarily represent the actual value of such reserves since actual future prices and costs may be significantly higher or lower than the prices and costs on December 31, 2003.

Our revenues from the sale of oil during the first quarter of 2004 were $3.3 million. Our revenues from upstream operations are dependent on the price of oil, which is historically volatile, and the timing of deliveries. We manage our exposure to price risk by hedging a substantial portion of our oil production through the use of derivative instruments. We manage our upstream operations to provide a steady cash flow through our hedging and by controlling operating expenses of our properties. We could be adversely affected by a material change in oil prices for which we have not effectively hedged or increases in operating expenses such as electricity or transportation. Our production volumes will decline if we do not invest capital in new wells or reworking of existing wells.

Proposed Merger

On February 19, 2004 a special committee of our board of directors, comprised of board members William C. O’Malley and William M. Hitchcock, announced that it has voted unanimously to recommend to our Board of Directors and to Plains Resources stockholders a proposal from Vulcan Capital, Inc., our Chairman, James C. Flores, and our CEO and President, John T. Raymond, or the Vulcan Group, to acquire all of our outstanding stock for $16.75 per share in cash. Our Board of Directors, excluding Mr. Flores, has approved the merger agreement and recommends that stockholders vote in favor of the transactions contemplated thereby.

The merger agreement contains customary fiduciary termination rights. If the merger agreement is terminated, under specified circumstances, we have agreed to reimburse all of the Vulcan Group’s reasonable out-of-pocket expenses. In addition, in certain circumstances we have agreed to pay a termination fee of $15 million. In all other circumstances, each party must pay all fees and expenses it incurs relating to the merger. The closing of the merger is subject to approval by our stockholders and other customary closing conditions. We plan to hold a special meeting of stockholders as soon as practicable. If the merger is consummated, Plains will become a privately held company. Accordingly, upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934 will terminate and the Company will cease filing reports with the Securities and Exchange Commission (“SEC”).

Plains Resources has filed a proxy statement for the special meeting of stockholders to vote on the proposed transaction, and the Vulcan Group has filed other relevant documents with the SEC concerning the proposed transaction.

General

Upstream Operations

We follow the full cost method of accounting whereby all costs associated with property acquisition, exploration, exploitation and development activities are capitalized. Our revenues are derived from the sale of oil. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and demand for oil, and the timing of deliveries. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil-producing countries, and governmental regulation, legislation and policies. Under the SEC’s full cost accounting rules, we review the carrying value of our proved oil and gas properties each quarter. These rules generally require that we price our future oil and gas production at the oil and gas prices in effect at the end of each fiscal quarter to determine a ceiling value of our properties. The rules require a write-down if our capitalized costs exceed the allowed “ceiling.” We have had no write-downs due to these ceiling test limitations since 1998. Given the volatility of oil prices, it is likely that our estimate of discounted future net revenues from proved oil and gas reserves will fluctuate in the near term. If oil prices decline in the future, write-downs of our oil and gas properties could occur. Write-downs required by these rules do not directly impact our cash flows from operating activities. Decreases in oil and gas prices have had, and will likely have in the future, an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow.

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

Midstream Operations

We account for our ownership interest in PAA using the equity method of accounting. We record equity in earnings of PAA based on our aggregate ownership interest, as adjusted for general partner incentive distributions. Equity in earnings for our general partner interest is based on our 44% share of 2% of PAA’s net income plus the amount of the general partner incentive distribution. Equity in earnings for our limited partner units is based on our ownership percentage of limited partner units (21% at March 31, 2004) multiplied by 98% of PAA’s net income less the general partner incentive distribution. Increased earnings attributable to the general partner incentive distributions will be somewhat offset because of our ownership of limited partner units. Cash distributions received from PAA are not reflected in earnings, but are reflected as a reduction of our ownership interest in PAA on the balance sheet.

When PAA sells additional limited partner units and we do not purchase additional units, our ownership interest in PAA is reduced, creating an “implied sale” of a portion of our ownership interest. We have recognized gains from PAA equity issuances representing the difference between our carrying cost and the fair value of the interest deemed sold.

Results of Operations

In the first quarter of 2004 our net income was $13.3 million. We had revenues from oil sales of $3.3 million and costs and expenses totaled $6.5 million. Our equity in the earnings of PAA was $7.0 million and we recognized a $23.9 million gain when our PAA subordinated units converted into common units. Our derivative transactions resulted in a $4.4 million loss consisting of a $3.0 million fair value loss and $1.4 million in settlement losses and we had $0.5 million in interest expense.

The following table reflects the components of our oil revenues and sets forth our revenues and costs and expenses on a BOE basis:

	Three Months Ended March 31,
	2004	2003
Production (MBbls)	210	232
Sales (MBbls)	116	276
Sales Price per Bbl
Average NYMEX price	$35.16	$33.80
Differential	(7.02)	(7.44)

	28.14	26.36
Hedging	—	(1.11)

	28.14	25.25
Derivative cash settlements(1)	(11.95)	(2.65)

	16.19	22.60
Costs and Expenses per Bbl
Lease operating expenses	8.96	6.73
Production and ad valorem taxes	1.61	1.46
Oil transportation expenses	4.30	4.05
DD&A (oil & gas properties)	4.98	4.68

(1)	Effective February 1, 2003 we were required to discontinue hedge accounting and reflect the mark-to-market value of our hedges in earnings. The amounts presented represent the effect of derivative cash settlement losses on our average sales prices. Because sales volumes (1,275 Bbls per day) were less than the hedged volumes (1,500 Bbls per day) in the first quarter of 2004, the derivative cash settlement loss is disproportionately high.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Oil revenues.    Oil revenues, excluding the effect of hedging, decreased 55%, or $4.0 million, from $7.3 million for 2003 to $3.3 million for 2004 primarily due to the timing of deliveries for sales as explained in the following paragraph. Our average sales price for oil excluding derivatives increased 7%, or $1.78, to $28.14 per Bbl for 2004 from $26.36 per Bbl for 2003. The average NYMEX price increased to $35.16 per Bbl in 2004 from $33.80 per Bbl in 2003 and the average differential for location and quality decreased from $7.44 per Bbl in 2003 to $7.02 per Bbl in 2004. Including the effect of hedging, our average realized price for 2003 was $25.25 per Bbl. After deducting our loss on cash settlements of derivatives, our average realized price for 2004 was $16.19 per Bbl compared to $22.60 per Bbl in 2003.

We reported sales volumes from our Florida properties of 116 MBbls in 2004 compared to 276 MBbls in 2003. In accordance with SEC Staff Accounting Bulletin 101 we reflect revenue from oil production in the period it is sold as opposed to when it is produced. Oil volumes decreased 9% on an “as produced” basis, with production volumes of 210 MBbls in 2004 compared to 232 MBbls in 2003. The location of our Florida properties and the timing of the barges that transport the oil to market cause reported sales volumes to differ from production volumes. Actual timing of sales volumes is difficult to predict. The Florida oil is typically sold in shipments that range from approximately 110 MBbls to 140 MBbls and typically occurs every 30-50 days. In addition, our Florida properties consist of a relatively low number of higher volume wells and downtime due to equipment failures and other operational issues can cause production from this area to be volatile.

Lease operating expenses.    Our production expenses decreased 47%, or $0.9 million, to $1.0 million for the first quarter of 2004 from $1.9 million for the first quarter of 2003 primarily due to decreased sales volumes attributable to the previously discussed timing of deliveries. Unit production expenses for 2004 were $8.96 per Bbl compared to $6.73 in 2003. The per Bbl increase is primarily attributable to increased costs for fuel, electricity and producing well workovers.

Production and ad valorem taxes.    Our production and ad valorem taxes decreased 50%, or $0.2 million, to $0.2 million for the first quarter of 2004 from $0.4 million for the first quarter of 2003 primarily due to decreased sales volumes attributable to the previously discussed timing of deliveries. Per unit production and ad valorem taxes increased to $1.61 per Bbl in 2004 compared to $1.46 per Bbl in 2003 primarily due to increased sales prices.

Oil transportation expenses.    Our oil transportation expenses decreased 55% to $0.5 million in the first quarter of 2004 from $1.1 million in the first quarter of 2003 reflecting lower sales volumes. On a per barrel basis, oil transportation expenses increased from $4.05 in the first quarter of 2003 to $4.30 in the first quarter of 2004.

General and administrative expense.    Our general and administrative expense increased $2.3 million, to $4.1 million for the first quarter of 2004 from $1.8 million for the first quarter of 2003. The increase primarily reflects $2.0 million of expenses in the first quarter of 2004 related to the proposed merger and to a much lesser extent, accounting system conversion costs.

Depreciation, depletion, amortization and accretion.    Our depreciation, depletion, amortization and accretion expense, or DD&A expense decreased 53%, or $0.8 million, to $0.7 million for the first quarter of 2004 from $1.5 million for the first quarter of 2003. The decrease is primarily due to lower sales volumes. The per unit DD&A rate was $4.98 per Bbl in 2004 versus $4.68 per Bbl in 2003. Accretion expense, which represents the adjustment of our asset retirement obligation to its present value at the end of the period based on our credit adjusted risk free rate was $0.1 million in both periods.

Equity in earnings of Plains All American Pipeline, L.P.    Our equity in earnings of PAA increased $0.7 million to $7.0 million for the first quarter of 2004 from $6.3 million for the first quarter of 2003. PAA reported net income of $31.0 million in the first quarter of 2004 compared to $24.4 million in the first quarter of 2003.

Gain on Plains All American Pipeline, L.P. unit offerings and subordinated unit conversion.    In the first quarter of 2004 we recognized a noncash gain of $23.9 million related to the conversion of our PAA subordinated units to common units. In the first quarter of 2003 we recognized a noncash gain of $6.1 million related to PAA’s public equity offering during the period. Such gains are recognized to reflect our proportionate share of the increase in the underlying net assets of PAA.

Gain (loss) on derivatives.    As previously discussed, we were required to discontinue hedge accounting effective February 1, 2003. As a result, in the first quarter of 2004 we recorded a $4.4 million loss on derivatives consisting of a $3.0 million loss for the decrease in the fair value of our derivatives and a $1.4 million loss on cash settlements of such derivatives. In the two months ended March 31, 2003 we recorded a $0.1 million loss on derivatives consisting of a $0.6 million gain for the increase in the fair value of our derivatives and a $0.7 million loss on cash settlements of such derivatives.

Income tax expense.    Our income tax expense increased $3.6 million to $9.5 million for the first quarter of 2004 from $5.9 million for the first quarter of 2003. The increase was primarily due to higher pre-tax income as our effective tax rate was 42% in the first quarter of 2004 compared to 48% in the first quarter of 2003. Our effective rate is lower in 2004 because earnings related to PAA’s Canadian operations, which are taxed at a higher effective rate than our other earnings, represent a smaller portion of our total earnings.

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

Liquidity and Capital Resources

General

At March 31, 2004 we had negative working capital of $17.1 million. Cash generated from our upstream operations and PAA distributions are our primary sources of liquidity. We believe that we have sufficient liquid assets and cash from operations and PAA distributions to meet our short term and long-term normal recurring operating needs, debt service obligations, contingencies and anticipated capital expenditures.

If PAA could not, for any reason, make its minimum quarterly distribution payments on its limited partnership interests, this would impair our cash flows and our ability to meet our short and long-term cash needs. Thus, PAA’s financial and operational performance directly affects our financial and operational performance. We encourage you to review PAA’s SEC filings, including its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and its Annual Report on Form 10-K for the year ended December 31, 2003.

PAA Cash Distributions

PAA’s partnership agreement requires that it distribute 100% of available cash within 45 days after the end of each quarter to unitholders of record and to its general partner. Available cash is generally defined as all cash and cash equivalents on hand at the end of each quarter less reserves established by PAA’s general partner for future requirements.

At December 31, 2003 PAA had outstanding 7.5 million subordinated units, of which we owned 3.3 million. The subordinated units converted to common units in February 2004. The subordinated units were not publicly traded and were subordinated in the right to distributions. Common units accrued arrearages with respect to distributions for any quarter during the subordination period and subordinated units did not accrue any arrearages.

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

Cash distributions per unit on PAA’s outstanding common units, Class B common units and subordinated units and the portion of the distributions representing an excess over the MQD in 2004, 2003 and 2002 were as follows:

	Year
	2004		2003		2002
	Distribution	Excess over MQD	Distribution	Excess over MQD	Distribution	Excess over MQD
First Quarter	$0.5625	$0.1125	$0.5375	$0.0875	$0.5250	$0.0750
Second Quarter	$0.5625	$0.1125	$0.5500	$0.1000	$0.5375	$0.0875
Third Quarter			$0.5500	$0.1000	$0.5375	$0.0875
Fourth Quarter			$0.5500	$0.1000	$0.5375	$0.0875

Financing Activities

At March 31, 2004, $45.0 million was outstanding under our secured term loan facility. The term loan is repayable in quarterly installments of $5.0 million each, with a final maturity of May 31, 2006. Amounts outstanding under the term loan bear an annual interest rate, at our election, equal to either the Base Rate (as defined in the agreement) plus 1.5%, or LIBOR plus 3%. The term loan requires that we maintain $5.0 million on deposit in a debt service reserve account with one of the lending banks. Our average borrowing rate for the first quarter of 2004 was 4.2% (4.2% at March 31, 2004).

To secure the term loan, we pledged 100% of the shares of stock of our subsidiaries and 5.2 million of our PAA common units. To the extent the outstanding principal under the term loan exceeds the balance in the debt service reserve account plus 50% of the fair market value of the pledged common units, we are required to repay the excess. The fair market value of the pledged units is determined based on the closing price of PAA common units as reported on the New York Stock Exchange.

The term loan contains covenants that limit our ability, as well as the ability of our subsidiaries, to incur additional debt, make investments, create liens, enter into leases, sell assets, change the nature of our business or operations, guarantee other indebtedness, enter into certain types of hedge agreements, enter into take-or-pay arrangements, merge or consolidate and enter into transactions with affiliates. In addition, if an event of default exists, the term loan prohibits us from paying dividends or repurchasing or redeeming shares of any class of capital stock. The term loan requires us to maintain a minimum consolidated tangible net worth (as defined) and a consolidated debt service coverage ratio (as defined in the agreement) of 1.0 to 1.0. At March 31, 2004, we were in compliance with the covenants contained in the term loan facility.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Cash provided by (used in):
Operating activities	$9.7	$6.4
Investing activities	(0.7)	(1.1)
Financing activities	2.3	(6.0)

Cash Flows

Operating Activities.    Net cash provided by operating activities in the first quarter of 2004 totaled $9.7 million compared to $6.4 million in the first quarter of 2003. The increase primarily reflects the positive effect in 2004 of changes in working capital and other assets and liabilities related to operating activities.

Investing Activities.    In the first quarter of 2004 net cash used in investing activities totaled $0.7 million compared to $1.1 million in the first quarter of 2003. Oil and gas capital expenditures were $0.7 million in the first quarter of 2004 and $0.5 million in the first quarter of 2003. In the first quarter of 2003 we made capital contributions to PAA of $0.6 million to maintain our proportionate general partner share interest as a result of an equity offering by PAA.

Financing activities.    Cash provided by financing activities in the first quarter of 2004 included $7.3 million in proceeds from the exercise of stock options and a net reduction in long-term debt of $5.0 million. Cash used in financing activities in the first quarter of 2003 included a net reduction in long-term debt of $4.5 million, $0.6 million in proceeds from the exercise of stock options, expenditures of $1.7 million for the repurchase of 142,700 shares of our common stock, $0.1 million for the payment of costs incurred in connection with our term loan and $0.3 million for the payment of preferred stock dividends.

Capital Expenditures

We have made and will continue to make capital expenditures with respect to our oil properties. In the first quarter of 2004 we made aggregate capital expenditures of approximately $0.7 million for exploitation of our existing properties and we expect such expenditures to total $3.5 million for 2004. These expenditures will be funded with cash from operations and PAA distributions.

When PAA issues equity, the general partner is required to contribute cash to maintain its 2% general partner interest. In 2003 PAA issued units in public equity offerings and we were required to make cash capital contributions to the general partner of PAA totaling $2.3 million for our 44% interest in the general partner. In April 2004 PAA issued 3.6 million and we were required to make a general partner capital contribution of approximately $1.0 million. If PAA issues equity in the future, we will be required to make additional cash capital contributions.

Our Board of Directors has authorized the repurchase of up to eight million shares of our common stock. Through March 31, 2004, we had repurchased a total of 4.9 million shares at a total cost of approximately $100.4 million. We did not repurchase any shares in the first quarter of 2004.

Commitments and Contingencies

PLX Stockholder Lawsuits

Beginning November 21, 2003, six putative class action lawsuits were filed against Plains Resources, our directors and Mr. Raymond, our Chief Executive Officer, in the Court of Chancery in the State of Delaware, in and for New Castle County, seeking to enjoin the sale of Plains Resources. The lawsuits, and dates of filing, are as follows:

No. 071-N, Twist Partners LLP v. Flores et al. (filed Nov. 21, 2003)

No. 073-N, Klein v. Flores et al. (filed Nov. 21, 2003)

No. 074-N, Levy v. Flores et al. (filed Nov. 21, 2003)

No. 075-N, Lanza v. Flores et al. (filed Nov. 21, 2003)

No. 076-N, Burt v. Flores et al. (filed Nov. 21, 2003)

No. 143-N, South Broadway Capital v. Flores et al. (filed Dec. 30, 2003)

Four of the complaints (Twist Partners, Klein, Levy, and South Broadway Capital) also named Vulcan Capital as a defendant. Each complaint alleged that the $14.25 per share Vulcan Capital proposal would be inadequate compensation. The Twist Partners complaint alleged that our stock traded as high as $23.05 per share as recently as December 2002 and as high as $14.75 per share as recently as June 2003. It further alleged that the downward trend of the price of our stock reflects temporary market conditions in our industry, and that Mr. Flores and Mr. Raymond recognized a strong likelihood that the price would soon rebound to the levels at which it traded in 2003 and late 2002. The complaint further alleged that Mr. Flores, Mr. Raymond, and Vulcan Capital determined to “usurp this hidden value for themselves,” thereby allegedly denying our minority stockholders the opportunity to obtain fair value for their equity interest. The Twist Partners November 21, 2003 complaint alleged that all individual defendants breached fiduciary duties of due care and loyalty to our stockholders. Vulcan Capital was alleged to have aided and abetted these alleged breaches of fiduciary duty. The complaint alleged, among other things, that the November 20, 2003 announcement of a November 19, 2003 buyout proposal represented “a paltry premium of 7.6 percent to Plains Resources’ current trading price and . . . a very significant discount to what it had traded at earlier in the year.” As of the November 21, 2003 filing of the complaint, Twist Partners alleged that the individually named defendants had failed to auction Plains Resources, had failed to conduct an active market check and had not appointed an independent person to negotiate on behalf of our stockholders.

The relief sought by Twist Partners includes certification of a class action, an injunction preventing consummation of the buyout proposal (or rescinding it if consummated), compensatory and/or rescissory damages to the class, interest, attorneys’ fees, expert fees, and other costs, along with such other relief as the Court might find just and proper.

Substantially the same allegations and prayers for relief were made in each of the first five suits which was filed (Twist Partners, Klein, Levy, Lanza, and Burt). (Klein, Lanza, and Levy additionally alleged that Mr. Flores and Mr. Raymond dominated and controlled the rest of our Board of Directors.) The Klein complaint was subsequently amended to name and seek relief from Vulcan Energy rather than Vulcan Capital. These five cases were consolidated on December 11, 2003 under the action No. 071-N, In re Plains Resources Inc. Shareholders Litigation, and defendants are not required to respond to the originally filed complaints.

On December 30, 2003, a sixth complaint was filed by South Broadway Capital alleging substantially the same allegations and prayer for relief as the complaints consolidated under No. 071-N, In re Plains Resources Inc. Shareholders Litigation. Plaintiff’s Delaware counsel of record for South Broadway Capital are also plaintiff’s counsel of record in No. 071-N, In re Plains Resources Inc. Shareholders Litigation. The defendants expect that the South Broadway Capital action will be consolidated with the other five stockholder suits.

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

Also on February 24, 2004, Donald Gilbert filed a putative class action lawsuit against Plains Resources, our directors, Mr. Raymond and Vulcan Capital in the 157th District Court for Harris County, Texas (No. 2004-10509, Gilbert v. Plains Resources Inc. et al.). Its factual allegations repeat some but not all of those made in the consolidated amended complaint filed in In re Plains Resources Inc. Shareholders Litigation in Delaware. The Texas suit particularly alleges that “members of the Class will be irreparably harmed in that they will not receive fair value for Plains Resources’ assets and business and will be prevented from obtaining the real value of their equity ownership in the Company,” and that unless an injunction is entered, Vulcan Capital and Messrs. Flores and Raymond “will continue to aid and abet a process that inhibits the maximization of shareholder value.” For purported causes of action, the Texas lawsuit alleges that our directors breached fiduciary duties of loyalty and due care by allegedly failing to (1) inform themselves of our market value before taking action, (2) act in the best interest of our stockholders, (3) maximize stockholder value, (4) obtain the best financial and unspecified other terms when our independent existence will be materially altered by a transaction, and (5) act in accordance with their fundamental duties of due care and loyalty. It further alleges that Vulcan Capital and Messrs. Flores and Raymond aided and abetted our directors’ alleged breaches of fiduciary duties. The relief sought includes (1) declaration of a class action, (2) declaration that the proposed merger agreement “was entered into in breach of the fiduciary duties of” our directors, (3) an injunction prohibiting us from proceeding with and consummating the proposed merger, (4) an injunction requiring the implementation of procedures to obtain the highest price, (5) an injunction requiring our directors “to exercise their fiduciary duties to obtain a transaction which is in the best interests of stockholders until the process for the sale or auction of the Company is completed and the highest possible price is obtained,” (6) unspecified “appropriate damages,” (7) “costs and disbursements,” including reasonable attorneys’ and experts’ fees, and (8) other and further relief which the Court may deem just and proper. The defendants have moved to stay the Texas suit pending resolution of the first-filed Delaware consolidation action.

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

The Sperber complaint requests the following relief: certification of a class action, an injunction preventing consummation of the buyout proposal (or rescinding it if consummated), an injunction requiring PAA and Plains AAP to act to protect the interest of PAA, its limited partners, and its unitholders, a declaration that the individual defendants breached their fiduciary duties to the plaintiff and the putative class, an accounting of all assets, money, and other value improperly received from Plains Resources, disgorgement and imposition of a constructive trust on all property and profits defendants received as a result of wrongful conduct, damages to the class, interest, attorneys’ fees, and other costs, along with such other relief as the Court might find just and proper. Pursuant to an agreement among counsel, no response to the Sperber complaint is required until after an amended complaint is filed.

Other

In the ordinary course of our business, we are a claimant or defendant in various legal proceedings. We do not believe that the outcome of any pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

PAA’s Commitments and Contingencies

For a discussion of PAA’s commitments and contingencies, we recommend you review PAA’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and Annual Report on Form 10-K for the year ended December 31, 2003, and other applicable SEC filings by PAA.

Material Related Party Transactions

Governance of PAA

We, along with Sable Investments, L.P. (which is owned by Mr. Flores, our Executive Chairman, and Mr. Raymond, our Chief Executive Officer), Kafu Holdings, L.P. (which is controlled by Kayne Anderson Capital Advisors, L.P. and Kayne Anderson Investment Management, Inc., of which our director Mr. Sinnott is Senior Vice President), and E-Holdings III, L.P. (which is controlled by EnCap Investments L.L.C. and of which our director Mr. Phillips is a managing director and principal) are parties to agreements governing Plains All American GP LLC, which is the general partner of Plains AAP, L.P., and Plains AAP, L.P., which is the general partner of PAA. These agreements govern the ongoing management of PAA.

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

Our Relationship with PAA

We have ongoing relationships with PAA, including:

•	a marketing agreement that provides that PAA will purchase all of our equity oil production at market prices for a fee of $.20 per barrel. In the first quarter of 2004 and 2003, PAA paid us $3.8 million and $8.6 million, respectively, for such equity production, including the royalty share of production, and we paid PAA $42,000 and $47,000, respectively, in marketing fees;

•	a separation agreement whereby, among other things, (1) we agreed to indemnify PAA, its general partner, and its subsidiaries against (a) any claims related to the upstream business, whenever arising, and (b) any claims related to federal or state securities laws or the regulations of any self-regulatory authority, or other similar claims, resulting from alleged acts or omissions by us, our subsidiaries, PAA, or PAA’s subsidiaries occurring on or before June 8, 2001, and (2) PAA agreed to indemnify us and our subsidiaries against any claims related to the midstream business, whenever arising.

Our Relationship with PXP

We are a party to certain agreements with PXP, including a master separation agreement; an intellectual property agreement; the Plains Exploration & Production transition services agreement that expires June 16, 2004; the Plains Resources transition services agreement that expires June 8, 2004; and a technical services agreement that expires in July 2005. For the three months ended March 31, 2004 PXP billed us $0.3 million for services provided to us under these agreements. For the three months ended March 31, 2003 PXP billed us $0.1 million for services provided to us under these agreements and we billed PXP $38,000 for services we provided under these agreements. In addition, during the three months ended March 31, 2004 PXP billed us $0.2 million for administrative costs associated with certain special projects performed on our behalf.

Critical Accounting Policies and Factors That May Affect Future Results

Based on the accounting policies that we have in place, certain factors may impact our future financial results. Significant accounting policies related to commodity pricing and risk management activities, oil and gas reserves and write-downs under full cost ceiling test rules are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Write-downs under full cost ceiling test rules.    Based on the book value of our proved oil and gas properties (including related deferred income taxes) and our estimate of proved reserves as of March 31, 2004, we believe that we would have a write-down under the full cost ceiling test rules at a net realized price for our oil production of approximately $16.00 to $18.00 per barrel. Based on an estimated oil differential at March 31, 2004 of $11.75 per barrel, we would have a write-down at a NYMEX oil index price of $27.75 to $29.75 per barrel.

PAA’s Critical Accounting Policies.    For a discussion of PAA’s critical accounting policies, we recommend you review PAA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, its Annual Report on Form 10-K for the year ended December 31, 2003, and other applicable SEC filings by PAA.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements based on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things:

•	risk associated with the satisfaction of the conditions to complete the merger, including the availability of financing to complete the proposed merger;

•	conflicts of interest that may influence Plains Resources’ officers and directors to support or recommend the proposed merger;

•	the future profitability of Plains Resources;

•	the uncertainty of the market for the midstream activities of marketing, gathering, transporting, terminalling, and storage of crude oil that Plains Resources engages in through its significant equity ownership in Plains All American Pipeline, L.P., or PAA;

•	the risks associated with the finding and developing of upstream oil and gas reserves associated with Plains Resources’ Florida oil and gas operations;

•	the seasonality of Plains Resources’ financial results;

•	the favorable resolution of pending and future litigation;

•	the operating and financial performance of PAA;

•	the consequences of our and Plains Exploration & Production Company’s, or PXP, officers and employees providing services to both us and PXP and not being required to spend any specified percentage or amount of time on our business;

•	risks, uncertainties and other factors that could have an impact on PAA, which could in turn impact the value of our holdings in PAA (for a discussion of these risks, uncertainties and other factors, see PAA’s filings with the SEC);

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	uncertainties inherent in the development and production of oil and gas and in estimating reserves;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and gas price fluctuations;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance, and

•	general economic, market, industry or business conditions.

All forward-looking statements in this report are made as of the date hereof, and you should not place undue certainty on these statements without also considering the risks and uncertainties associated with these statements and our business that are discussed in this report. Moreover, although we believe the expectations reflected in the forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information. See “Critical Accounting Policies and Factors That May Affect Future Results” in this report and the discussion of risk factors in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for additional discussions of risks and uncertainties.

ITEM 3.—Quantitative and Qualitative Disclosures About Market Risks

We actively manage our exposure to commodity price fluctuations by hedging significant portions of our oil production through the use of derivative instruments. The derivative instruments consist of oil swap contracts entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our earnings as other income (expense). If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil production. Realized gains and losses on derivative instruments that are designated as a hedge and qualify for hedge accounting are included in oil revenues in the period the hedged volumes are sold.

To qualify for hedge accounting the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges that become ineffective remain unchanged until the related product is delivered. If it is determined that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

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

In the first quarter of 2004 we recorded a $4.4 million loss on derivatives consisting of a $3.0 million loss for the decrease in the fair value of our derivatives and a $1.4 million loss on cash settlements of such derivatives. In the two months ended March 31, 2003 we recorded a $0.1 million loss on derivatives consisting of a $0.6 million gain for the increase in the fair value of our derivatives and a $0.7 million loss on cash settlements of such derivatives. In addition a $0.3 million loss on cash settlements for January 2003 is reflected as a reduction of revenues. The deferred net losses on our oil derivative instruments recorded in OCI will to be reclassified to earnings in 2004 as the hedged volumes are produced and sold.

Commodity Price Risk.    At March 31, 2004, we had the following open oil derivative positions (barrels per day):

	2004	2005	2006
Swaps
Average price $25.01/bbl	1,500	—	—
Average price $24.70/bbl	—	1,000	—
Average price $24.43/bbl	—	—	1,000

Assuming our first quarter 2004 production volumes are held constant in subsequent periods, these positions result in our hedging approximately 65%, 43% and 43% of oil production in 2004, 2005 and 2006, respectively. Location and quality differentials attributable to our properties are not included in the foregoing prices. Because of the quality and location of our oil production, these adjustments will reduce our net price per barrel.

The fair value of outstanding oil derivative commodity instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below (in millions):

	March 31, 2004		December 31, 2003
	Fair Value	Effect of 10% Price Decrease	Fair Value	Effect of 10% Price Decrease
Swaps and options contracts	$(7.5)	$3.5	$(1.0)	$3.6

The fair value of the swaps is estimated based on quoted prices from independent reporting services compared to the contract price of the swap and approximate the gain or loss that would have been realized if the contracts had been closed out at period end. All hedge positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month oil prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

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

Interest Rate Risk.    Our debt instruments are sensitive to market fluctuations in interest rates. At March 31, 2004 we had $45.0 million outstanding under our credit facility, repayable $15.0 million in

2004, $20.0 million in 2005 and $10.0 million in 2006. Our credit facility bears interest at a base rate (as defined) or LIBOR plus the applicable margin (4.2% at March 31, 2004). The carrying value of our credit facility debt approximates fair value because interest rates are variable, based on prevailing market rates.

ITEM 4.—Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During our first fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

PLX Stockholder Lawsuits

Beginning November 21, 2003, six putative class action lawsuits were filed against Plains Resources, our directors and Mr. Raymond, our Chief Executive Officer, in the Court of Chancery in the State of Delaware, in and for New Castle County, seeking to enjoin the sale of Plains Resources. The lawsuits, and dates of filing, are as follows:

No. 071-N, Twist Partners LLP v. Flores et al. (filed Nov. 21, 2003)

No. 073-N, Klein v. Flores et al. (filed Nov. 21, 2003)

No. 074-N, Levy v. Flores et al. (filed Nov. 21, 2003)

No. 075-N, Lanza v. Flores et al. (filed Nov. 21, 2003)

No. 076-N, Burt v. Flores et al. (filed Nov. 21, 2003)

No. 143-N, South Broadway Capital v. Flores et al. (filed Dec. 30, 2003)

Four of the complaints (Twist Partners, Klein, Levy, and South Broadway Capital) also named Vulcan Capital as a defendant. Each complaint alleged that the $14.25 per share Vulcan Capital proposal would be inadequate compensation. The Twist Partners complaint alleged that our stock traded as high as $23.05 per share as recently as December 2002 and as high as $14.75 per share as recently as June 2003. It further alleged that the downward trend of the price of our stock reflects temporary market conditions in our industry, and that Mr. Flores and Mr. Raymond recognized a strong likelihood that the price would soon rebound to the levels at which it traded in 2003 and late 2002. The complaint further alleged that Mr. Flores, Mr. Raymond, and Vulcan Capital determined to “usurp this hidden value for themselves,” thereby allegedly denying our minority stockholders the opportunity to obtain fair value for their equity interest. The Twist Partners November 21, 2003 complaint alleged that all individual defendants breached fiduciary duties of due care and loyalty to our stockholders. Vulcan Capital was alleged to have aided and abetted these alleged breaches of fiduciary duty. The complaint alleged, among other things, that the November 20, 2003 announcement of a November 19, 2003 buyout proposal represented “a paltry premium of 7.6 percent to Plains Resources’ current trading price and . . . a very significant discount to what it had traded at earlier in the year.” As of the November 21, 2003 filing of the complaint, Twist Partners alleged that the individually named defendants had failed to auction Plains Resources, had failed to conduct an active market check and had not appointed an independent person to negotiate on behalf of our stockholders.

The relief sought by Twist Partners includes certification of a class action, an injunction preventing consummation of the buyout proposal (or rescinding it if consummated), compensatory and/or rescissory damages to the class, interest, attorneys’ fees, expert fees, and other costs, along with such other relief as the Court might find just and proper.

Substantially the same allegations and prayers for relief were made in each of the first five suits which was filed (Twist Partners, Klein, Levy, Lanza, and Burt). (Klein, Lanza, and Levy additionally alleged that Mr. Flores and Mr. Raymond dominated and controlled the rest of our Board of Directors.) The Klein complaint was subsequently amended to name and seek relief from Vulcan Energy rather than Vulcan Capital. These five cases were consolidated on December 11, 2003 under the action No. 071-N, In re Plains Resources Inc. Shareholders Litigation, and defendants are not required to respond to the originally filed complaints.

On December 30, 2003, a sixth complaint was filed by South Broadway Capital alleging substantially the same allegations and prayer for relief as the complaints consolidated under No. 071-N, In re Plains Resources Inc. Shareholders Litigation. Plaintiff’s Delaware counsel of record for South Broadway Capital are also plaintiff’s counsel of record in No. 071-N, In re Plains Resources Inc. Shareholders Litigation. The defendants expect that the South Broadway Capital action will be consolidated with the other five stockholder suits.

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

Also on February 24, 2004, Donald Gilbert filed a putative class action lawsuit against Plains Resources, our directors, Mr. Raymond and Vulcan Capital in the 157th District Court for Harris County, Texas (No. 2004-10509, Gilbert v. Plains Resources Inc. et al.). Its factual allegations repeat some but not all of those made in the consolidated amended complaint filed in In re Plains Resources Inc. Shareholders Litigation in Delaware. The Texas suit particularly alleges that “members of the Class will be irreparably harmed in that they will not receive fair value for Plains Resources’ assets and business and will be prevented from obtaining the real value of their equity ownership in the Company,” and that unless an injunction is entered, Vulcan Capital and Messrs. Flores and Raymond “will continue to aid and abet a process that inhibits the maximization of shareholder value.” For purported causes of action, the Texas lawsuit alleges that our directors breached fiduciary duties of loyalty and due care by allegedly failing to (1) inform themselves of our market value before taking action, (2) act in the best interest of our stockholders, (3) maximize stockholder value, (4) obtain the best financial and unspecified other terms when our independent existence will be materially altered by a transaction, and (5) act in accordance with their fundamental duties of due care and loyalty. It further alleges that Vulcan Capital and Messrs. Flores and Raymond aided and abetted our directors’ alleged breaches of fiduciary duties. The relief sought includes (1) declaration of a class action, (2) declaration that the proposed merger agreement “was entered into in breach of the fiduciary duties of” our directors, (3) an injunction prohibiting us from proceeding with and consummating the proposed merger, (4) an injunction requiring the implementation of procedures to obtain the highest price, (5) an injunction requiring our directors “to exercise their fiduciary duties to obtain a transaction which is in the best interests of stockholders until the process for the sale or auction of the Company is completed and the highest possible price is obtained,” (6) unspecified “appropriate damages,” (7) “costs and disbursements,” including reasonable attorneys’ and experts’ fees, and (8) other and further relief which the Court may deem just and proper. The defendants have moved to stay the Texas suit pending resolution of the first-filed Delaware consolidation action.

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

The Sperber complaint requests the following relief: certification of a class action, an injunction preventing consummation of the buyout proposal (or rescinding it if consummated), an injunction requiring PAA and Plains AAP to act to protect the interest of PAA, its limited partners, and its unitholders, a declaration that the individual defendants breached their fiduciary duties to the plaintiff and the putative class, an accounting of all assets, money, and other value improperly received from Plains Resources, disgorgement and imposition of a constructive trust on all property and profits defendants received as a result of wrongful conduct, damages to the class, interest, attorneys’ fees, and other costs, along with such other relief as the Court might find just and proper. Pursuant to an agreement among counsel, no response to the Sperber complaint is required until after an amended complaint is filed.

Other

In the ordinary course of our business, we are a claimant or defendant in various legal proceedings. We do not believe that the outcome of any pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 6—Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	*	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed on January 23, 2004 with respect to a press release dated January 23, 2004 concerning the offer by Vulcan Capital, et. al., to acquire the Company.

A Current Report on Form 8-K was filed on February 20, 2004 with respect to a press release dated February 19, 2004 announcing that the Company had entered into an Agreement and Plan of Merger with Vulcan Energy Corporation.

A Current Report on Form 8-K was filed on March 3, 2004 with respect to a press release dated March 3, 2004 reporting 2003 fourth quarter and annual results.

Items 2, 3, 4 & 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

PLAINS RESOURCES INC.

Date: May 6, 2004	By:	/s/ STEPHEN A. THORINGTON

Stephen A. Thorington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)